Form 10-Q
period 2013-03-31
PULTEGROUP INC/MI/
filed 2013-04-25
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Number of shares of common stock outstanding as of April 19, 2013: 387,509,689

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,592,924	$1,404,760
Restricted cash	66,577	71,950
House and land inventory	4,112,797	4,214,046
Land held for sale	92,153	91,104
Land, not owned, under option agreements	38,988	31,066
Residential mortgage loans available-for-sale	238,204	318,931
Investments in unconsolidated entities	44,744	45,629
Other assets	408,781	407,675
Intangible assets	145,973	149,248
	$6,741,141	$6,734,409

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $34,676 and $42,053 in 2013 and 2012, respectively	$176,696	$178,274
Customer deposits	126,069	101,183
Accrued and other liabilities	1,397,638	1,418,063
Income tax liabilities	196,863	198,865
Financial Services debt	56,631	138,795
Senior notes	2,511,729	2,509,613
	4,465,626	4,544,793

Shareholders' equity	2,275,515	2,189,616

	$6,741,141	$6,734,409

Note: The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Homebuilding
Home sale revenues	$1,099,752	$813,786
Land sale revenues	26,131	38,398
	1,125,883	852,184
Financial Services	36,873	28,852
Total revenues	1,162,756	881,036

Homebuilding Cost of Revenues:
Home sale cost of revenues	901,470	712,166
Land sale cost of revenues	22,018	33,397
	923,488	745,563
Financial Services expenses	22,588	22,009
Selling, general and administrative expenses	129,626	123,314
Other expense (income), net	4,772	6,619
Interest income	(1,173)	(1,199)
Interest expense	207	217
Equity in (earnings) loss of unconsolidated entities	898	(1,996)
Income (loss) before income taxes	82,350	(13,491)
Income tax expense (benefit)	588	(1,825)
Net income (loss)	$81,762	$(11,666)

Net income (loss) per share:
Basic	$0.21	$(0.03)
Diluted	$0.21	$(0.03)

Number of shares used in calculation:
Basic	384,228	380,502
Effect of dilutive securities	6,093	—
Diluted	390,321	380,502

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$81,762	$(11,666)

Other comprehensive income, net of tax:
Change in fair value of derivatives	48	57

Other comprehensive income	48	57

Comprehensive income (loss)	$81,810	$(11,609)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	669	7	7,530	—	—	7,537
Stock awards, net of cancellations	563	5	(5)	—	—	—
Stock repurchases	(330)	(3)	(2,587)	—	(3,837)	(6,427)
Stock-based compensation	—		2,979	—	—	2,979
Net income (loss)	—	—	—	—	81,762	81,762
Other comprehensive income	—	—	—	48	—	48
Shareholders' Equity, March 31, 2013	387,510	$3,875	$3,038,806	$(944)	$(766,222)	$2,275,515

Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock awards, net of cancellations	1,134	11	(11)	—	—	—
Stock repurchases	(93)	(1)	(727)	—	(117)	(845)
Stock-based compensation	—	—	2,667	—	—	2,667
Net income (loss)	—	—	—	—	(11,666)	(11,666)
Other comprehensive income	—	—	—	57	—	57
Shareholders' Equity, March 31, 2012	383,649	$3,836	$2,988,169	$(1,249)	$(1,061,928)	$1,928,828

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$81,762	$(11,666)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land inventory and deposits and pre-acquisition costs	704	5,896
Depreciation and amortization	7,339	7,393
Stock-based compensation expense	7,141	3,719
Equity in (earnings) loss of unconsolidated entities	898	(1,996)
Distributions of earnings from unconsolidated entities	265	3,518
Other non-cash, net	2,331	421
Increase (decrease) in cash due to:
Restricted cash	860	53
Inventories	99,760	45,969
Residential mortgage loans available-for-sale	80,727	74,073
Other assets	(370)	9,939
Accounts payable, accrued and other liabilities	(8,795)	(34,466)
Income tax liabilities	(2,002)	11,837
Net cash provided by (used in) operating activities	270,620	114,690
Cash flows from investing activities:
Distributions from unconsolidated entities	200	—
Investments in unconsolidated entities	(593)	(49)
Net change in loans held for investment	10	293
Change in restricted cash related to letters of credit	4,513	11,938
Proceeds from the sale of property and equipment	59	4,475
Capital expenditures	(5,378)	(3,758)
Net cash provided by (used in) investing activities	(1,189)	12,899
Cash flows from financing activities:
Financial Services borrowings (repayments)	(82,164)	—
Other borrowings (repayments)	(213)	1,920
Stock option exercises	7,537	—
Stock repurchases	(6,427)	(845)
Net cash provided by (used in) financing activities	(81,267)	1,075
Net increase (decrease) in cash and equivalents	188,164	128,664
Cash and equivalents at beginning of period	1,404,760	1,083,071
Cash and equivalents at end of period	$1,592,924	$1,211,735

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(23,095)	$(22,808)
Income taxes paid (refunded), net	$(3,026)	$(11,142)
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States. Our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at March 31, 2013 and December 31, 2012 also included $7.3 million and $8.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2013	2012
Write-off of deposits and pre-acquisition costs	$341	$739
Lease exit and related costs (a)	165	2,359
Amortization of intangible assets	3,275	3,275
Miscellaneous expense (income), net	991	246
	$4,772	$6,619

(a)	Excludes $2.4 million of lease exit costs classified within Financial Services expense during the three months ended March 31, 2012.

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	March 31, 2013	December 31, 2012
Notes receivable, gross	$58,940	$57,841
Allowance for credit losses	(27,056)	(26,865)
Notes receivable, net	$31,884	$30,976

We also record receivables from various parties in the normal course of business, including amounts due from municipalities, insurance carriers, and vendors. Such receivables are generally reported within other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of receivables related to our mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Earnings per share excludes 10.0 million stock options and other potentially dilutive instruments for the three months ended March 31, 2013. All stock options, non-vested restricted stock, and other potentially dilutive instruments were excluded from the calculation for the three months ended March 31, 2012 due to the net loss recorded during the period.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net. See Note 2.

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, cancellations of land option agreements have resulted in write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs.

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $39.0 million and $31.1 million at March 31, 2013 and December 31, 2012, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of March 31, 2013 and December 31, 2012 ($000’s omitted):

	March 31, 2013			December 31, 2012
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$8,452	$14,030	$15,649	$5,216	$8,590	$8,590
Unconsolidated VIEs	25,294	370,865	—	24,078	360,495	—
Other land option agreements	43,188	577,456	23,339	40,822	554,307	22,476
	$76,934	$962,351	$38,988	$70,116	$923,392	$31,066

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.”

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At March 31, 2013 and December 31, 2012, residential mortgage loans available-for-sale had an aggregate fair value of $238.2 million and $318.9 million, respectively, and an aggregate outstanding principal balance of $229.7 million and $305.3 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.2 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $23.9 million and $19.0 million for the three months ended March 31, 2013 and 2012, respectively, and have been included in Financial Services revenues.

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

At March 31, 2013 and December 31, 2012, we had aggregate interest rate lock commitments of $198.1 million and $161.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At March 31, 2013 and December 31, 2012, we had unexpired forward contracts of $379.1 million and $428.0 million, respectively, and whole loan investor commitments of $8.3 million and $4.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	March 31, 2013		December 31, 2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$7,077	$166	$6,045	$24
Forward contracts	219	1,596	245	891
Whole loan commitments	25	52	30	85
	$7,321	$1,814	$6,320	$1,000

New accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance was effective for our fiscal year beginning January 1, 2013 and was applied retrospectively. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our financial statements.

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	March 31, 2013	December 31, 2012
Homes under construction	$1,150,459	$1,116,184
Land under development	2,299,029	2,435,378
Raw land	663,309	662,484
	$4,112,797	$4,214,046

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues included capitalized interest related to inventory impairments of $0.3 million and $0.8 million, for the three months ended March 31, 2013 and 2012, respectively. We capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2013	2012
Interest in inventory, beginning of period	$331,880	$355,068
Interest capitalized	42,656	51,323
Interest expensed	(53,677)	(47,186)
Interest in inventory, end of period	$320,859	$359,205
Interest incurred*	$42,656	$51,323

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Land valuation adjustments and write-offs

Impairment of inventory

We record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, an additional consideration includes an evaluation of the probability, timing, and cost of obtaining necessary approvals from municipalities and any potential concessions that may be necessary in order to obtain such approvals. We also consider potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. Communities that demonstrate potential impairment indicators are tested for impairment. We compare the expected undiscounted cash flows for these communities to their carrying values. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community. Impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.

We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community tested for impairment. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. Our determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. For example, communities that are entitled and near completion will generally be assigned a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction.

During the three months ended March 31, 2013 and 2012, we reviewed each of our land positions for potential impairment. As a result of these reviews, we recorded impairments of $0.3 million and $4.5 million during the three months ended March 31, 2013 and 2012, respectively, which are recorded within Homebuilding home sale cost of revenues. Our evaluations for impairments recorded to date were based on our best estimates of the future cash flows for our communities. However, if conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

  Land held for sale is valued at the lower of carrying value or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended March 31, 2013 and 2012, we recognized net realizable value adjustments related to land held for sale of $0.1 million and $0.6 million, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues. During 2013, the decrease in the gross land held for sale and net realizable value reserve balances resulted from the sale of a previously impaired land parcel. Land held for sale was as follows ($000’s omitted):

	March 31, 2013	December 31, 2012
Land held for sale, gross	$99,443	$135,201
Net realizable value reserves	(7,290)	(44,097)
Land held for sale, net	$92,153	$91,104

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Write-off of deposits and pre-acquisition costs

We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.3 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

3. Segment information

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

Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Northeast	$132,756	$140,334
Southeast	169,926	133,408
Florida	151,883	123,998
Texas	190,043	130,191
North	225,806	186,156
Southwest	255,469	138,097
	1,125,883	852,184
Financial Services	36,873	28,852
Consolidated revenues	$1,162,756	$881,036

Income (loss) before income taxes:
Northeast	$12,072	$6,496
Southeast	18,328	5,013
Florida	20,280	5,503
Texas	21,210	7,046
North	20,552	3,141
Southwest	33,791	(941)
Other homebuilding (a)	(58,196)	(46,610)
	68,037	(20,352)
Financial Services (b)	14,313	6,861
Consolidated income (loss) before income taxes	$82,350	$(13,491)

(a)	Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

(b)	Financial Services income (loss) before income taxes includes interest income of $1.6 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2013	2012
Land and community valuation adjustments:
Northeast	$—	$—
Southeast	—	—
Florida	—	—
Texas	—	—
North	—	1,890
Southwest	—	1,810
Other homebuilding (a)	283	814
	$283	$4,514
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—
Southeast	—	285
Florida	51	38
Texas	4	—
North	25	(119)
Southwest	—	439
	$80	$643
Write-off of deposits and pre-acquisition costs:
Northeast	$102	$51
Southeast	25	555
Florida	32	11
Texas	—	25
North	107	97
Southwest	75	—
	$341	$739
Total land-related charges	$704	$5,896

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$224,262	$410,079	$109,238	$743,579	$851,891
Southeast	147,635	276,896	124,803	549,334	584,696
Florida	141,737	304,793	97,811	544,341	625,650
Texas	147,430	257,183	47,855	452,468	519,088
North	236,836	333,579	42,544	612,959	675,930
Southwest	203,923	468,137	177,052	849,112	920,460
Other homebuilding (a)	48,636	248,362	64,006	361,004	2,296,577
	1,150,459	2,299,029	663,309	4,112,797	6,474,292
Financial Services	—	—	—	—	266,849
	$1,150,459	$2,299,029	$663,309	$4,112,797	$6,741,141

	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

(a)	Other homebuilding primarily includes capitalized interest, cash and equivalents, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	March 31, 2013	December 31, 2012
Investments in joint ventures with debt non-recourse to PulteGroup	$26,132	$11,155
Investments in other active joint ventures	18,612	34,474
Total investments in unconsolidated entities	$44,744	$45,629

Total joint venture debt	$10,163	$6,915

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$961	$769
Joint venture debt non-recourse to PulteGroup	1,446	826
PulteGroup's total proportionate share of joint venture debt	$2,407	$1,595

We recognized (income) expense from unconsolidated joint ventures of $0.9 million and $(2.0) million during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we made capital contributions of $0.6 million and $0.0 million, respectively, and received capital and earnings distributions of $0.5 million and $3.5 million, respectively.

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

5. Shareholders’ equity

At March 31, 2013, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under our authorized stock repurchase programs since 2006.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2013 and 2012, we repurchased $6.4 million and $0.8 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013 and 2012 are not correlated to the amount of our income or loss before income taxes.

Other assets include income taxes receivable of $26.3 million and $31.9 million at March 31, 2013 and December 31, 2012, respectively, which related primarily to state carryback claims and amended income tax returns.

We evaluate our deferred tax assets to determine if a valuation allowance is required. At March 31, 2013 and December 31, 2012, we had net deferred tax assets of $2.4 billion and $2.5 billion, respectively. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  Based on our evaluation, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position.

We analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a significant three-year cumulative pre-tax loss position at March 31, 2013. Other negative evidence includes a U.S. macroeconomic environment that continues to face challenges and uncertainty regarding the timing of a broad, sustainable recovery in the homebuilding industry. However, we have had four consecutive quarters with income before income taxes and have seen increases in new orders, backlog, and home sale gross margin. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a large portion of the valuation allowance during the second half of 2013.

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

At March 31, 2013, we had $167.7 million of gross unrecognized tax benefits and $31.7 million of accrued interest and penalties. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $22.2 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2013	December 31, 2012

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$238,204	$318,931
Interest rate lock commitments	Level 2	6,911	6,021
Forward contracts	Level 2	(1,377)	(646)
Whole loan commitments	Level 2	(27)	(55)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,243

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,659,501	$1,476,710
Financial Services debt	Level 2	56,631	138,795
Senior notes	Level 2	2,675,497	2,663,451

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 2 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.5 billion at both March 31, 2013 and December 31, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2013	December 31, 2012
5.25% unsecured senior notes due January 2014 (a)	$187,973	$187,970
5.70% unsecured senior notes due May 2014 (a)	208,745	208,274
5.20% unsecured senior notes due February 2015 (a)	95,620	95,615
5.25% unsecured senior notes due June 2015 (a)	265,025	264,058
6.50% unsecured senior notes due May 2016 (a)	457,761	457,154
7.625% unsecured senior notes due October 2017 (b)	149,508	149,481
7.875% unsecured senior notes due June 2032 (a)	299,163	299,152
6.375% unsecured senior notes due May 2033 (a)	398,511	398,492
6.00% unsecured senior notes due February 2035 (a)	299,423	299,417
7.375% unsecured senior notes due June 2046 (a)	150,000	150,000
Total senior notes – carrying value (c)	$2,511,729	$2,509,613
Estimated fair value	$2,675,497	$2,663,451

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

On April 24, 2013, we announced that we will use a portion of our cash on hand to redeem the remaining $398.9 million aggregate principal amount of outstanding senior notes due in 2014. The senior note indentures require a make whole premium. Accordingly, we expect to record a loss on debt retirement of approximately $18.0 million when the redemptions are completed in the second quarter of 2013.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $50.0 million and $54.5 million were outstanding under these agreements at March 31, 2013 and December 31, 2012, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $122.7 million and $124.6 million were outstanding under this facility at March 31, 2013 and December 31, 2012, respectively.

Financial Services

Pulte Mortgage provides mortgage financing for the majority of our home closings utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold in the secondary market, which generally occurs within 30 days.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with third party lenders. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and expires on September 2013. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2013, Pulte Mortgage had $56.6 million outstanding under the Repurchase Agreement.

9. Commitments and contingencies

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

We sell substantially all of the loans we originate to investors in the secondary market within a short period of time after origination. In recent years, we experienced a significant increase in losses related to repurchase requests as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Most requests received to date relate to make-whole payments on loans that have been foreclosed. Requests undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that we do not believe repurchases or make-whole payments will ultimately be required. For those requests that we believe will result in repurchases or make-whole payments, actual loss severities are expected to approximate 50% of the outstanding principal balance.

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

	Three Months Ended
	March 31,
	2013	2012
Liabilities, beginning of period	$164,280	$128,330
Reserves provided	—	—
Payments	(1,812)	(4,810)
Liabilities, end of period	$162,468	$123,520

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 10 for a discussion of non-guarantor subsidiaries).

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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $172.7 million and $1.0 billion at March 31, 2013, respectively, and $179.2 million and $1.0 billion at December 31, 2012, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2013	2012
Warranty liabilities, beginning of period	$64,098	$68,025
Reserves provided	10,070	7,851
Payments	(11,035)	(11,521)
Other adjustments	19	65
Warranty liabilities, end of period	$63,152	$64,420

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates comprise a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

Our recorded reserves for all such claims totaled $717.0 million at March 31, 2013, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% of the total general liability reserves at March 31, 2013. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

	Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$721,284	$739,029
Reserves provided	14,470	11,295
Payments	(18,730)	(14,194)
Balance, end of period	$717,024	$736,130

10. Supplemental Guarantor information

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2013
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$190,757	$1,316,119	$86,048	$—	$1,592,924
Restricted cash	50,034	3,880	12,663	—	66,577
House and land inventory	—	4,108,952	3,845	—	4,112,797
Land held for sale	—	92,153	—	—	92,153
Land, not owned, under option agreements	—	38,988	—	—	38,988
Residential mortgage loans available- for-sale	—	—	238,204	—	238,204
Investments in unconsolidated entities	70	41,012	3,662	—	44,744
Other assets	19,631	332,555	56,595	—	408,781
Intangible assets	—	145,973	—	—	145,973
Investments in subsidiaries and intercompany accounts, net	4,797,074	7,292,980	6,880,435	(18,970,489)	—
	$5,057,566	$13,372,612	$7,281,452	$(18,970,489)	$6,741,141
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$73,459	$1,340,300	$286,644	$—	$1,700,403
Income tax liabilities	196,863	—	—	—	196,863
Financial Services debt	—	—	56,631	—	56,631
Senior notes	2,511,729	—	—	—	2,511,729
Total liabilities	2,782,051	1,340,300	343,275	—	4,465,626
Total shareholders’ equity	2,275,515	12,032,312	6,938,177	(18,970,489)	2,275,515
	$5,057,566	$13,372,612	$7,281,452	$(18,970,489)	$6,741,141

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,099,752	$—	$—	$1,099,752
Land sale revenues	—	26,131	—	—	26,131
	—	1,125,883	—	—	1,125,883
Financial Services	—	619	36,254	—	36,873
	—	1,126,502	36,254	—	1,162,756
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	901,470	—	—	901,470
Land sale cost of revenues	—	22,018	—	—	22,018
	—	923,488	—	—	923,488
Financial Services expenses	208	143	22,237	—	22,588
Selling, general and administrative expenses	—	128,892	734	—	129,626
Other expense (income), net	(15)	4,403	384	—	4,772
Interest income	(76)	(1,055)	(42)	—	(1,173)
Interest expense	207	—	—	—	207
Intercompany interest	174,865	(172,399)	(2,466)	—	—
Equity in (earnings) loss of unconsolidated entities	1,459	(26)	(535)	—	898
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(176,648)	243,056	15,942	—	82,350
Income tax expense (benefit)	152	(4,393)	4,829	—	588
Income (loss) before equity in income (loss) of subsidiaries	(176,800)	247,449	11,113	—	81,762
Equity in income (loss) of subsidiaries	258,562	11,421	174,959	(444,942)	—
Net income (loss)	81,762	258,870	186,072	(444,942)	81,762
Other comprehensive income	48	—	—	—	48
Comprehensive income	$81,810	$258,870	$186,072	$(444,942)	$81,810

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$813,786	$—	$—	$813,786
Land sale revenues	—	38,398	—	—	38,398
	—	852,184	—	—	852,184
Financial Services	—	373	28,479	—	28,852
	—	852,557	28,479	—	881,036
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	712,166	—	—	712,166
Land sale cost of revenues	—	33,397	—	—	33,397
	—	745,563	—	—	745,563
Financial Services expenses	65	114	21,830	—	22,009
Selling, general and administrative expenses	—	122,407	907	—	123,314
Other expense (income), net	(19)	6,291	347	—	6,619
Interest income	(62)	(1,113)	(24)	—	(1,199)
Interest expense	217	—	—	—	217
Intercompany interest	109,133	(105,892)	(3,241)	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	(1,916)	(78)	—	(1,996)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(109,332)	87,103	8,738	—	(13,491)
Income tax expense (benefit)	29,191	(5,744)	(25,272)	—	(1,825)
Income (loss) before equity in income (loss) of subsidiaries	(138,523)	92,847	34,010	—	(11,666)
Equity in income (loss) of subsidiaries	126,857	34,483	50,131	(211,471)	—
Net income (loss)	(11,666)	127,330	84,141	(211,471)	(11,666)
Other comprehensive income	57	—	—	—	57
Comprehensive income (loss)	$(11,609)	$127,330	$84,141	$(211,471)	$(11,609)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(146,577)	$331,557	$85,640	$—	$270,620
Cash flows from investing activities:
Distributions from unconsolidated entities	—	200	—	—	200
Investments in unconsolidated entities	—	(593)	—	—	(593)
Net change in loans held for investment	—		10	—	10
Change in restricted cash related to letters of credit	4,513	—	—	—	4,513
Proceeds from the sale of property and equipment	—	59	—	—	59
Capital expenditures	—	(4,921)	(457)	—	(5,378)
Net cash provided by (used in) investing activities	4,513	(5,255)	(447)	—	(1,189)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(82,164)	—	(82,164)
Other borrowings (repayments)	—	(213)	—	—	(213)
Stock option exercises	7,537	—	—	—	7,537
Stock repurchases	(6,427)	—	—	—	(6,427)
Intercompany activities, net	185,543	(73,913)	(111,630)	—	—
Net cash provided by (used in) financing activities	186,653	(74,126)	(193,794)	—	(81,267)
Net increase (decrease) in cash and equivalents	44,589	252,176	(108,601)	—	188,164
Cash and equivalents at beginning of period	146,168	1,063,943	194,649	—	1,404,760
Cash and equivalents at end of period	$190,757	$1,316,119	$86,048	$—	$1,592,924

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(106,147)	$115,341	$105,496	$—	$114,690
Cash flows from investing activities:
Distributions from unconsolidated entities	—	—	—	—	—
Investments in unconsolidated entities	—	(49)	—	—	(49)
Net change in loans held for investment	—	—	293	—	293
Change in restricted cash related to letters of credit	11,938	—	—	—	11,938
Proceeds from the sale of property and equipment	—	4,475	—	—	4,475
Capital expenditures	—	(3,249)	(509)	—	(3,758)
Net cash provided by (used in) investing activities	11,938	1,177	(216)	—	12,899
Cash flows from financing activities:
Other borrowings (repayments)	—	1,920	—	—	1,920
Stock option exercises	—	—	—	—	—
Stock repurchases	(845)	—	—	—	(845)
Intercompany activities, net	105,054	4,733	(109,787)	—	—
Net cash provided by (used in) financing activities	104,209	6,653	(109,787)	—	1,075
Net increase (decrease) in cash and equivalents	10,000	123,171	(4,507)	—	128,664
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$129,287	$998,732	$83,716	$—	$1,211,735

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The overall housing market continues to gain strength as the combination of low interest rates and affordable home prices have kept monthly mortgage payments very affordable relative to the rental market. In addition to increasing sales volumes in many parts of the U.S., house prices have also been increasing as the result of the increased demand and low supply of existing and new home inventory in many markets. Overall, we have experienced increased traffic and sales paces and have been able to raise prices in many of our communities.

These factors combined to result in our fourth consecutive quarter with income before income taxes. Net new orders, closings, revenues, gross margin, and overhead leverage all improved in the first quarter of 2013 over the prior year first quarter. During the quarter, our net new orders increased 4% over the prior year despite 14% fewer active communities, and our backlog (in dollars) ended the quarter 52% higher than at the same point in the prior year as the stronger demand environment we saw in 2012 carried into the spring selling season of 2013. We also continued to lower our unsold ("spec") inventory and generated positive cash flow from operations in the first quarter. For the remainder of 2013, we will continue to focus on improving our operating margins while facing rising house cost pressures from material and labor prices, using our existing land assets more efficiently, allocating capital more effectively, and controlling unsold ("spec") inventory aggressively to enhance our balance sheet and position the Company to deliver improved long-term returns.

In planning for the longer term, each passing quarter provides more confidence that we are at the beginning of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges and each local market will experience varying results, we are increasing our expected investments in strategic land positions that meet our underwriting requirements in well-positioned submarkets.
The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Income (loss) before income taxes:
Homebuilding	$68,037	$(20,352)
Financial Services	14,313	6,861
Income (loss) before income taxes	82,350	(13,491)
Income tax expense (benefit)	588	(1,825)
Net income (loss)	$81,762	$(11,666)
Per share data - assuming dilution:
Net income (loss)	$0.21	$(0.03)

•
The income before income taxes generated by Homebuilding for the three months ended March 31, 2013 improved compared to the loss in the prior year period primarily as the result of higher revenues, increased gross margins, and improved overhead leverage.

•	The increased Financial Services income for the three months ended March 31, 2013 compared to the prior year periods was due to higher origination volume and improved expense leverage.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2013	2013 vs. 2012	2012
Home sale revenues	$1,099,752	35%	$813,786
Land sale revenues	26,131	(32)%	38,398
Total Homebuilding revenues	1,125,883	32%	852,184
Home sale cost of revenues (a)	901,470	27%	712,166
Land sale cost of revenues (b)	22,018	(34)%	33,397
Selling, general and administrative expenses ("SG&A")	129,626	5%	123,314
Equity in (earnings) loss of unconsolidated entities	926	(147)%	(1,978)
Other expense (income), net (c)	4,772	(28)%	6,619
Interest income, net	(966)	(2)%	(982)
Income (loss) before income taxes	$68,037	434%	$(20,352)
Supplemental data:
Gross margin from home sales	18.0%	550 bps	12.5%
SG&A as a percentage of home sale revenues	11.8%	(340) bps	15.2%
Closings (units)	3,833	23%	3,117
Average selling price	$287	10%	$261
Net new orders:
Units	5,200	4%	4,991
Dollars (d)	$1,581,965	18%	$1,339,977
Cancellation rate	13%		15%
Active communities at March 31	650	(14)%	753
Backlog at March 31:
Units	7,825	35%	5,798
Dollars	$2,413,753	52%	$1,585,840

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $0.3 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $0.1 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

(c)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2013 were higher than the prior year period by $286.0 million, or 35%. The increase was attributable to a 10% increase in average selling price, combined with a 23% increase in closings. The increase in closings for the three months ended March 31, 2013 reflected improved consumer demand and occurred in almost all of our operating divisions. The increase in average selling price reflects an ongoing shift in our revenue mix toward move-up buyers and improved market conditions. In select communities across the country, demand has been so strong that we have taken actions to purposefully slow our overall sales pace by limiting lot releases or raising prices.

Home sale gross margins

Home sale gross margins were 18.0% for the three months ended March 31, 2013, compared to 12.5% for the three months ended March 31, 2012. Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 22.9% for the three months ended March 31, 2013, compared to 18.7% for the three months ended March 31, 2012 (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). The gross margin improvement was broad-based as almost all of our operating divisions experienced higher gross margins in the quarter compared with the prior year period. These improved gross margins reflect a combination of factors, including an improved demand and pricing environment, shifts in the product mix of homes closed toward move-up buyers, better alignment of our product offering with consumer demand, and contributions from our strategic pricing and house cost reduction objectives.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $4.1 million for the three months ended March 31, 2013, compared to $5.0 million for the three months ended March 31, 2012. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.1 million for the three months ended March 31, 2013, and $0.6 million for the three months ended March 31, 2012.

SG&A

Reflecting our continued focus on aligning our overhead structure with expected volumes, our overhead leverage improved significantly in 2013 as SG&A as a percentage of home sale revenues was 11.8% for the three months ended March 31, 2013, compared with 15.2% for the three months ended March 31, 2012. The gross dollar amount of our SG&A increased $6.3 million, or 5%, for the three months ended March 31, 2013 compared to the prior year, primarily due to variable costs related to the higher revenue volume combined with higher incentive compensation accruals resulting from the Company's improved operating performance.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $0.9 million for the three months ended March 31, 2013, compared with $(2.0) million for the three months ended March 31, 2012. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2013	2012
Write-offs of deposits and pre-acquisition costs (Note 2)	$341	$739
Lease exit and related costs	165	2,359
Amortization of intangible assets	3,275	3,275
Miscellaneous expense (income), net	991	246
	$4,772	$6,619

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Interest income, net

The level of interest income, net for the three months ended March 31, 2013 was essentially flat with the prior year due to higher invested cash balances offset by slightly lower returns on invested cash.

Net new orders

Net new orders increased 4% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012 despite selling from 14% fewer active communities in 2013 (650 at March 31, 2013). The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 13% for the three months ended March 31, 2013, compared to 15% for the comparable prior year periods. Ending backlog units, which represent orders for homes that have not yet closed, increased 35% at March 31, 2013 compared with March 31, 2012, reflecting the improved demand environment we have experienced in recent quarters.

Homes in production

The following is a summary of our homes in production at March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
Sold	4,633	3,442
Unsold
Under construction	676	985
Completed	384	1,039
	1,060	2,024
Models	1,111	1,235
Total	6,804	6,701

The increase in homes in production at March 31, 2013 compared to March 31, 2012 reflects our increased backlog, which resulted in a significant increase in our sold homes in production, partially offset by a significant reduction in homes unsold to customers ("spec homes"). Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused on reducing the level of our spec home inventory, especially our completed specs ("final specs"). As a result, our unsold homes in production at March 31, 2013 was 48% lower than at March 31, 2012.

Controlled lots

The following is a summary of our lots under control at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	8,934	2,364	11,298	9,211	2,655	11,866
Southeast	13,148	2,638	15,786	13,372	2,756	16,128
Florida	23,279	3,627	26,906	23,906	3,689	27,595
Texas	11,680	4,027	15,707	12,218	3,685	15,903
North	12,028	3,543	15,571	12,946	2,603	15,549
Southwest	31,026	1,476	32,502	31,407	1,427	32,834
Total	100,095	17,675	117,770	103,060	16,815	119,875

Developed (%)	27%	32%	28%	27%	34%	28%

Of our controlled lots, 100,095 and 103,060 were owned and 10,538 and 9,634 were under option agreements approved for purchase at March 31, 2013 and December 31, 2012, respectively. In addition, there were 7,137 and 7,181 lots under option agreements pending approval at March 31, 2013 and December 31, 2012, respectively. While we continue to purchase land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the three months ended March 31, 2013. This trend is consistent with our objective to improve inventory turns.

The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $962.4 million at March 31, 2013. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $76.9 million, of which only $5.7 million is refundable.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Three Months Ended
	March 31,
	2013	2012
Home sale revenues	$1,099,752	$813,786
Home sale cost of revenues	901,470	712,166
Home sale gross margin	198,282	101,620
Add:
Land and community valuation adjustments (a)	—	3,700
Capitalized interest amortization (a)	53,677	47,186
Adjusted home sale gross margin	$251,959	$152,506

Home sale gross margin as a percentage of home sale revenues	18.0%	12.5%
Adjusted home sale gross margin as a percentage of home sale revenues	22.9%	18.7%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of March 31, 2013, we conducted our operations in 55 markets located throughout 28 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2013	2013 vs. 2012	2012
Home sale revenues:
Northeast	$132,573	(5)%	$139,929
Southeast	169,891	27%	133,400
Florida	151,137	27%	118,882
Texas	183,777	42%	129,291
North	225,602	45%	155,958
Southwest	236,772	74%	136,326
	$1,099,752	35%	$813,786
Income (loss) before income taxes:
Northeast	$12,072	86%	$6,496
Southeast	18,328	266%	5,013
Florida	20,280	269%	5,503
Texas	21,210	201%	7,046
North	20,552	554%	3,141
Southwest	33,791	(b)	(941)
Other homebuilding (a)	(58,196)	(25)%	(46,610)
	$68,037	434%	$(20,352)
Closings (units):
Northeast	302	(14)%	352
Southeast	651	22%	535
Florida	583	22%	476
Texas	897	28%	699
North	666	25%	531
Southwest	734	40%	524
	3,833	23%	3,117
Average selling price:
Northeast	$439	10%	$398
Southeast	261	5%	249
Florida	259	4%	250
Texas	205	11%	185
North	339	15%	294
Southwest	323	24%	260
	$287	10%	$261

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

(b)	Percentage not meaningful.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2013	2013 vs. 2012	2012
Net new orders - units:
Northeast	571	3%	553
Southeast	959	24%	774
Florida	804	5%	768
Texas	1,080	(3)%	1,109
North	969	12%	869
Southwest	817	(11)%	918
	5,200	4%	4,991
Net new orders - dollars:
Northeast	$243,055	10%	$220,308
Southeast	264,009	36%	193,951
Florida	235,521	14%	207,374
Texas	233,350	13%	205,795
North	344,547	30%	265,219
Southwest	261,483	6%	247,330
	$1,581,965	18%	$1,339,977
Cancellation rates:
Northeast	9%		9%
Southeast	9%		14%
Florida	11%		12%
Texas	20%		22%
North	10%		14%
Southwest	14%		12%
	13%		15%
Unit backlog:
Northeast	891	42%	626
Southeast	1,219	45%	841
Florida	1,286	35%	950
Texas	1,638	33%	1,235
North	1,570	50%	1,047
Southwest	1,221	11%	1,099
	7,825	35%	5,798
Backlog dollars:
Northeast	$387,334	49%	$259,313
Southeast	346,774	61%	215,084
Florida	373,517	42%	262,531
Texas	344,197	49%	230,432
North	565,686	79%	316,768
Southwest	396,245	31%	301,712
	$2,413,753	52%	$1,585,840

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2013	2013 vs. 2012	2012
Land-related charges*:
Northeast	$102	100%	$51
Southeast	25	(97)%	840
Florida	83	69%	49
Texas	4	(84)%	25
North	132	(93)%	1,868
Southwest	75	(97)%	2,249
Other homebuilding	283	(65)%	814
	$704	(88)%	$5,896

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast

For the first quarter of 2013, Northeast home sale revenues decreased 5% compared with the prior year period due to a 14% decrease in closings offset in part by a 10% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and Mid-Atlantic and resulted from a significant decrease in active communities. The increase in average selling price occurred primarily in the Mid-Atlantic and New England. The increase to income before income taxes, compared to the income before taxes in the prior year period, was primarily due to improved gross margins. Net new orders increased 3%, led by improving sales in our New England operations.

Southeast

For the first quarter of 2013, Southeast home sale revenues increased 27% compared with the prior year period due to a 22% increase in closings and a 5% increase in the average selling price. The increase in closing volumes was due to significant increases in the Carolinas. The increased income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders increased 24% and reflected increases in each of our local divisions.

Florida

Florida home sale revenues increased 27% during the first quarter of 2013 compared with the prior year period due to a 4% increase in the average selling price and a 22% increase in closings. The increase in closings occurred across both local divisions. The increased income before income taxes for the three months ended March 31, 2013 resulted from the higher revenues combined with significantly improved gross margins. Net new orders increased by 5%, led by our North Florida operations.

Texas

For the first quarter of 2013, Texas home sale revenues increased 42% compared with the prior year period due to an 11% increase in the average selling price and a 28% increase in closings. The increase in closings was concentrated in Dallas and Houston while the increase in average selling price was driven by Dallas and Central Texas. The increased income before income taxes for the quarter resulted from the higher revenues combined with improved gross margins. Net new orders decreased by 3%, driven mainly by a significant decrease in active communities.

North
For the first quarter of 2013, North home sale revenues increased 45% compared with the prior year period due to a 25% increase in closings combined with a 15% increase in average selling price. The increase in closing volumes occurred across all divisions with significant increases in Michigan. The increase in income before income taxes resulted from the increased revenues combined with significantly improved gross margins in every division. Net new orders increased by 12% compared with the prior year period and reflected increases across all divisions.

Southwest

Southwest home sale revenues increased 74% during the first quarter of 2013 compared with the prior year period due to a 40% increase in closings and a 24% increase in average selling price. These increases occurred primarily in Arizona, Southern California, and Las Vegas. The increase in income before income taxes resulted from the higher revenues combined with significantly improved gross margins. However, net new orders decreased by 11% compared with the prior year period, primarily due to fewer active communities along with purposefully slowing the sales pace in a number of communities by raising prices and limiting lot releases.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following table presents selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended
	March 31,
	2013	2013 vs. 2012	2012
Mortgage operations revenues	$31,011	27%	$24,448
Title services revenues	5,862	33%	4,404
Total Financial Services revenues	36,873	28%	28,852
Expenses	22,588	3%	22,009
Equity in (earnings) loss of unconsolidated entities	(28)	56%	(18)
Income before income taxes	$14,313	109%	$6,861
Total originations:
Loans	2,722	35%	2,021
Principal	$621,997	45%	$429,465
Supplemental data:
Capture rate	82.3%		78.3%
Average FICO score	745		742
Loan application backlog	$1,451,621	50%	$965,875
Agency production for funded originations	98%		99%
FHA agency production	23%		29%

Revenues

Total Financial Services revenues for the three months ended March 31, 2013 increased 28% compared to the respective prior year period as the result of higher loan origination volumes and an increase in average loan size. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three months ended March 31, 2013 and 2012 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, historically low interest rates and the challenging regulatory environment in recent periods has contributed to profitability by reducing the overall level of pricing competition in the market.

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

In recent years, we experienced a significant increase in losses related to repurchase requests as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See Note 9 to the Consolidated Financial Statements for additional discussion.

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 10 for a discussion of non-guarantor subsidiaries).

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

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for the three months ended March 31, 2013 and 2012 are not correlated to the amount of our pretax income or loss. Our effective tax rates were 0.7% and 13.5% for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, we had unrestricted cash and equivalents of $1.6 billion and senior notes of $2.5 billion. We also had restricted cash balances of $66.6 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of the principal balance of our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 52.5% at March 31, 2013, and 27.2% net of cash and equivalents, including restricted cash. The ratio of debt to total capitalization remains above our desired targets. We continue to pursue strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability.

On April 24, 2013, we announced that we will use a portion of our cash on hand to redeem the remaining $398.9 million aggregate principal amount of outstanding senior notes due in 2014. The senior note indentures require a make whole premium. Accordingly, we expect to record a loss on debt retirement of approximately $18.0 million when the redemptions are completed in the second quarter of 2013.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $50.0 million were outstanding under these agreements at March 31, 2013. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $122.7 million were outstanding under this facility at March 31, 2013.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold in the secondary market, which generally occurs within 30 days. In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with third party lenders. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. At March 31, 2013, Pulte Mortgage had $56.6 million outstanding under the Repurchase Agreement, which expires in September 2013. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Stock repurchase programs

At March 31, 2013, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under authorized stock repurchase programs since 2006.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2013 was $270.6 million, compared with net cash provided by operating activities of $114.7 million for the three months ended March 31, 2012. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the three months ended March 31, 2013 was primarily due to our net income of $81.8 million combined with a net decrease in inventories of $99.8 million and a seasonal reduction of $80.7 million in residential mortgage loans available-for-sale. The inventory decrease resulted from lower reinvestment in land inventory combined with a significant reduction in spec homes in production, partially offset by an increase in sold homes in production. The reduction in residential mortgage loans-available-for-sale resulted from our typical seasonal reduction in closings in the first quarter. Our positive cash flow from operations for the three months ended March 31, 2012 was mainly due to changes in working capital, including a net decrease in inventory, a seasonal reduction in residential mortgage loans available-for-sale, and a reduction in accrued and other liabilities.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the three months ended March 31, 2013 was $1.2 million, compared with net cash provided by investing activities of $12.9 million for the three months ended March 31, 2012. The negative cash flow from investing activities for the three months ended March 31, 2013 was primarily due to capital expenditures exceeding the decrease in restricted cash we are required to maintain related to our letter of credit facilities, which resulted from a reduction in letters of credit outstanding. The positive cash flow from investing activities for the three months ended March 31, 2012 was mainly due to the reduction in restricted cash we are required to maintain related to our letter of credit facilities.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2013 totaled $81.3 million, compared with net cash provided by financing activities of $1.1 million for the three months ended March 31, 2012. The negative cash flow from financing activities for the three months ended March 31, 2013 was due to net repayments of $82.2 million of borrowings under the Repurchase Agreement. The repayments offset the favorable cash impact of the seasonal reduction in residential mortgage loans available-for-sale reflected in operating cash flows.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of our products to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income would be adversely affected.

Seasonality

We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2013, we had outstanding letters of credit of $172.7 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at March 31, 2013, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2013, these agreements had an aggregate remaining purchase price of $962.4 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At March 31, 2013, we consolidated certain land option agreements and recorded assets of $39.0 million as land, not owned, under option agreements.

At March 31, 2013, aggregate outstanding debt of unconsolidated joint ventures was $10.2 million, of which our proportionate share of such joint venture debt was $2.4 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.0 million at March 31, 2013. See Note 4 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of March 31, 2013, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of March 31, 2013 for the Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$398,852	$369,222	$465,245	$150,000	$1,150,000	$2,533,319	$2,675,497
Average interest rate	—%	5.49%	5.24%	6.50%	7.63%	6.80%	6.36%

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the impact of any changes to our strategy in responding to continuing adverse conditions in the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with PulteGroup's businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup's local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup's business. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2013 to January 31, 2013	11,874	$19.34	—	$102,342	(2)
February 1, 2013 to February 28, 2013	317,174	$19.47	—	$102,342	(2)
March 1, 2013 to March 31, 2013	1,093	$19.25	—	$102,342	(2)
Total	330,141	$19.46	—

(1)
During the first quarter of 2013, a total of 330,141 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
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

(b)
Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

(c)
First Amendment, dated as of March 14, 2013, to the Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between the Company and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 15, 2013)

10	(a)	Executive Severance Policy effective February 6, 2013 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

	(b)	Retirement Policy effective February 6, 2013 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 25, 2013