Form 10-Q
period 2013-06-30
PULTEGROUP INC/MI/
filed 2013-07-25
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Number of shares of common stock outstanding as of July 19, 2013: 388,348,710

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,212,668	$1,404,760
Restricted cash	66,443	71,950
House and land inventory	4,183,069	4,214,046
Land held for sale	89,765	91,104
Land, not owned, under option agreements	33,751	31,066
Residential mortgage loans available-for-sale	237,595	318,931
Investments in unconsolidated entities	44,378	45,629
Other assets	441,904	407,675
Intangible assets	142,698	149,248
	$6,452,271	$6,734,409

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $38,234 and $42,053 in 2013 and 2012, respectively	$207,750	$178,274
Customer deposits	167,076	101,183
Accrued and other liabilities	1,406,656	1,418,063
Income tax liabilities	200,646	198,865
Financial Services debt	59,866	138,795
Senior notes	2,082,062	2,509,613
	4,124,056	4,544,793

Shareholders' equity	2,328,215	2,189,616

	$6,452,271	$6,734,409

Note: The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Homebuilding
Home sale revenues	$1,219,675	$1,024,405	$2,319,427	$1,838,191
Land sale revenues	20,385	8,749	46,516	47,147
	1,240,060	1,033,154	2,365,943	1,885,338
Financial Services	39,362	36,251	76,235	65,103
Total revenues	1,279,422	1,069,405	2,442,178	1,950,441

Homebuilding Cost of Revenues:
Home sale cost of revenues	990,818	869,379	1,892,288	1,581,545
Land sale cost of revenues	20,710	7,611	42,728	41,008
	1,011,528	876,990	1,935,016	1,622,553
Financial Services expenses	23,035	20,327	45,623	42,336
Selling, general and administrative expenses	150,531	124,186	280,157	247,500
Other expense (income), net	57,339	10,498	62,111	17,117
Interest income	(1,112)	(1,164)	(2,285)	(2,363)
Interest expense	166	198	373	415
Equity in (earnings) loss of unconsolidated entities	(395)	(1,556)	503	(3,552)
Income before income taxes	38,330	39,926	120,680	26,435
Income tax expense (benefit)	1,913	(2,510)	2,501	(4,335)
Net income	$36,417	$42,436	$118,179	$30,770

Net income per share:
Basic	$0.09	$0.11	$0.31	$0.08
Diluted	$0.09	$0.11	$0.30	$0.08

Number of shares used in calculation:
Basic	385,389	380,655	384,813	380,579
Effect of dilutive securities	5,791	1,548	5,943	1,446
Diluted	391,180	382,203	390,756	382,025

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$36,417	$42,436	$118,179	$30,770

Other comprehensive income, net of tax:
Change in fair value of derivatives	148	58	196	115

Other comprehensive income	148	58	196	115

Comprehensive income	$36,565	$42,494	$118,375	$30,885

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,357	14	18,530	—	—	18,544
Stock awards, net of cancellations	719	7	(7)	—	—	—
Stock repurchases	(331)	(3)	(2,593)	—	(3,851)	(6,447)
Stock-based compensation	—	—	8,127	—	—	8,127
Net income	—	—	—	—	118,179	118,179
Other comprehensive income	—	—	—	196	—	196
Shareholders' Equity, June 30, 2013	388,353	$3,884	$3,054,946	$(796)	$(729,819)	$2,328,215

Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock awards, net of cancellations	1,235	12	(12)	—	—	—
Stock repurchases	(101)	(1)	(785)	—	(122)	(908)
Stock-based compensation	—	—	6,455	—	—	6,455
Net income	—	—	—	—	30,770	30,770
Other comprehensive income	—	—	—	115	—	115
Shareholders' Equity, June 30, 2012	383,742	$3,837	$2,991,898	$(1,191)	$(1,019,497)	$1,975,047

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$118,179	$30,770
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Write-down of land inventory and deposits and pre-acquisition costs	4,709	9,218
Depreciation and amortization	15,084	14,828
Stock-based compensation expense	15,765	8,886
Equity in (earnings) loss of unconsolidated entities	503	(3,552)
Distributions of earnings from unconsolidated entities	1,298	5,782
Loss on debt retirements	23,072	—
Other non-cash, net	4,277	850
Increase (decrease) in cash due to:
Restricted cash	1,285	(1,215)
Inventories	32,920	72,222
Residential mortgage loans available-for-sale	81,336	23,768
Other assets	(32,607)	12,020
Accounts payable, accrued and other liabilities	67,463	28,799
Income tax liabilities	1,781	9,164
Net cash provided by (used in) operating activities	335,065	211,540
Cash flows from investing activities:
Distributions from unconsolidated entities	200	2,696
Investments in unconsolidated entities	(807)	(858)
Net change in loans held for investment	18	627
Change in restricted cash related to letters of credit	4,222	16,280
Proceeds from the sale of property and equipment	9	4,627
Capital expenditures	(11,017)	(6,997)
Net cash provided by (used in) investing activities	(7,375)	16,375
Cash flows from financing activities:
Financial Services borrowings (repayments)	(78,929)	—
Other borrowings (repayments)	(452,950)	400
Stock option exercises	18,544	—
Stock repurchases	(6,447)	(908)
Net cash provided by (used in) financing activities	(519,782)	(508)
Net increase (decrease) in cash and equivalents	(192,092)	227,407
Cash and equivalents at beginning of period	1,404,760	1,083,071
Cash and equivalents at end of period	$1,212,668	$1,310,478

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$2,309	$(5,840)
Income taxes paid (refunded), net	$(2,471)	$(11,756)

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at June 30, 2013 and December 31, 2012 also included $8.2 million and $8.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Write-off of deposits and pre-acquisition costs	$250	$166	$591	$905
Loss on debt retirements (Note 9)	23,072	—	23,072	—
Lease exit and related costs (a)	603	3,801	768	6,160
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense (income), net (b)	30,139	3,256	31,130	3,502
	$57,339	$10,498	$62,111	$17,117

(a)
Excludes $0.1 million and $2.5 million of lease exit costs classified within Financial Services expense during the three and six months ended June 30, 2012. There were no such costs during the three and six months ended June 30, 2013.

(b)	Includes a charge of $30.0 million during the three and six months ended June 30, 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 10).

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	June 30, 2013	December 31, 2012
Notes receivable, gross	$59,372	$57,841
Allowance for credit losses	(27,059)	(26,865)
Notes receivable, net	$32,313	$30,976

We also record receivables from various parties in the normal course of business, including amounts due from municipalities, insurance carriers, and vendors. Such receivables are generally reported within other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of receivables related to our mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Earnings per share excludes 10.3 million and 10.5 million stock options and other potentially dilutive instruments for the three and six months ended June 30, 2013, respectively, and 21.9 million and 22.2 million for the three and six months ended June 30, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net. See Note 3.

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

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $33.8 million and $31.1 million at June 30, 2013 and December 31, 2012, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of June 30, 2013 and December 31, 2012 ($000’s omitted):

	June 30, 2013			December 31, 2012
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$8,523	$12,908	$14,526	$5,216	$8,590	$8,590
Unconsolidated VIEs	30,404	629,823	—	24,078	360,495	—
Other land option agreements	49,572	657,338	19,225	40,822	554,307	22,476
	$88,499	$1,300,069	$33,751	$70,116	$923,392	$31,066

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At June 30, 2013 and December 31, 2012, residential mortgage loans available-for-sale had an aggregate fair value of $237.6 million and $318.9 million, respectively, and an aggregate outstanding principal balance of $238.2 million and $305.3 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(2.0) million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $(1.8) million and $(0.3) million for the six months ended June 30, 2013 and 2012. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $24.4 million and $24.1 million for the three months ended June 30, 2013 and 2012, respectively, and $48.3 million and $43.1 million for the six months ended June 30, 2013 and 2012, respectively, and have been included in Financial Services revenues.

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

At June 30, 2013 and December 31, 2012, we had aggregate interest rate lock commitments of $279.9 million and $161.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At June 30, 2013 and December 31, 2012, we had unexpired forward contracts of $458.3 million and $428.0 million, respectively, and whole loan investor commitments of $18.6 million and $4.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	June 30, 2013		December 31, 2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$6,311	$1,578	$6,045	$24
Forward contracts	13,823	696	245	891
Whole loan commitments	289	49	30	85
	$20,423	$2,323	$6,320	$1,000

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

2. Corporate office relocation

On May 31, 2013, we announced our plan to relocate our corporate offices to Atlanta, Georgia, from the current location in Bloomfield Hills, Michigan, in 2014. The decision to relocate reflects long-term growth trends for both us and the homebuilding industry and is intended to bring our corporate offices closer to our customers and a larger portion of our investment portfolio. The relocation of operations will occur in phases over time but is expected to be substantially complete no later than early 2015. We expect to incur the following approximate costs in connection with the relocation, the substantial majority of which represent future cash expenditures (in $000s):

Employee severance, retention, and relocation costs	$21,000	to	$26,000
Asset impairments	355	to	500
Lease termination and other exit costs	27,000	to	32,000

During the three months ended June 30, 2013, we recorded employee severance, retention, and relocation costs of $13.1 million and asset impairments of $0.4 million. Severance, retention, and relocation costs are recorded within selling, general, and administrative expense, while lease exit and asset impairments are included in other expense (income), net. We expect to record additional charges of approximately $1.0 million to $5.0 million in 2013 related to the relocation with the remaining costs to be recognized primarily in 2014 and early 2015. We will also incur costs at the new location related to the recruitment and onboarding of new employees and certain redundant operating costs. The amount of such costs is not expected to be material.

3. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	June 30, 2013	December 31, 2012
Homes under construction	$1,301,808	$1,116,184
Land under development	2,159,907	2,435,378
Raw land	721,354	662,484
	$4,183,069	$4,214,046

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues included capitalized interest related to inventory impairments of $1.7 million and $2.2 million, for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. We capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest in inventory, beginning of period	$320,859	$359,205	$331,880	$355,068
Interest capitalized	39,909	51,316	82,565	102,639
Interest expensed	(62,193)	(52,070)	(115,870)	(99,256)
Interest in inventory, end of period	$298,575	$358,451	$298,575	$358,451
Interest incurred*	$39,909	$51,316	$82,565	$102,639

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

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

During the three and six months ended June 30, 2013 and 2012, we reviewed each of our land positions for potential impairment. As a result of these reviews, we recorded impairments of $1.7 million and $2.8 million during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $7.3 million during the six months ended

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2013 and 2012, respectively, which are recorded within Homebuilding home sale cost of revenues. Our evaluations for impairments recorded to date were based on our best estimates of the future cash flows for our communities. However, if conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

  Land held for sale is valued at the lower of carrying value or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended June 30, 2013 and 2012, we recognized net realizable value adjustments related to land held for sale of $2.1 million and $0.4 million, respectively. Such adjustments totaled $2.2 million and $1.0 million during the six months ended June 30, 2013 and 2012, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues. During 2013, the decrease in the gross land held for sale and net realizable value reserve balances resulted primarily from the sale of a previously impaired land parcel. Land held for sale was as follows ($000’s omitted):

	June 30, 2013	December 31, 2012
Land held for sale, gross	$98,527	$135,201
Net realizable value reserves	(8,762)	(44,097)
Land held for sale, net	$89,765	$91,104

Write-off of deposits and pre-acquisition costs

We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.3 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.9 million during the six months ended June 30, 2013 and 2012, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Northeast	$163,687	$167,747	$296,443	$308,081
Southeast	197,848	168,182	367,774	301,590
Florida	183,393	150,046	335,276	274,044
Texas	214,032	161,876	404,075	292,067
North	256,500	203,005	482,306	389,161
Southwest	224,600	182,298	480,069	320,395
	1,240,060	1,033,154	2,365,943	1,885,338
Financial Services	39,362	36,251	76,235	65,103
Consolidated revenues	$1,279,422	$1,069,405	$2,442,178	$1,950,441

Income (loss) before income taxes:
Northeast	$16,582	$16,141	$28,654	$22,637
Southeast	22,796	14,484	41,124	19,497
Florida	25,597	17,304	45,877	22,807
Texas	25,694	8,851	46,904	15,897
North	26,077	8,646	46,629	11,787
Southwest	36,609	14,876	70,400	13,935
Other homebuilding (a)	(131,384)	(56,363)	(189,580)	(102,973)
	21,971	23,939	90,008	3,587
Financial Services (b)	16,359	15,987	30,672	22,848
Consolidated income (loss) before income taxes	$38,330	$39,926	$120,680	$26,435

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. During the three and six months ended June 30, 2013, Other homebuilding also included losses on debt retirements totaling $23.1 million, costs associated with the previously announced relocation of our corporate headquarters totaling $13.5 million, and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million.

(b)
Financial Services income before income taxes includes interest income of $1.5 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Land and community valuation adjustments:
Northeast	$—	$535	$—	$535
Southeast	—	—	—	—
Florida	—	—	—	—
Texas	—	—	—	—
North	—	98	—	1,988
Southwest	—	—	—	1,810
Other homebuilding (a)	1,652	2,163	1,935	2,977
	$1,652	$2,796	$1,935	$7,310
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—	$—	$—
Southeast	—	(4)	—	281
Florida	516	—	567	38
Texas	—	258	4	258
North	1,506	184	1,531	65
Southwest	81	(78)	81	361
	$2,103	$360	$2,183	$1,003
Write-off of deposits and pre-acquisition costs:
Northeast	$7	$37	$109	$88
Southeast	63	(12)	88	543
Florida	50	—	82	11
Texas	(4)	24	(4)	49
North	75	46	182	143
Southwest	59	71	134	71
	$250	$166	$591	$905
Total land-related charges	$4,005	$3,322	$4,709	$9,218

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$270,442	$371,783	$105,995	$748,220	$867,515
Southeast	165,086	257,246	138,410	560,742	597,761
Florida	153,881	296,334	93,257	543,472	626,414
Texas	157,321	231,320	36,704	425,345	489,823
North	287,610	296,818	68,827	653,255	715,486
Southwest	215,284	478,616	213,265	907,165	977,055
Other homebuilding (a)	52,184	227,790	64,896	344,870	1,878,925
	1,301,808	2,159,907	721,354	4,183,069	6,152,979
Financial Services	—	—	—	—	299,292
	$1,301,808	$2,159,907	$721,354	$4,183,069	$6,452,271

	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

(a)	Other homebuilding primarily includes capitalized interest, cash and equivalents, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	June 30, 2013	December 31, 2012
Investments in joint ventures with debt non-recourse to PulteGroup	$26,117	$11,155
Investments in other active joint ventures	18,261	34,474
Total investments in unconsolidated entities	$44,378	$45,629

Total joint venture debt	$10,393	$6,915

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,020	$769
Joint venture debt non-recourse to PulteGroup	2,071	826
PulteGroup's total proportionate share of joint venture debt	$3,091	$1,595

We recognized (income) expense from unconsolidated joint ventures of $(0.4) million and $(1.6) million during the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $(3.6) million during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012 we made capital contributions of $0.8 million and $0.9 million, respectively, and received capital and earnings distributions of $1.5 million and $8.5 million, respectively.

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

6. Shareholders’ equity

On July 24, 2013, we declared a quarterly cash dividend of $0.05 per common share payable in August 2013. This represents our first dividend declaration since November 2008. We also increased our common share repurchase authorization by $250.0 million, raising our total available repurchase authorization to $352.3 million of common shares. There have been no repurchases under our authorized stock repurchase programs since 2006.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2013 and 2012, we repurchased $6.4 million and $0.9 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013 and 2012 are not correlated to the amount of our income or loss before income taxes.

Other assets include income taxes receivable of $28.7 million and $31.9 million at June 30, 2013 and December 31, 2012, respectively, which related primarily to state carryback claims and amended income tax returns.

We evaluate our deferred tax assets to determine if a valuation allowance is required. At both June 30, 2013 and December 31, 2012, we had net deferred tax assets of $2.5 billion. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  Based on our evaluation, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position.

We analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a significant three-year cumulative pre-tax loss position at June 30, 2013. Other negative evidence includes a U.S. macroeconomic environment that continues to face challenges and uncertainties within the cyclical homebuilding industry. However, the amount of negative evidence has lessened in recent periods as a growing amount of positive evidence has developed, including our financial results and the outlook for the homebuilding industry. Significantly, we have had five consecutive quarters with income before income taxes and have experienced increases in revenues, order backlog, and home sale gross margin. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a large portion of the valuation allowance during the second half of 2013.

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

At June 30, 2013, we had $169.7 million of gross unrecognized tax benefits and $32.8 million of accrued interest and penalties. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $24.6 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2013	December 31, 2012

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$237,595	$318,931
Interest rate lock commitments	Level 2	4,733	6,021
Forward contracts	Level 2	13,127	(646)
Whole loan commitments	Level 2	240	(55)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,243

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,279,111	$1,476,710
Financial Services debt	Level 2	59,866	138,795
Senior notes	Level 2	2,159,514	2,663,451

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 3 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.1 billion at June 30, 2013 and $2.5 billion at December 31, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Debt

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2013	December 31, 2012
5.25% unsecured senior notes due January 2014 (a)	$—	$187,970
5.70% unsecured senior notes due May 2014 (a)	—	208,274
5.20% unsecured senior notes due February 2015 (a)	95,624	95,615
5.25% unsecured senior notes due June 2015 (a)	231,402	264,058
6.50% unsecured senior notes due May 2016 (a)	458,369	457,154
7.625% unsecured senior notes due October 2017 (b)	149,535	149,481
7.875% unsecured senior notes due June 2032 (a)	299,174	299,152
6.375% unsecured senior notes due May 2033 (a)	398,529	398,492
6.00% unsecured senior notes due February 2035 (a)	299,429	299,417
7.375% unsecured senior notes due June 2046 (a)	150,000	150,000
Total senior notes – carrying value (c)	$2,082,062	$2,509,613
Estimated fair value	$2,159,514	$2,663,451

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Debt retirement

In the second quarter of 2013, we retired prior to their stated maturity dates $434.4 million of senior notes. This included the previously announced redemption of the remaining senior notes due in 2014. We recorded losses related to these transactions totaling $23.1 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net. There were no debt retirements during the three or six months ended June 30, 2012.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $50.3 million and $54.5 million were outstanding under these agreements at June 30, 2013 and December 31, 2012, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $121.3 million and $124.6 million were outstanding under this facility at June 30, 2013 and December 31, 2012, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with third party lenders. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and expires in September 2013. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2013, Pulte Mortgage had $59.9 million outstanding under the Repurchase Agreement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Liabilities, beginning of period	$162,468	$123,520	$164,280	$128,330
Reserves provided	—	—	—	—
Payments	(8,047)	(2,809)	(9,859)	(7,619)
Liabilities, end of period	$154,421	$120,711	$154,421	$120,711

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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $171.6 million and $1.0 billion at June 30, 2013, respectively, and $179.2 million and $1.0 billion at December 31, 2012, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We are engaged in arbitration related to a previously completed luxury community in a market we have since exited. The arbitration relates to a variety of claims involving a contractual dispute with certain homeowners. Based on the various stages of these claims, we anticipate most, if not all, of these claims being resolved during 2013, though the resolution of certain claims could extend into future years. As the result of various rulings by the arbitrator and ongoing settlement discussions, we recorded a charge of $30.0 million during the three months ended June 30, 2013. While we believe we have meritorious defenses against the claims as well as potential future claims, it is reasonably possible that the ultimate resolution of these matters could result in losses of up to $40.0 million in excess of amounts previously accrued.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Warranty liabilities, beginning of period	63,152	64,420	64,098	68,025
Reserves provided	10,687	11,570	20,757	19,421
Payments	(10,744)	(11,839)	(21,780)	(23,360)
Other adjustments	(1,181)	213	(1,161)	278
Warranty liabilities, end of period	61,914	64,364	61,914	64,364

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

Our recorded reserves for all such claims totaled $708.1 million at June 30, 2013, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 75% of the total general liability reserves at June 30, 2013. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$717,024	$736,130	$721,284	$739,029
Reserves provided	16,357	10,920	30,827	22,215
Payments	(25,239)	(14,008)	(43,969)	(28,202)
Balance, end of period	$708,142	$733,042	$708,142	$733,042

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2013
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$191,387	$935,954	$85,327	$—	$1,212,668
Restricted cash	50,324	4,737	11,382	—	66,443
House and land inventory	—	4,179,223	3,846	—	4,183,069
Land held for sale	—	89,765	—	—	89,765
Land, not owned, under option agreements	—	33,751	—	—	33,751
Residential mortgage loans available- for-sale	—	—	237,595	—	237,595
Investments in unconsolidated entities	68	40,571	3,739	—	44,378
Other assets	21,860	349,099	70,945	—	441,904
Intangible assets	—	142,698	—	—	142,698
Investments in subsidiaries and intercompany accounts, net	4,393,741	4,109,137	4,938,979	(13,441,857)	—
	$4,657,380	$9,884,935	$5,351,813	$(13,441,857)	$6,452,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$46,457	$1,458,845	$276,180	$—	$1,781,482
Income tax liabilities	200,646	—	—	—	200,646
Financial Services debt	—	—	59,866	—	59,866
Senior notes	2,082,062	—	—	—	2,082,062
Total liabilities	2,329,165	1,458,845	336,046	—	4,124,056
Total shareholders’ equity	2,328,215	8,426,090	5,015,767	(13,441,857)	2,328,215
	$4,657,380	$9,884,935	$5,351,813	$(13,441,857)	$6,452,271

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,219,675	$—	$—	$1,219,675
Land sale revenues	—	20,385	—	—	20,385
	—	1,240,060	—	—	1,240,060
Financial Services	—	492	38,870	—	39,362
	—	1,240,552	38,870	—	1,279,422
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	990,818	—	—	990,818
Land sale cost of revenues	—	20,710	—	—	20,710
	—	1,011,528	—	—	1,011,528
Financial Services expenses	208	80	22,747	—	23,035
Selling, general and administrative expenses	—	149,975	556	—	150,531
Other expense (income), net	23,057	33,118	1,164	—	57,339
Interest income	(88)	(1,003)	(21)	—	(1,112)
Interest expense	166	—	—	—	166
Intercompany interest	415	1	(416)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(319)	(76)	—	(395)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(23,758)	47,172	14,916	—	38,330
Income tax expense (benefit)	(24)	(3,572)	5,509	—	1,913
Income (loss) before equity in income (loss) of subsidiaries	(23,734)	50,744	9,407	—	36,417
Equity in income (loss) of subsidiaries	60,151	10,555	26,502	(97,208)	—
Net income (loss)	36,417	61,299	35,909	(97,208)	36,417
Other comprehensive income	148	—	—	—	148
Comprehensive income	$36,565	$61,299	$35,909	$(97,208)	$36,565

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,024,405	$—	$—	$1,024,405
Land sale revenues	—	8,749	—	—	8,749
	—	1,033,154	—	—	1,033,154
Financial Services	—	457	35,794	—	36,251
	—	1,033,611	35,794	—	1,069,405
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	869,379	—	—	869,379
Land sale cost of revenues	—	7,611	—	—	7,611
	—	876,990	—	—	876,990
Financial Services expenses	104	160	20,063	—	20,327
Selling, general and administrative expenses	—	123,259	927	—	124,186
Other expense (income), net	—	8,167	2,331	—	10,498
Interest income	(61)	(1,081)	(22)	—	(1,164)
Interest expense	198	—	—	—	198
Intercompany interest	153,332	(149,938)	(3,394)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(1,246)	(310)	—	(1,556)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(153,573)	177,300	16,199	—	39,926
Income tax expense (benefit)	(9,935)	1,550	5,875	—	(2,510)
Income (loss) before equity in income (loss) of subsidiaries	(143,638)	175,750	10,324	—	42,436
Equity in income (loss) of subsidiaries	186,074	10,254	95,463	(291,791)	—
Net income (loss)	42,436	186,004	105,787	(291,791)	42,436
Other comprehensive income	58	—	—	—	58
Comprehensive income (loss)	$42,494	$186,004	$105,787	$(291,791)	$42,494

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,319,427	$—	$—	$2,319,427
Land sale revenues	—	46,516	—	—	46,516
	—	2,365,943	—	—	2,365,943
Financial Services	—	1,111	75,124	—	76,235
	—	2,367,054	75,124	—	2,442,178
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,892,288	—	—	1,892,288
Land sale cost of revenues	—	42,728	—	—	42,728
	—	1,935,016	—	—	1,935,016
Financial Services expenses	416	224	44,983	—	45,623
Selling, general and administrative expenses	—	278,866	1,291	—	280,157
Other expense (income), net	23,041	37,521	1,549	—	62,111
Interest income	(165)	(2,058)	(62)	—	(2,285)
Interest expense	373	—	—	—	373
Intercompany interest	175,280	(172,398)	(2,882)	—	—
Equity in (earnings) loss of unconsolidated entities	1,460	(346)	(611)	—	503
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(200,405)	290,229	30,856	—	120,680
Income tax expense (benefit)	129	(7,966)	10,338	—	2,501
Income (loss) before equity in income (loss) of subsidiaries	(200,534)	298,195	20,518	—	118,179
Equity in income (loss) of subsidiaries	318,713	21,976	201,461	(542,150)	—
Net income (loss)	118,179	320,171	221,979	(542,150)	118,179
Other comprehensive income	196	—	—	—	196
Comprehensive income	$118,375	$320,171	$221,979	$(542,150)	$118,375

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,838,191	$—	$—	$1,838,191
Land sale revenues	—	47,147	—	—	47,147
	—	1,885,338	—	—	1,885,338
Financial Services	—	830	64,273	—	65,103
	—	1,886,168	64,273	—	1,950,441
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,581,545	—	—	1,581,545
Land sale cost of revenues	—	41,008	—	—	41,008
	—	1,622,553	—	—	1,622,553
Financial Services expenses	170	273	41,893	—	42,336
Selling, general and administrative expenses	—	245,666	1,834	—	247,500
Other expense (income), net	(20)	14,459	2,678	—	17,117
Interest income	(123)	(2,194)	(46)	—	(2,363)
Interest expense	415	—	—	—	415
Intercompany interest	262,466	(255,830)	(6,636)	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	(3,162)	(388)	—	(3,552)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(262,906)	264,403	24,938	—	26,435
Income tax expense (benefit)	19,256	(4,194)	(19,397)	—	(4,335)
Income (loss) before equity in income (loss) of subsidiaries	(282,162)	268,597	44,335	—	30,770
Equity in income (loss) of subsidiaries	312,932	44,736	145,594	(503,262)	—
Net income (loss)	30,770	313,333	189,929	(503,262)	30,770
Other comprehensive income	115	—	—	—	115
Comprehensive income	$30,885	$313,333	$189,929	$(503,262)	$30,885

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(167,506)	$429,101	$73,470	$—	$335,065
Cash flows from investing activities:
Distributions from unconsolidated entities	—	200	—	—	200
Investments in unconsolidated entities	—	(807)	—	—	(807)
Net change in loans held for investment	—	—	18	—	18
Change in restricted cash related to letters of credit	4,222	—	—	—	4,222
Proceeds from the sale of property and equipment	—	9	—	—	9
Capital expenditures	—	(10,029)	(988)	—	(11,017)
Net cash provided by (used in) investing activities	4,222	(10,627)	(970)	—	(7,375)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(78,929)	—	(78,929)
Other borrowings (repayments)	(454,335)	1,385	—	—	(452,950)
Stock option exercises	18,544	—	—	—	18,544
Stock repurchases	(6,447)	—	—	—	(6,447)
Intercompany activities, net	650,741	(547,848)	(102,893)	—	—
Net cash provided by (used in) financing activities	208,503	(546,463)	(181,822)	—	(519,782)
Net increase (decrease) in cash and equivalents	45,219	(127,989)	(109,322)	—	(192,092)
Cash and equivalents at beginning of period	146,168	1,063,943	194,649	—	1,404,760
Cash and equivalents at end of period	$191,387	$935,954	$85,327	$—	$1,212,668

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(272,489)	$420,574	$63,455	$—	$211,540
Cash flows from investing activities:
Distributions from unconsolidated entities	—	2,696	—	—	2,696
Investments in unconsolidated entities	—	(858)	—	—	(858)
Net change in loans held for investment	—	—	627	—	627
Change in restricted cash related to letters of credit	16,280	—	—	—	16,280
Proceeds from the sale of property and equipment	—	4,627	—	—	4,627
Capital expenditures	—	(5,451)	(1,546)	—	(6,997)
Net cash provided by (used in) investing activities	16,280	1,014	(919)	—	16,375
Cash flows from financing activities:
Other borrowings (repayments)	—	400	—	—	400
Stock repurchases	(908)	—	—	—	(908)
Intercompany activities, net	271,521	(200,543)	(70,978)	—	—
Net cash provided by (used in) financing activities	270,613	(200,143)	(70,978)	—	(508)
Net increase (decrease) in cash and equivalents	14,404	221,445	(8,442)	—	227,407
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$133,691	$1,097,006	$79,781	$—	$1,310,478

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The overall housing market continues to gain strength as the combination of low interest rates and affordable home prices have kept monthly mortgage payments very affordable relative to the rental market. In addition to increasing sales volumes in many parts of the U.S., house prices have also been increasing as the result of increased demand and low supply of existing and new home inventory in many markets. Despite a recent moderate rise in interest rates, we have experienced increased traffic and have been able to raise prices in the majority of our communities. While we believe higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased demand as overall new home sales in the U.S. remain low compared to historical levels.

These factors combined to result in our fifth consecutive quarter with income before income taxes. Closings, revenues, gross margin, and backlog all improved in the second quarter of 2013 over the prior year second quarter. The improved demand conditions also contributed to increased net new orders per community over the prior year. Consistent with our land investment strategy, our overall net new orders decreased 12% compared to the prior year as the result of 16% fewer active communities. We will continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital, in certain cases purposefully slowing sales pace in exchange for better pricing and / or better matching of our sales cadence with our production cycle. We expect that this approach will continue to result in a moderation in our net new order growth relative to overall growth in the U.S. homebuilding industry.

For the remainder of 2013, we will continue to focus on improving our operating margins while facing rising house cost pressures from material and labor prices, using our existing land assets more effectively, allocating capital more effectively, and aggressively controlling unsold "spec" inventory to enhance our balance sheet and position the Company to deliver improved long-term returns. We generated significant positive cash flow from operations in the first half of 2013, which has provided additional flexibility to retire debt early and increase our planned future investments in new communities while also reinstating a dividend and increasing our authorization for share repurchases.

In planning for the longer term, each passing quarter provides more confidence that we are at the beginning of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges and each local market will experience varying results, we are continuing to pursue strategic land positions that meet our underwriting requirements in well-positioned submarkets and believe that sustained execution of our strategy will continue to result in increased profits and improved returns on invested capital.
The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income before income taxes:
Homebuilding	$21,971	$23,939	$90,008	$3,587
Financial Services	16,359	15,987	30,672	22,848
Income before income taxes	38,330	39,926	120,680	26,435
Income tax expense (benefit)	1,913	(2,510)	2,501	(4,335)
Net income	$36,417	$42,436	$118,179	$30,770
Per share data - assuming dilution:
Net income	$0.09	$0.11	$0.30	$0.08

•
The income before income taxes generated by Homebuilding for the three and six months ended June 30, 2013 improved compared to the prior year periods primarily as the result of higher revenues and increased gross margins. Partially offsetting these improved results in the second quarter of 2013 were charges totaling $66.6 million consisting of losses on debt retirements totaling $23.1 million, costs associated with the previously announced relocation of our corporate headquarters totaling $13.5 million, and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million.

•
The increased Financial Services income in 2013 compared to the prior year resulted primarily from higher origination volume and average loan size partially offset by lower loan pricing due to increased competition.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Home sale revenues	$1,219,675	19%	$1,024,405	$2,319,427	26%	$1,838,191
Land sale revenues	20,385	133%	8,749	46,516	(1)%	47,147
Total Homebuilding revenues	1,240,060	20%	1,033,154	2,365,943	25%	1,885,338
Home sale cost of revenues (a)	990,818	14%	869,379	1,892,288	20%	1,581,545
Land sale cost of revenues (b)	20,710	172%	7,611	42,728	4%	41,008
Selling, general and administrative expenses ("SG&A") (c)	150,531	21%	124,186	280,157	13%	247,500
Equity in (earnings) loss of unconsolidated entities	(363)	(76)%	(1,493)	563	(116)%	(3,471)
Other expense (income), net (d)	57,339	446%	10,498	62,111	263%	17,117
Interest income, net	(946)	(2)%	(966)	(1,912)	(2)%	(1,948)
Income before income taxes	$21,971	(8)%	$23,939	$90,008	2,409%	$3,587
Supplemental data:
Gross margin from home sales	18.8%	370 bps	15.1%	18.4%	440 bps	14.0%
SG&A as a percentage of home sale revenues	12.3%	20 bps	12.1%	12.1%	(140) bps	13.5%
Closings (units)	4,152	9%	3,816	7,985	15%	6,933
Average selling price	$294	9%	$268	$290	10%	$265
Net new orders:
Units	4,885	(12)%	5,578	10,085	(5)%	10,569
Dollars (e)	$1,519,656	(5)%	$1,605,073	$3,101,621	5%	$2,945,050
Cancellation rate	14%		14%	13%		14%
Active communities at June 30				626	(16)%	744
Backlog at June 30:
Units				8,558	13%	7,560
Dollars				$2,713,733	25%	$2,166,508

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $1.7 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $7.3 million for the six months ended June 30, 2013 and 2012.

(b)
Includes net realizable value adjustments for land held for sale of $2.1 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $2.2 million and $1.0 million for the six months ended June 30, 2013 and 2012.

(c)
Includes costs associated with the relocation of our corporate headquarters totaling $13.1 million for the three and six months ended June 30, 2013. Related asset impairments totaling $0.4 million for the three and six months ended June 30, 2013 are reflected in other expense (income), net).

(d)
Includes losses on debt retirements totaling $23.1 million and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million for the three and six months ended June 30, 2013. Additionally, includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.9 million for the six months ended June 30, 2013 and 2012.

(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended June 30, 2013 were higher than the prior year period by $195.3 million, or 19%. The increase was attributable to a 9% increase in average selling price, combined with a 9% increase in closings. Home sale revenues for the six months ended June 30, 2013 were higher than the prior year period by $481.2 million or 26%. The increase was attributable to a 10% increase in average selling price, combined with a 15% increase in closings. The increase in closings for the three and six months ended June 30, 2013 reflected improved consumer demand in the majority of our local markets. The increase in average selling price occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up buyers and improved market conditions that have allowed for increased sale prices as well as higher levels of house options and lot premiums. In select communities across the country, demand has been so strong that we have taken actions to purposefully slow our overall sales pace by limiting lot releases or raising prices.

Home sale gross margins

Home sale gross margins were 18.8% and 18.4% for the three and six months ended June 30, 2013, respectively, compared to 15.1% and 14.0% for the three and six months ended June 30, 2012, respectively. Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 23.9% and 23.4% for the three and six months ended June 30, 2013, respectively, compared to 20.3% and 19.6% for the three and six months ended June 30, 2012, respectively (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in the three and six months ended June 30, 2013 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, shifts in the product mix of homes closed toward move-up buyers, better alignment of our product offering with consumer demand, and contributions from our strategic pricing and house cost reduction objectives.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $(0.3) million and $3.8 million for the three and six months ended June 30, 2013, respectively, compared to $1.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $2.1 million and $2.2 million for the three and six months ended June 30, 2013, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively.

SG&A

SG&A as a percentage of home sale revenues was 12.3% and 12.1% for the three and six months ended June 30, 2013, respectively, compared with 12.1% and 13.5% for the three and six months ended June 30, 2012, respectively. The gross dollar amount of our SG&A increased $26.3 million, or 21%, for the three months ended June 30, 2013 compared to the prior year, and $32.7 million or 13% for the six months ended June 30, 2013. SG&A for the three and six months ended June 30, 2013 includes $13.1 million (110 bps and 60 bps, respectively) of employee severance, retention, and relocation costs attributable to our previously announced relocation of our corporate headquarters. Excluding such costs, our overhead leverage improved over the prior year periods. The remaining increases in gross overhead dollars were primarily due to variable costs related to the higher revenue volume combined with higher incentive compensation accruals resulting from the Company's improved operating performance.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(0.4) million and $0.6 million for the three and six months ended June 30, 2013, respectively, compared with $(1.5) million and $(3.5) million for the three and six months ended June 30, 2012, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Write-offs of deposits and pre-acquisition costs (Note 3)	$250	$166	$591	$905
Loss on debt retirements (Note 9)	23,072	—	23,072	—
Lease exit and related costs	603	3,801	768	6,160
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense (income), net	30,139	3,256	31,130	3,502
	$57,339	$10,498	$62,111	$17,117

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense (income), net for the three and six months ended June 30, 2013 includes a charge of $30.0 million resulting from a contractual dispute related to a previously completed luxury community (see Note 10).

Interest income, net

The level of interest income, net for the three and six months ended June 30, 2013 was essentially flat with the prior year based on the level of invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders decreased 12% and 5% for the three and six months ended June 30, 2013, respectively, compared with the three and six months ended June 30, 2012 primarily due to selling from 16% fewer active communities in 2013 (626 at June 30, 2013). Reflecting improved demand in the market, net new orders per community increased 4% and 12% for the three and six months ended June 30, 2013, respectively, over the prior year periods. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% and 13% for the three and six months ended June 30, 2013, respectively, compared to 14% for both of the comparable prior year periods. Ending backlog units, which represent orders for homes that have not yet closed, increased 13% at June 30, 2013 compared with June 30, 2012, reflecting the improved demand environment we have experienced in recent quarters.

Homes in production

The following is a summary of our homes in production at June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Sold	5,672	4,820
Unsold
Under construction	596	967
Completed	271	598
	867	1,565
Models	1,065	1,215
Total	7,604	7,600

The number of homes in production at June 30, 2013 was comparable to the number at June 30, 2012. Our increased backlog, which resulted in a significant increase in our sold homes in production, was offset by a significant reduction in homes unsold to customers ("spec homes") and models. Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused on reducing the level of our spec home inventory, especially our completed specs ("final specs"). As a result, our unsold homes in production at June 30, 2013 was 45% lower than at June 30, 2012.

Controlled lots

The following is a summary of our lots under control at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	8,555	2,693	11,248	9,211	2,655	11,866
Southeast	13,102	3,950	17,052	13,372	2,756	16,128
Florida	22,670	5,146	27,816	23,906	3,689	27,595
Texas	10,871	4,769	15,640	12,218	3,685	15,903
North	11,881	6,152	18,033	12,946	2,603	15,549
Southwest	31,007	3,075	34,082	31,407	1,427	32,834
Total	98,086	25,785	123,871	103,060	16,815	119,875

Developed (%)	27%	23%	26%	27%	34%	28%

Of our controlled lots, 98,086 and 103,060 were owned and 11,849 and 9,634 were under option agreements approved for purchase at June 30, 2013 and December 31, 2012, respectively. In addition, there were 13,936 and 7,181 lots under option agreements pending approval at June 30, 2013 and December 31, 2012, respectively. While competition for well-positioned land has increased in recent quarters, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively.

The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $1.3 billion at June 30, 2013. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $88.5 million, of which only $6.6 million is refundable.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Home sale revenues	$1,219,675	$1,024,405	$2,319,427	$1,838,191
Home sale cost of revenues	990,818	869,379	1,892,288	1,581,545
Home sale gross margin	228,857	155,026	427,139	256,646
Add:
Land and community valuation adjustments (a)	—	633	—	4,333
Capitalized interest amortization (a)	62,193	52,070	115,870	99,256
Adjusted home sale gross margin	$291,050	$207,729	$543,009	$360,235

Home sale gross margin as a percentage of home sale revenues	18.8%	15.1%	18.4%	14.0%
Adjusted home sale gross margin as a percentage of home sale revenues	23.9%	20.3%	23.4%	19.6%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of June 30, 2013, we conducted our operations in approximately 50 markets located throughout 28 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Home sale revenues:
Northeast	$162,812	(3)%	$167,747	$295,385	(4)%	$307,676
Southeast	197,826	19%	166,722	367,717	23%	300,122
Florida	182,463	22%	149,986	333,600	24%	268,868
Texas	199,649	24%	160,559	383,426	32%	289,850
North	255,578	26%	202,584	481,180	34%	358,542
Southwest	221,347	25%	176,807	458,119	46%	313,133
	$1,219,675	19%	$1,024,405	$2,319,427	26%	$1,838,191
Income (loss) before income taxes:
Northeast	$16,582	3%	$16,141	$28,654	27%	$22,637
Southeast	22,796	57%	14,484	41,124	111%	19,497
Florida	25,597	48%	17,304	45,877	101%	22,807
Texas	25,694	190%	8,851	46,904	195%	15,897
North	26,077	202%	8,646	46,629	296%	11,787
Southwest	36,609	146%	14,876	70,400	405%	13,935
Other homebuilding (a)	(131,384)	(133)%	(56,363)	(189,580)	(84)%	(102,973)
	$21,971	(8)%	$23,939	$90,008	(b)	$3,587
Closings (units):
Northeast	378	(9)%	416	680	(11)%	768
Southeast	735	9%	673	1,386	15%	1,208
Florida	649	14%	569	1,232	18%	1,045
Texas	960	11%	862	1,857	19%	1,561
North	741	12%	663	1,407	18%	1,194
Southwest	689	9%	633	1,423	23%	1,157
	4,152	9%	3,816	7,985	15%	6,933
Average selling price:
Northeast	$431	7%	$403	$434	8%	$401
Southeast	269	9%	248	265	7%	248
Florida	281	7%	264	271	5%	257
Texas	208	12%	186	206	11%	186
North	345	13%	306	342	14%	300
Southwest	321	15%	279	322	19%	271
	$294	9%	$268	$290	10%	$265

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. During the three and six months ended June 30, 2013, Other homebuilding also included losses on debt retirements totaling $23.1 million, costs associated with the previously announced relocation of our corporate headquarters totaling $13.5 million, and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million.

(b)	Percentage not meaningful.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Net new orders - units:
Northeast	543	(12)%	614	1,114	(5)%	1,167
Southeast	887	8%	823	1,846	16%	1,597
Florida	701	—%	700	1,505	3%	1,468
Texas	988	(12)%	1,125	2,068	(7)%	2,234
North	976	(8)%	1,064	1,945	1%	1,933
Southwest	790	(37)%	1,252	1,607	(26)%	2,170
	4,885	(12)%	5,578	10,085	(5)%	10,569
Net new orders - dollars:
Northeast	$226,683	(11)%	$255,328	$469,738	(1)%	$475,636
Southeast	249,115	21%	205,868	513,124	28%	399,819
Florida	220,751	17%	189,214	456,272	15%	396,588
Texas	216,584	(2)%	221,126	449,934	5%	426,921
North	347,949	(3)%	360,214	692,496	11%	625,433
Southwest	258,574	(31)%	373,323	520,057	(16)%	620,653
	$1,519,656	(5)%	$1,605,073	$3,101,621	5%	$2,945,050
Cancellation rates:
Northeast	11%		9%	10%		9%
Southeast	10%		11%	10%		12%
Florida	14%		12%	13%		12%
Texas	21%		20%	20%		21%
North	9%		13%	9%		14%
Southwest	16%		14%	15%		13%
	14%		14%	13%		14%
Unit backlog:
Northeast				1,056	28%	824
Southeast				1,371	38%	991
Florida				1,338	24%	1,081
Texas				1,666	11%	1,498
North				1,805	25%	1,448
Southwest				1,322	(23)%	1,718
				8,558	13%	7,560
Backlog dollars:
Northeast				$451,205	30%	$346,895
Southeast				398,063	57%	254,229
Florida				411,805	36%	301,758
Texas				361,131	24%	290,999
North				658,057	39%	474,397
Southwest				433,472	(13)%	498,230
				$2,713,733	25%	$2,166,508

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Land-related charges*:
Northeast	$7	(99)%	$572	$109	(83)%	$623
Southeast	63	(494)%	(16)	88	(89)%	824
Florida	566	(a)	—	649	(a)	49
Texas	(4)	(101)%	282	—	(100)%	307
North	1,581	382%	328	1,713	(22)%	2,196
Southwest	140	(a)	(7)	215	(90)%	2,242
Other homebuilding	1,652	(24)%	2,163	1,935	(35)%	2,977
	$4,005	21%	$3,322	$4,709	(49)%	$9,218

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See and to the Consolidated Financial Statements for additional discussion of these charges.

(a)	Percentage not meaningful.

Northeast

For the second quarter of 2013, Northeast home sale revenues decreased 3% compared with the prior year period due to a 9% decrease in closings partially offset by a 7% increase in the average selling price. The decrease in closings was concentrated in the Mid-Atlantic and resulted from a decrease in active communities. The increase in average selling price occurred primarily in New England and the Mid-Atlantic. The increased income before income taxes was due to improved gross margins and overhead leverage. Net new orders decreased 12%, mainly due lower order levels in the Mid-Atlantic due to fewer active communities.

For the six months ended June 30, 2013, Northeast home sale revenues decreased 4% compared with the prior year period due to an 11% decrease in closings partially offset by an 8% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and Mid-Atlantic due to a decrease in active community count. The increase in average selling price occurred primarily in New England and the Mid-Atlantic. The increased income before income taxes was due to improved gross margins and overhead leverage. Net new orders decreased 5%, mainly due to lower order levels in the Mid-Atlantic due to fewer active communities, offset in part by an increase in orders in New England.

Southeast

For the second quarter of 2013, Southeast home sale revenues increased 19% compared with the prior year period due to a 9% increase in closings and a 9% increase in the average selling price. The increase in closing volumes was concentrated in South Carolina. The increase in average selling price was most apparent in Raleigh and South Carolina. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 8%, led by our operations in Raleigh.

For the six months ended June 30, 2013, Southeast home sale revenues increased 23% compared with the prior year period due to a 15% increase in closings and a 7% increase in the average selling price. The increase in closings was due to increases in Raleigh, Tennessee, and South Carolina. The increase in average selling price was mainly due to increases in Raleigh and South Carolina. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 16%, led by our operations in Raleigh.

Florida

Florida home sale revenues increased 22% during the second quarter of 2013 compared with the prior year period due to a 14% increase in closings and a 7% increase in the average selling price. The increase in closings was concentrated in North Florida while the increase in average selling price occurred in both North and South Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders were flat with the prior year period despite a reduction in active communities.

For the six months ended June 30, 2013, Florida home sale revenues increased 24% compared with the prior year period due to an 18% increase in closings and a 5% increase in the average selling price. The increase in closings was concentrated in North Florida while the increase in average selling price occurred in both North and South Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 3%, led by our operations in North Florida.

Texas

For the second quarter of 2013, Texas home sale revenues increased 24% compared with the prior year period due to a 12% increase in the average selling price combined with an 11% increase in closings. The increase in average selling price and closings occurred across all local divisions, but was driven by our operations in Central Texas and Dallas. The increased income before income taxes for the quarter resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 12%, driven mainly by a decrease in active communities.

For the six months ended June 30, 2013, Texas home sale revenues increased 32% compared with the prior year period due to a 19% increase in closings and an 11% increase in average selling price. The increase in closings was most significant in Houston and Dallas, while the increase in average selling price was led by our operations in Central Texas and Dallas. The increased income before income taxes for the quarter resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 7%, driven mainly by a decrease in active communities.

North

For the second quarter of 2013, North home sale revenues increased 26% compared with the prior year period due to a 12% increase in closings combined with a 13% increase in average selling price. The increase in closing volumes was primarily due to significant increases in Michigan and Northern California. The increase in average selling price was due to increases across all divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in every division and overall improved overhead leverage. Net new orders decreased by 8% compared with the prior year period mainly due to a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

For the six months ended June 30, 2013, North home sale revenues increased 34% compared with the prior year period due to an 18% increase in closings and a 14% increase in average selling price. The increase in closing volumes was primarily due to significant increases in Michigan and Northern California. The increase in average selling price was due to increases across all divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in every division and overall improved overhead leverage. Net new orders increased by 1% as increases in Michigan, Illinois, and St. Louis were mostly offset by a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

Southwest

Southwest home sale revenues increased 25% during the second quarter of 2013 compared with the prior year period due to a 9% increase in closings and a 15% increase in average selling price. The increase in closings was mainly due to increases in Southern California and Las Vegas. The increase in average selling price occurred across all divisions, but was most significant in Arizona. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. However, net new orders decreased by 37% compared with the prior year period, primarily due to fewer active communities in Arizona, Southern California, and Las Vegas, along with purposefully slowing the sales pace in a number of communities by raising prices and limiting lot releases.

For the six months ended June 30, 2013, Southwest home sale revenues increased 46% compared with the prior year period due to a 23% increase in closings combined with a 19% increase in average selling price. The increase in closings was mainly due to increases in Southern California, Las Vegas, and Arizona. The increase in average selling price occurred across all divisions, but was most significant in Arizona and New Mexico. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. However, net new orders decreased by 26% compared with the prior year period, primarily due to fewer active communities in Arizona, Southern California, and Las Vegas, along with purposefully slowing the sales pace in a number of communities by raising prices and limiting lot releases.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Mortgage operations revenues	$32,779	7%	$30,665	$63,790	16%	$55,113
Title services revenues	6,583	18%	5,586	12,445	25%	9,990
Total Financial Services revenues	39,362	9%	36,251	76,235	17%	65,103
Expenses	23,035	13%	20,327	45,623	8%	42,336
Equity in (earnings) loss of unconsolidated entities	(32)	(49)%	(63)	(60)	(26)%	(81)
Income before income taxes	$16,359	2%	$15,987	$30,672	34%	$22,848
Total originations:
Loans	2,812	8%	2,603	5,534	20%	4,624
Principal	$643,267	13%	$566,856	$1,265,264	27%	$996,321
Supplemental data:
Capture rate				81.0%		80.5%
Average FICO score				745		749
Loan application backlog				$1,540,964	84%	$835,684
Agency production for funded originations				97%		99%
FHA agency production				19%		25%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2013 increased 9% and 17%, respectively, compared to the respective prior year periods as the result of higher loan origination volumes and an increase in average loan size. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three and six months ended June 30, 2013 and 2012 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, historically low interest rates and the challenging regulatory environment in recent periods has contributed to profitability by reducing the overall level of pricing competition in the market. Recently, however, competition has increased in the industry, partially as the result of lower refinancing volume. While we expect loan margins to continue to be strong, the increased competition has reduced, and will most likely continue to reduce, loan margins relative to our results in 2012.

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

In recent years, we experienced a significant increase in losses related to repurchase requests as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See Note 10 to the Condensed Consolidated Financial Statements for additional discussion.

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

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for the three and six months ended June 30, 2013 and 2012 are not correlated to the amount of our pretax income or loss. Our effective tax rates were 5.0% and (6.3)% for the three months ended June 30, 2013 and 2012, respectively, and 2.1% and (16.4)% for the six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, we had unrestricted cash and equivalents of $1.2 billion and senior notes of $2.1 billion. We also had restricted cash balances of $66.4 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 47.2% at June 30, 2013, and 25.6% net of cash and equivalents, including restricted cash. We continue to pursue strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability. Additionally, any reversal of the valuation allowance recorded against our deferred tax assets would have a favorable impact on our debt to capitalization ratios (see Note 7 to the Condensed Consolidated Financial Statements).

In the second quarter of 2013, we retired prior to their stated maturity dates $434.4 million of senior notes. This included the previously announced redemption of the remaining senior notes due in 2014. We recorded losses related to these transactions totaling $23.1 million during the three and six months ended June 30, 2013. There were no debt retirements during the three or six months ended June 30, 2012.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $50.3 million were outstanding under these agreements at June 30, 2013. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $121.3 million were outstanding under this facility at June 30, 2013.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold in the secondary market, which generally occurs within 30 days. In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase

Agreement”) with third party lenders. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. At June 30, 2013, Pulte Mortgage had $59.9 million outstanding under the Repurchase Agreement, which expires in September 2013. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase programs

On July 24, 2013, we declared a quarterly cash dividend of $0.05 per common share payable in August 2013. This represents our first dividend declaration since the end of 2008. We also increased our common share repurchase authorization by $250.0 million, raising our total available repurchase authorization to $352.3 million of common shares. There have been no repurchases under our authorized stock repurchase programs since 2006.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2013 was $335.1 million, compared with net cash provided by operating activities of $211.5 million for the six months ended June 30, 2012. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the six months ended June 30, 2013 was primarily due to our net income of $118.2 million combined with a net decrease in inventories of $32.9 million, a seasonal reduction of $81.3 million in residential mortgage loans available-for-sale, and a $67.5 million increase in accrued and other liabilities. The inventory decrease resulted primarily from a significant reduction in spec homes in production, partially offset by a seasonal increase in sold homes in production. The increase in accrued and other liabilities was due primarily to increased customer deposits related to our higher backlog levels. Our positive cash flow from operations for the six months ended June 30, 2012 was mainly due to changes in working capital, including a net decrease in inventory, a seasonal reduction in residential mortgage loans available-for-sale, and an increase in accrued and other liabilities.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the six months ended June 30, 2013 was $7.4 million, compared with net cash provided by investing activities of $16.4 million for the six months ended June 30, 2012. The negative cash flow from investing activities for the six months ended June 30, 2013 was primarily due to capital expenditures exceeding the decrease in restricted cash we are required to maintain related to our letter of credit facilities, which resulted from a reduction in letters of credit outstanding. The positive cash flow from investing activities for the six months ended June 30, 2012 was mainly due to the reduction in restricted cash we are required to maintain related to our letter of credit facilities.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2013 totaled $519.8 million, compared with net cash used by financing activities of $0.5 million for the six months ended June 30, 2012. The negative cash flow from financing activities for the six months ended June 30, 2013 was due to the early retirement of senior notes, which used $454.3 million of cash, and net repayments of $78.9 million of borrowings under the Repurchase Agreement. The repayments offset the favorable cash impact of the seasonal reduction in residential mortgage loans available-for-sale reflected in operating cash flows.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 except for the aforementioned early retirement of senior notes.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2013, we had outstanding letters of credit of $171.6 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at June 30, 2013, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2013, these agreements had an aggregate remaining purchase price of $1.3 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At June 30, 2013, we consolidated certain land option agreements and recorded assets of $33.8 million as land, not owned, under option agreements.

At June 30, 2013, aggregate outstanding debt of unconsolidated joint ventures was $10.4 million, of which our proportionate share of such joint venture debt was $3.1 million. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of June 30, 2013, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of June 30, 2013 for the Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$—	$333,647	$465,245	$150,000	$1,150,000	$2,098,892	$2,159,514
Average interest rate	—%	—%	5.24%	6.50%	7.63%	6.80%	6.54%

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with PulteGroup's businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup's local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to successfully implement our share repurchase plan; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2013 to April 30, 2013	—	$—	—	$102,342	(2)
May 1, 2013 to May 31, 2013	899	$23.22	—	$102,342	(2)
June 1, 2013 to June 30, 2013	—	$—	—	$102,342	(2)
Total	899	$23.22	—

(1)
During the second quarter of 2013, a total of 899 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the two $100 million share repurchase programs authorized and announced by our Board of Directors in October 2002 and October 2005, the $200 million share repurchase authorized and announced in February 2006, and the $250 million share repurchase authorization announced in July 2013 (for a total share repurchase authorization of $650 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

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

10	(a)	2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

	(b)	2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 25, 2013