Form 10-Q
period 2013-09-30
PULTEGROUP INC/MI/
filed 2013-10-24
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Number of shares of common stock outstanding as of October 18, 2013: 383,057,410

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,349,994	$1,404,760
Restricted cash	69,421	71,950
House and land inventory	4,150,964	4,214,046
Land held for sale	65,100	91,104
Land, not owned, under option agreements	27,612	31,066
Residential mortgage loans available-for-sale	296,922	318,931
Investments in unconsolidated entities	45,006	45,629
Other assets	440,524	407,675
Intangible assets	139,423	149,248
Deferred tax assets, net	2,108,756	—
	$8,693,722	$6,734,409

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $37,495 and $42,053 in 2013 and 2012, respectively	$214,098	$178,274
Customer deposits	173,665	101,183
Accrued and other liabilities	1,445,649	1,418,063
Income tax liabilities	196,870	198,865
Financial Services debt	115,098	138,795
Senior notes	2,056,657	2,509,613
	4,202,037	4,544,793

Shareholders' equity	4,491,685	2,189,616

	$8,693,722	$6,734,409

Note: The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Homebuilding
Home sale revenues	$1,491,959	$1,232,704	$3,811,386	$3,070,895
Land sale revenues	55,783	22,623	102,299	69,770
	1,547,742	1,255,327	3,913,685	3,140,665
Financial Services	34,336	47,264	110,571	112,367
Total revenues	1,582,078	1,302,591	4,024,256	3,253,032

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,180,137	1,023,704	3,072,425	2,605,249
Land sale cost of revenues	49,933	21,061	92,661	62,069
	1,230,070	1,044,765	3,165,086	2,667,318
Financial Services expenses	23,244	20,578	68,867	62,914
Selling, general and administrative expenses	138,637	125,191	418,794	372,691
Other expense (income), net	17,055	7,453	79,166	24,570
Interest income	(1,036)	(1,219)	(3,321)	(3,582)
Interest expense	171	201	544	616
Equity in (earnings) loss of unconsolidated entities	(785)	(284)	(282)	(3,836)
Income before income taxes	174,722	105,906	295,402	132,341
Income tax expense (benefit)	(2,107,162)	(10,727)	(2,104,661)	(15,062)
Net income	$2,281,884	$116,633	$2,400,063	$147,403

Per share:
Basic earnings	$5.92	$0.31	$6.20	$0.39
Diluted earnings	$5.87	$0.30	$6.14	$0.38
Cash dividends declared	$0.10	$—	$0.10	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,281,884	$116,633	$2,400,063	$147,403

Other comprehensive income, net of tax:
Change in fair value of derivatives	77	58	273	173
Other comprehensive income	77	58	273	173

Comprehensive income	$2,281,961	$116,691	$2,400,336	$147,576

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,359	14	18,535	—	—	18,549
Stock awards, net of cancellations	700	7	(7)	—	—	—
Dividends declared	—	—	—	—	(38,462)	(38,462)
Stock repurchases	(5,609)	(56)	(3,063)	—	(86,821)	(89,940)
Stock-based compensation	—	—	11,586	—	—	11,586
Net income	—	—	—	—	2,400,063	2,400,063
Other comprehensive income	—	—	—	273	—	273
Shareholders' Equity, September 30, 2013	383,058	$3,831	$3,057,940	$(719)	$1,430,633	$4,491,685

Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock option exercises	2,403	24	27,408	—	—	27,432
Stock awards, net of cancellations	1,316	13	(13)	—	—	—
Stock repurchases	(104)	(1)	(813)	—	(147)	(961)
Stock-based compensation	—	—	9,384	—	—	9,384
Net income	—	—	—	—	147,403	147,403
Other comprehensive income	—	—	—	173	—	173
Shareholders' Equity, September 30, 2012	386,223	$3,862	$3,022,206	$(1,133)	$(902,889)	$2,122,046

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,400,063	$147,403
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income taxes	(2,108,756)	—
Write-down of land inventory and deposits and pre-acquisition costs	6,371	12,623
Depreciation and amortization	23,134	22,278
Stock-based compensation expense	21,570	14,368
Equity in (earnings) loss of unconsolidated entities	(282)	(3,836)
Distributions of earnings from unconsolidated entities	1,693	7,223
Loss on debt retirements	26,930	—
Other non-cash, net	5,943	5,254
Increase (decrease) in cash due to:
Restricted cash	1,654	(966)
Inventories	89,040	160,973
Residential mortgage loans available-for-sale	21,967	(5,275)
Other assets	(29,989)	(1,612)
Accounts payable, accrued and other liabilities	97,607	63,832
Income tax liabilities	(1,995)	(1,033)
Net cash provided by (used in) operating activities	554,950	421,232
Cash flows from investing activities:
Distributions from unconsolidated entities	200	2,696
Investments in unconsolidated entities	(1,057)	(1,266)
Net change in loans held for investment	236	736
Change in restricted cash related to letters of credit	875	26,096
Proceeds from the sale of property and equipment	9	4,705
Capital expenditures	(18,354)	(10,597)
Net cash provided by (used in) investing activities	(18,091)	22,370
Cash flows from financing activities:
Financial Services borrowings (repayments)	(23,697)	103,000
Other borrowings (repayments)	(477,220)	(92,493)
Stock option exercises	18,549	27,432
Stock repurchases	(89,940)	(961)
Dividends paid	(19,317)	—
Net cash provided by (used in) financing activities	(591,625)	36,978
Net increase (decrease) in cash and equivalents	(54,766)	480,580
Cash and equivalents at beginning of period	1,404,760	1,083,071
Cash and equivalents at end of period	$1,349,994	$1,563,651

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(18,304)	$(28,072)
Income taxes paid (refunded), net	$(792)	$(12,901)
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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at September 30, 2013 and December 31, 2012 also included $13.6 million and $8.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under cash-collateralized letter of credit agreements (see Note 9). The remaining balances relate to certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Write-off of deposits and pre-acquisition costs	$811	$893	$1,402	$1,798
Loss on debt retirements (Note 9)	3,858	—	26,930	—
Lease exit and related costs (a)	378	152	1,146	6,312
Amortization of intangible assets	3,275	3,275	9,825	9,825
Miscellaneous expense (income), net (b)	8,733	3,133	39,863	6,635
	$17,055	$7,453	$79,166	$24,570

(a)
Excludes $2.5 million of lease exit costs classified within Financial Services expense during the nine months ended September 30, 2012. There were no such costs during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012.

(b)
Includes charges of $8.0 million and $38.0 million during the three and nine months ended September 30, 2013, respectively, resulting from a contractual dispute related to a previously completed luxury community (see Note 10).

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	September 30, 2013	December 31, 2012
Notes receivable, gross	$59,683	$57,841
Allowance for credit losses	(27,048)	(26,865)
Notes receivable, net	$32,635	$30,976

We also record receivables from various parties in the normal course of business, including amounts due from municipalities, insurance carriers, and vendors. Such receivables are generally reported within other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of receivables related to our mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares of restricted stock (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excludes 10.3 million and 10.5 million stock options and other potentially dilutive instruments for the three and nine months ended September 30, 2013, respectively, and 12.0 million and 18.8 million stock options and other potentially dilutive instruments for the three and nine months ended September 30, 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with ASC 260 "Earnings Per Share" ("ASC 260"), the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The Company's outstanding restricted stock awards and deferred shares are considered participating securities. The following table presents the earnings per share of common stock ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,281,884	$116,633	$2,400,063	$147,403
Less: earnings distributed to participating securities	(273)	—	(273)	—
Less: undistributed earnings allocated to participating securities	(15,884)	—	(17,526)	—
Numerator for basic earnings per share	$2,265,727	$116,633	$2,382,264	$147,403
Add back: undistributed earnings allocated to participating securities	15,884	—	17,526	—
Less: undistributed earnings reallocated to participating securities	(15,753)	—	(17,358)	—
Numerator for diluted earnings per share	$2,265,858	$116,633	$2,382,432	$147,403

Denominator:
Basic shares outstanding	382,883	381,355	384,159	380,839
Effect of dilutive securities	3,220	3,215	3,745	2,036
Diluted shares outstanding	386,103	384,570	387,904	382,875

Earnings per share:
Basic	$5.92	$0.31	$6.20	$0.39
Diluted	$5.87	$0.30	$6.14	$0.38

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense (income), net. See Note 3.

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, cancellations of land option agreements have resulted in write-offs of the related deposits and pre-acquisition costs but have not exposed us to the overall risks or losses of the applicable VIEs.

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $27.6 million and $31.1 million at September 30, 2013 and December 31, 2012, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of September 30, 2013 and December 31, 2012 ($000’s omitted):

	September 30, 2013			December 31, 2012
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$6,705	$10,488	$12,107	$5,216	$8,590	$8,590
Unconsolidated VIEs	32,678	683,158	—	24,078	360,495	—
Other land option agreements	48,561	707,547	15,505	40,822	554,307	22,476
	$87,944	$1,401,193	$27,612	$70,116	$923,392	$31,066

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.”

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At September 30, 2013 and December 31, 2012, residential mortgage loans available-for-sale had an aggregate fair value of $296.9 million and $318.9 million, respectively, and an aggregate outstanding principal balance of $285.9 million and $305.3 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $4.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $2.6 million and $0.6 million for the nine months ended September 30, 2013 and 2012. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $18.1 million and $33.9 million for the three months ended September 30, 2013 and 2012, respectively, and $66.4 million and $76.9 million for the nine months ended September 30, 2013 and 2012, respectively, and have been included in Financial Services revenues.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments, to economically hedge the interest rate lock commitment. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and closed loans. We do not use any derivative financial instruments for trading purposes.

At September 30, 2013 and December 31, 2012, we had aggregate interest rate lock commitments of $317.7 million and $161.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At September 30, 2013 and December 31, 2012, we had unexpired forward contracts of $519.6 million and $428.0 million, respectively, and whole loan investor commitments of $30.2 million and $4.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 75 days.

 The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	September 30, 2013		December 31, 2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$12,239	$117	$6,045	$24
Forward contracts	41	8,997	245	891
Whole loan commitments	78	219	30	85
	$12,358	$9,333	$6,320	$1,000

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Corporate office relocation

On May 31, 2013, we announced our plan to relocate our corporate offices to Atlanta, Georgia, from its current location in Bloomfield Hills, Michigan, in 2014. The decision to relocate reflects long-term growth trends for both us and the homebuilding industry and is intended to bring our corporate offices closer to our customers and a larger portion of our investment portfolio. The relocation of operations will occur in phases over time but is expected to be substantially complete no later than early 2015. We expect to incur the following approximate costs in connection with the relocation, the substantial majority of which represent future cash expenditures ($000's omitted):

Employee severance, retention, and relocation costs	$21,000	to	$26,000
Asset impairments	355	to	500
Lease termination and other exit costs	27,000	to	32,000

During the three and nine months ended September 30, 2013, we recorded employee severance, retention, and relocation costs of $0.3 million and $13.4 million, respectively, and asset impairments of $0.0 million and $0.4 million, respectively. Severance, retention, and relocation costs are recorded within selling, general, and administrative expense, while lease exit and asset impairments are included in other expense (income), net. We expect to record additional charges of approximately $2.0 million in 2013 related to the relocation with the remaining costs to be recognized primarily in 2014 and early 2015. We will also incur costs at the new location related to the recruitment and onboarding of new employees and certain redundant operating costs. The amount of such costs is not expected to be material.

3. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	September 30, 2013	December 31, 2012
Homes under construction	$1,277,648	$1,116,184
Land under development	2,117,653	2,435,378
Raw land	755,663	662,484
	$4,150,964	$4,214,046

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the timing of home closings. Interest expensed to Homebuilding home sale cost of revenues included capitalized interest related to inventory impairments of $0.8 million and $1.9 million, for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest in inventory, beginning of period	$298,575	$358,451	$331,880	$355,068
Interest capitalized	35,962	50,730	118,527	153,369
Interest expensed	(68,013)	(57,155)	(183,883)	(156,411)
Interest in inventory, end of period	$266,524	$352,026	$266,524	$352,026
Interest incurred*	$35,962	$50,730	$118,527	$153,369

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

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

During the three and nine months ended September 30, 2013 and 2012, we reviewed each of our land positions for potential impairment. As a result of these reviews, we recorded impairments of $0.8 million and $2.3 million during the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $9.6 million during the nine months ended September 30, 2013 and 2012, respectively, which are recorded within Homebuilding home sale cost of revenues. Our evaluations for impairments recorded to date were based on our best estimates of the future cash flows for our communities. However, if conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

  Land held for sale is valued at the lower of carrying value or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended September 30, 2013 and 2012, we recognized net realizable value adjustments related to land held for sale of $0.1 million and $0.2 million, respectively. Such adjustments totaled $2.3 million and $1.3 million during the nine months ended September 30, 2013 and 2012, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues. During 2013, the decrease in the gross land held for sale and net realizable value reserve balances resulted primarily from the sale of land parcels, certain of which were previously impaired. Land held for sale was as follows ($000’s omitted):

	September 30, 2013	December 31, 2012
Land held for sale, gross	$73,698	$135,201
Net realizable value reserves	(8,598)	(44,097)
Land held for sale, net	$65,100	$91,104

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Write-off of deposits and pre-acquisition costs

We wrote off deposits and pre-acquisition costs in the amount of $0.8 million and $0.9 million during the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.8 million during the nine months ended September 30, 2013 and 2012, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Northeast	$259,413	$194,732	$555,856	$502,813
Southeast	234,605	194,654	602,379	496,244
Florida	227,614	165,621	562,890	439,665
Texas	217,897	179,581	621,972	471,648
North	343,748	277,297	826,054	666,458
Southwest	264,465	243,442	744,534	563,837
	1,547,742	1,255,327	3,913,685	3,140,665
Financial Services	34,336	47,264	110,571	112,367
Consolidated	$1,582,078	$1,302,591	$4,024,256	$3,253,032

Income (loss) before income taxes:
Northeast	$33,508	$20,303	$62,162	$42,940
Southeast	37,687	21,227	78,811	40,724
Florida	43,834	23,723	89,711	46,530
Texas	32,111	18,807	79,015	34,704
North	48,674	26,494	95,303	38,281
Southwest	49,508	27,882	119,908	41,817
Other homebuilding (a)	(81,728)	(59,257)	(271,308)	(162,230)
	163,594	79,179	253,602	82,766
Financial Services (b)	11,128	26,727	41,800	49,575
Consolidated	$174,722	$105,906	$295,402	$132,341

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included for the three and nine months ended September 30, 2013: losses on debt retirements totaling $3.9 million and $26.9 million, respectively; costs associated with the previously announced relocation of our corporate headquarters totaling $0.3 million and $13.8 million, respectively; and charges resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million, respectively.

(b)
Financial Services income before income taxes includes interest income of $2.1 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.2 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Land and community valuation adjustments:
Northeast	$—	$—	$—	$535
Southeast	—	—	—	—
Florida	—	—	—	—
Texas	—	—	—	—
North	—	385	—	2,373
Southwest	—	—	—	1,810
Other homebuilding (a)	766	1,878	2,701	4,855
	$766	$2,263	$2,701	$9,573
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—	$—	$—
Southeast	—	69	—	350
Florida	—	11	567	49
Texas	(6)	154	(2)	412
North	172	29	1,703	94
Southwest	(81)	(14)	—	347
	$85	$249	$2,268	$1,252
Write-off of deposits and pre-acquisition costs:
Northeast	$219	$727	$328	$815
Southeast	56	46	144	589
Florida	126	69	208	80
Texas	6	21	2	70
North	155	13	337	156
Southwest	249	17	383	88
	$811	$893	$1,402	$1,798
Total land-related charges	$1,662	$3,405	$6,371	$12,623

(a)	Represents write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$263,889	$331,779	$117,532	$713,200	$809,063
Southeast	160,916	256,949	131,724	549,589	589,929
Florida	161,204	293,858	91,238	546,300	629,724
Texas	148,158	221,958	49,607	419,723	477,936
North	300,452	327,529	100,737	728,718	781,447
Southwest	197,689	475,663	206,387	879,739	955,368
Other homebuilding (a)	45,340	209,917	58,438	313,695	4,098,818
	1,277,648	2,117,653	755,663	4,150,964	8,342,285
Financial Services	—	—	—	—	351,437
	$1,277,648	$2,117,653	$755,663	$4,150,964	$8,693,722

	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, net deferred tax assets, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	September 30, 2013	December 31, 2012
Investments in joint ventures with debt non-recourse to PulteGroup	$26,362	$11,155
Investments in other active joint ventures	18,644	34,474
Total investments in unconsolidated entities	$45,006	$45,629

Total joint venture debt	$10,104	$6,915

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$955	$769
Joint venture debt non-recourse to PulteGroup	2,065	826
PulteGroup's total proportionate share of joint venture debt	$3,020	$1,595

We recognized (income) expense from unconsolidated joint ventures of $(0.8) million and $(0.3) million during the three months ended September 30, 2013 and 2012, respectively, and $(0.3) million and $(3.8) million during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012 we made capital contributions of $1.1 million and $1.3 million, respectively, and received capital and earnings distributions of $1.9 million and $9.9 million, respectively.

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

6. Shareholders’ equity

We reinstated our quarterly cash dividend in July 2013. During the three months ended September 30, 2013, we declared two cash dividends of $0.05 per common share; the first paid in August 2013, the second in October 2013.

In July 2013, we increased our common share repurchase authorization to $352.3 million of common shares. During the three months ended September 30, 2013, we repurchased 5.3 million shares under the repurchase authorization for a total of $83.0 million. Such repurchases are reflected as a reduction of common stock and retained earnings. At September 30, 2013, we had remaining authorization to repurchase $269.3 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2013 and 2012, employees surrendered shares valued at $6.9 million and $1.0 million, respectively, under these plans. Such share transactions are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013 and 2012 are not correlated to the amount of our income or loss before income taxes.
From 2007 to 2011, we generated significant deferred tax assets primarily from asset impairments combined with reduced operational profitability. At September 30, 2013 and December 31, 2012, we had deferred tax assets of $2.3 billion and $2.5 billion, respectively. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2013, we fully reserved our net deferred tax assets due to the uncertainty of their realization. One of the primary pieces of negative evidence we considered was the significant losses we incurred in recent years, including being in a three-year cumulative pre-tax loss position through June 30, 2013.
Consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets at September 30, 2013, and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the quarter ended September 30, 2013. This reversal is reflected in our income tax expense (benefit) in the accompanying consolidated statements of operations. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Accordingly, a portion of the remaining valuation allowance of $231.0 million at September 30, 2013, will reverse in the fourth quarter of 2013. The other components of the remaining valuation allowance relate primarily to state net operating losses that have not met the "more likely than not" realization threshold.
We conducted our evaluation by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including six consecutive quarters of pretax income; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, overhead leverage, and backlog; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.
The accounting for deferred taxes is based upon an estimate of future results.  Differences between our estimated and actual results could have a material impact on our consolidated results of operations or financial position and our ability to fully realize our deferred tax assets. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
As a result of our merger with Centex in August 2009, our ability to use certain of Centex’s pre-ownership change NOL carryforwards and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. Our Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change (i.e. before August 2014), and certain deductions. We do not believe that the Section 382 limitation will prevent the Company from using Centex’s pre-ownership change federal NOL carryforwards and built-in losses or deductions.
At September 30, 2013, we had $165.9 million of gross unrecognized tax benefits, of which $31.0 million would impact the effective tax rate if recognized. Additionally, we have $32.9 million of related accrued interest and penalties at September 30, 2013. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $130.0 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2013	December 31, 2012

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$296,922	$318,931
Interest rate lock commitments	Level 2	12,122	6,021
Forward contracts	Level 2	(8,956)	(646)
Whole loan commitments	Level 2	(141)	(55)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,243

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,419,415	$1,476,710
Financial Services debt	Level 2	115,098	138,795
Senior notes	Level 2	2,060,018	2,663,451

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
The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.1 billion at September 30, 2013 and $2.5 billion at December 31, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Debt

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2013	December 31, 2012
5.25% unsecured senior notes due January 2014 (a)	$—	$187,970
5.70% unsecured senior notes due May 2014 (a)	—	208,274
5.20% unsecured senior notes due February 2015 (a)	95,627	95,615
5.25% unsecured senior notes due June 2015 (a)	232,243	264,058
6.50% unsecured senior notes due May 2016 (a)	458,975	457,154
7.625% unsecured senior notes due October 2017 (b)	122,641	149,481
7.875% unsecured senior notes due June 2032 (a)	299,185	299,152
6.375% unsecured senior notes due May 2033 (a)	398,550	398,492
6.00% unsecured senior notes due February 2035 (a)	299,436	299,417
7.375% unsecured senior notes due June 2046 (a)	150,000	150,000
Total senior notes – carrying value (c)	$2,056,657	$2,509,613
Estimated fair value	$2,060,018	$2,663,451

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Debt retirement

During the three and nine months ended September 30, 2013, we retired prior to their scheduled maturity dates $27.0 million and $461.4 million of senior notes, respectively. We recorded losses related to these transactions totaling $3.9 million and $26.9 million during the three and nine months ended September 30, 2013, respectively. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net. During the three and nine months ended September 30, 2012, we retired $96.4 million of senior notes at their scheduled maturity dates.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $53.7 million and $54.5 million were outstanding under these agreements at September 30, 2013 and December 31, 2012, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $124.4 million and $124.6 million were outstanding under this facility at September 30, 2013 and December 31, 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In September 2013, Pulte Mortgage entered into the First Amendment to Master Repurchase Agreement with third party lenders, which extended the term of the Master Repurchase Agreement (the "Repurchase Agreement") through September 2014, modified the pricing applicable under the Repurchase Agreement, and made other adjustments to the credit available under the Repurchase Agreement. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2013, Pulte Mortgage had $115.1 million outstanding under the Repurchase Agreement.

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

Our current estimates assume that such requests will continue through 2014. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Liabilities, beginning of period	$154,421	$120,711	$164,280	$128,330
Reserves provided	—	—	—	—
Payments	(8,220)	(2,089)	(18,079)	(9,708)
Liabilities, end of period	$146,201	$118,622	$146,201	$118,622

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

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans originated by Centex's mortgage subsidiary, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $178.1 million and $1.0 billion at September 30, 2013, respectively, and $179.2 million and $1.0 billion at December 31, 2012, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

We are engaged in arbitration related to a previously completed luxury community in a market we have since exited. The arbitration relates to a variety of claims involving a contractual dispute with certain homeowners. Based on the various stages of these claims, we anticipate most, if not all, of these claims being resolved during 2013. As the result of various rulings by the arbitrator and ongoing settlement discussions, we recorded charges of $8.0 million and $38.0 million during the three and nine months ended September 30, 2013, respectively. While the ultimate outcome of this matter remains uncertain, we believe that the final resolution will not vary materially from our current estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Warranty liabilities, beginning of period	$61,914	$64,364	$64,098	$68,025
Reserves provided	15,322	12,593	36,079	32,014
Payments	(10,551)	(10,976)	(32,330)	(34,336)
Other adjustments	(1,602)	(1,453)	(2,764)	(1,175)
Warranty liabilities, end of period	$65,083	$64,528	$65,083	$64,528

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates comprise a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

Our recorded reserves for all such claims totaled $691.6 million at September 30, 2013, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 77% of the total general liability reserves at September 30, 2013. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$708,142	$733,042	$721,284	$739,029
Reserves provided	21,439	15,557	52,266	37,772
Payments	(37,983)	(24,773)	(81,952)	(52,975)
Balance, end of period	$691,598	$723,826	$691,598	$723,826

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2013
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$187,299	$1,080,993	$81,702	$—	$1,349,994
Restricted cash	53,672	4,455	11,294	—	69,421
House and land inventory	—	4,150,254	710	—	4,150,964
Land held for sale	—	64,066	1,034	—	65,100
Land, not owned, under option agreements	—	27,612	—	—	27,612
Residential mortgage loans available- for-sale	—	—	296,922	—	296,922
Investments in unconsolidated entities	66	40,983	3,957	—	45,006
Other assets	40,125	353,549	46,850	—	440,524
Intangible assets	—	139,423	—	—	139,423
Deferred tax assets, net	2,087,306	20	21,430	—	2,108,756
Investments in subsidiaries and intercompany accounts, net	4,461,536	644,702	5,035,100	(10,141,338)	—
	$6,830,004	$6,506,057	$5,498,999	$(10,141,338)	$8,693,722
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$84,792	$1,470,586	$278,034	$—	$1,833,412
Income tax liabilities	196,870	—	—	—	196,870
Financial Services debt	—	—	115,098	—	115,098
Senior notes	2,056,657	—	—	—	2,056,657
Total liabilities	2,338,319	1,470,586	393,132	—	4,202,037
Total shareholders’ equity	4,491,685	5,035,471	5,105,867	(10,141,338)	4,491,685
	$6,830,004	$6,506,057	$5,498,999	$(10,141,338)	$8,693,722

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,491,959	$—	$—	$1,491,959
Land sale revenues	—	55,783	—	—	55,783
	—	1,547,742	—	—	1,547,742
Financial Services	—	649	33,687	—	34,336
	—	1,548,391	33,687	—	1,582,078
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,180,137	—	—	1,180,137
Land sale cost of revenues	—	49,933	—	—	49,933
	—	1,230,070	—	—	1,230,070
Financial Services expenses	209	145	22,890	—	23,244
Selling, general and administrative expenses	—	138,629	8	—	138,637
Other expense (income), net	3,844	10,860	2,351	—	17,055
Interest income	(91)	(928)	(17)	—	(1,036)
Interest expense	171	—	—	—	171
Equity in (earnings) loss of unconsolidated entities	2	(570)	(217)	—	(785)
Intercompany interest	(158,633)	162,739	(4,106)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	154,498	7,446	12,778	—	174,722
Income tax expense (benefit)	(2,108,148)	(1,692)	2,678	—	(2,107,162)
Income (loss) before equity in income (loss) of subsidiaries	2,262,646	9,138	10,100	—	2,281,884
Equity in income (loss) of subsidiaries	19,238	11,316	94,212	(124,766)	—
Net income (loss)	2,281,884	20,454	104,312	(124,766)	2,281,884
Other comprehensive income	77	—	—	—	77
Comprehensive income	$2,281,961	$20,454	$104,312	$(124,766)	$2,281,961

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,232,704	$—	$—	$1,232,704
Land sale revenues	—	22,623	—	—	22,623
	—	1,255,327	—	—	1,255,327
Financial Services	—	537	46,727	—	47,264
	—	1,255,864	46,727	—	1,302,591
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,023,704	—	—	1,023,704
Land sale cost of revenues	—	21,061	—	—	21,061
	—	1,044,765	—	—	1,044,765
Financial Services expenses	(5)	123	20,460	—	20,578
Selling, general and administrative expenses	—	124,410	781	—	125,191
Other expense (income), net	(10)	7,315	148	—	7,453
Interest income	(55)	(1,141)	(23)	—	(1,219)
Interest expense	201	—	—	—	201
Equity in (earnings) loss of unconsolidated entities	—	(150)	(134)	—	(284)
Intercompany interest	159,014	(155,576)	(3,438)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(159,145)	236,118	28,933	—	105,906
Income tax expense (benefit)	(9,738)	(10,648)	9,659	—	(10,727)
Income (loss) before equity in income (loss) of subsidiaries	(149,407)	246,766	19,274	—	116,633
Equity in income (loss) of subsidiaries	266,040	19,387	183,738	(469,165)	—
Net income (loss)	116,633	266,153	203,012	(469,165)	116,633
Other comprehensive income	58	—	—	—	58
Comprehensive income (loss)	$116,691	$266,153	$203,012	$(469,165)	$116,691

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,811,386	$—	$—	$3,811,386
Land sale revenues	—	102,299	—	—	102,299
	—	3,913,685	—	—	3,913,685
Financial Services	—	1,759	108,812	—	110,571
	—	3,915,444	108,812	—	4,024,256
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,072,425	—	—	3,072,425
Land sale cost of revenues	—	92,661	—	—	92,661
	—	3,165,086	—	—	3,165,086
Financial Services expenses	625	369	67,873	—	68,867
Selling, general and administrative expenses	—	417,495	1,299	—	418,794
Other expense (income), net	26,887	48,379	3,900	—	79,166
Interest income	(257)	(2,985)	(79)	—	(3,321)
Interest expense	544	—	—	—	544
Equity in (earnings) loss of unconsolidated entities	1,462	(916)	(828)	—	(282)
Intercompany interest	16,647	(9,658)	(6,989)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(45,908)	297,674	43,636	—	295,402
Income tax expense (benefit)	(2,108,019)	(9,658)	13,016	—	(2,104,661)
Income (loss) before equity in income (loss) of subsidiaries	2,062,111	307,332	30,620	—	2,400,063
Equity in income (loss) of subsidiaries	337,952	33,292	295,673	(666,917)	—
Net income (loss)	2,400,063	340,624	326,293	(666,917)	2,400,063
Other comprehensive income	273	—	—	—	273
Comprehensive income	$2,400,336	$340,624	$326,293	$(666,917)	$2,400,336

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,070,895	$—	$—	$3,070,895
Land sale revenues	—	69,770	—	—	69,770
	—	3,140,665	—	—	3,140,665
Financial Services	—	1,367	111,000		112,367
	—	3,142,032	111,000	—	3,253,032
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,605,249	—		2,605,249
Land sale cost of revenues	—	62,069	—		62,069
	—	2,667,318	—	—	2,667,318
Financial Services expenses	165	396	62,353		62,914
Selling, general and administrative expenses	—	370,076	2,615		372,691
Other expense (income), net	(30)	21,774	2,826		24,570
Interest income	(178)	(3,335)	(69)		(3,582)
Interest expense	616	—	—		616
Equity in (earnings) loss of unconsolidated entities	(2)	(3,312)	(522)		(3,836)
Intercompany interest	421,479	(411,405)	(10,074)		—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(422,050)	500,520	53,871	—	132,341
Income tax expense (benefit)	9,518	(14,842)	(9,738)		(15,062)
Income (loss) before equity in income (loss) of subsidiaries	(431,568)	515,362	63,609	—	147,403
Equity in income (loss) of subsidiaries	578,971	64,123	329,332	(972,426)	—
Net income (loss)	147,403	579,485	392,941	(972,426)	147,403
Other comprehensive income	173	—	—	—	173
Comprehensive income	$147,576	$579,485	$392,941	$(972,426)	$147,576

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$15,822	$511,801	$27,327	$—	$554,950
Cash flows from investing activities:
Distributions from unconsolidated entities	—	200	—	—	200
Investments in unconsolidated entities	—	(1,057)	—	—	(1,057)
Net change in loans held for investment	—	—	236	—	236
Change in restricted cash related to letters of credit	875	—	—	—	875
Proceeds from the sale of property and equipment	—	9	—	—	9
Capital expenditures	—	(16,679)	(1,675)	—	(18,354)
Net cash provided by (used in) investing activities	875	(17,527)	(1,439)	—	(18,091)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(23,697)	—	(23,697)
Other borrowings (repayments)	(485,048)	7,828	—	—	(477,220)
Stock option exercises	18,549	—	—	—	18,549
Stock repurchases	(89,940)	—	—	—	(89,940)
Dividends paid	(19,317)	—	—	—	(19,317)
Intercompany activities, net	600,190	(485,052)	(115,138)	—	—
Net cash provided by (used in) financing activities	24,434	(477,224)	(138,835)	—	(591,625)
Net increase (decrease) in cash and equivalents	41,131	17,050	(112,947)	—	(54,766)
Cash and equivalents at beginning of period	146,168	1,063,943	194,649	—	1,404,760
Cash and equivalents at end of period	$187,299	$1,080,993	$81,702	$—	$1,349,994

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(397,371)	$765,922	$52,681	$—	$421,232
Cash flows from investing activities:
Distributions from unconsolidated entities	—	2,696	—	—	2,696
Investments in unconsolidated entities	—	(1,266)	—	—	(1,266)
Net change in loans held for investment	—	—	736	—	736
Change in restricted cash related to letters of credit	26,096	—	—	—	26,096
Proceeds from the sale of property and equipment	—	4,705	—	—	4,705
Capital expenditures	—	(8,398)	(2,199)	—	(10,597)
Net cash provided by (used in) investing activities	26,096	(2,263)	(1,463)	—	22,370
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	103,000	—	103,000
Other borrowings (repayments)	(96,393)	3,900	—	—	(92,493)
Stock option exercises	27,432	—	—	—	27,432
Stock repurchases	(961)	—	—	—	(961)
Intercompany activities, net	465,471	(305,997)	(159,474)	—	—
Net cash provided by (used in) financing activities	395,549	(302,097)	(56,474)	—	36,978
Net increase (decrease) in cash and equivalents	24,274	461,562	(5,256)	—	480,580
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$143,561	$1,337,123	$82,967	$—	$1,563,651

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The overall housing market continues to exhibit favorable conditions as the combination of low interest rates and affordable home prices have kept monthly mortgage payments affordable relative to historical levels and the rental market. In addition to higher sales volumes in many parts of the U.S., house prices have also been increasing as the result of increased demand for new homes and low supplies of existing and new home inventory in many markets. These factors combined to result in our sixth consecutive quarter with income before income taxes. Closings, revenues, and gross margin all improved in the third quarter of 2013 over the prior year third quarter.

Our net new orders declined 17% in the third quarter of 2013 compared to the third quarter of 2012. This decline was primarily the result of having 15% fewer active communities compared to the third quarter of 2012, which is the result of the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy. However, the moderate rise in interest rates that has occurred in recent months also contributed to the decline in sales activity. While we believe higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by other factors driving increased sales volume as overall new home sales in the U.S. remain low compared to historical levels. We will continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital. We expect that this approach will continue to result in a moderation in our net new order volume relative to overall growth in the U.S. homebuilding industry.

For the remainder of 2013, we will continue to focus on improving our operating margins while facing rising house cost pressures from material and labor prices, using our existing land assets more effectively, allocating capital more effectively, and aggressively controlling unsold "spec" inventory to enhance our balance sheet and position the Company to deliver improved long-term returns. We generated significant positive cash flow from operations in the nine months of 2013, which has provided additional flexibility to retire debt early and increase our planned future investments in new communities, while also paying a dividend and selectively repurchasing our common shares.

In planning for the longer term, we continue to maintain confidence that we are in the early stages of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges and each local market will experience varying results, we are continuing to pursue strategic land positions that meet our underwriting requirements in well-positioned submarkets and believe that sustained execution of our strategy will continue to result in increased profits and improved returns on invested capital.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income before income taxes:
Homebuilding	$163,594	$79,179	$253,602	$82,766
Financial Services	11,128	26,727	41,800	49,575
Income before income taxes	174,722	105,906	295,402	132,341
Income tax expense (benefit)	(2,107,162)	(10,727)	(2,104,661)	(15,062)
Net income	$2,281,884	$116,633	$2,400,063	$147,403
Per share data - assuming dilution:
Net income	$5.87	$0.30	$6.14	$0.38

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2013 improved compared to the prior year periods primarily as the result of higher revenues, increased gross margins, and improved overhead leverage. Partially offsetting these improved results were charges totaling $12.1 million and $78.7 million for the three and nine months ended September 30, 2013, respectively, which consisted of: losses on debt retirements totaling $3.9 million and $26.9 million, respectively; costs associated with the previously announced relocation of our corporate headquarters totaling $0.3 million and $13.8 million, respectively; and charges resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million, respectively.

•
The decreased Financial Services income in 2013 compared to the prior year resulted primarily from lower loan pricing due to increased competition, partially offset by higher origination volume and average loan size.

•
The income tax benefit for the three and nine months ended September 30, 2013 includes $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Home sale revenues	$1,491,959	21%	$1,232,704	$3,811,386	24%	$3,070,895
Land sale revenues	55,783	147%	22,623	102,299	47%	69,770
Total Homebuilding revenues	1,547,742	23%	1,255,327	3,913,685	25%	3,140,665
Home sale cost of revenues (a)	1,180,137	15%	1,023,704	3,072,425	18%	2,605,249
Land sale cost of revenues (b)	49,933	137%	21,061	92,661	49%	62,069
Selling, general and administrative expenses ("SG&A") (c)	138,637	11%	125,191	418,794	12%	372,691
Equity in (earnings) loss of unconsolidated entities	(749)	208%	(243)	(186)	(95)%	(3,714)
Other expense (income), net (c) (d)	17,055	129%	7,453	79,166	222%	24,570
Interest income, net	(865)	(15)%	(1,018)	(2,777)	(6)%	(2,966)
Income before income taxes	$163,594	107%	$79,179	$253,602	206%	$82,766
Supplemental data:
Gross margin from home sales	20.9%	390 bps	17.0%	19.4%	420 bps	15.2%
SG&A as a percentage of home sale revenues	9.3%	(90) bps	10.2%	11.0%	(110) bps	12.1%
Closings (units)	4,817	9%	4,418	12,802	13%	11,351
Average selling price	$310	11%	$279	$298	10%	$271
Net new orders:
Units	3,781	(17)%	4,544	13,866	(8)%	15,113
Dollars (e)	$1,210,976	(8)%	$1,312,490	$4,312,597	1%	$4,257,541
Cancellation rate	18%		16%	15%		15%
Active communities at September 30				604	(15)%	707
Backlog at September 30:
Units				7,522	(2)%	7,686
Dollars				$2,432,747	8%	$2,246,296

(a)
Includes amortization of capitalized interest. Also includes land and community valuation adjustments of $0.8 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $9.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Includes net realizable value adjustments for land held for sale of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
SG&A includes costs associated with the relocation of our corporate headquarters totaling $0.3 million and $13.4 million for the three and nine months ended September 30, 2013, respectively. Related asset impairments totaling $0.4 million for the nine months ended September 30, 2013, are reflected in other expense (income), net.

(d)
Includes losses on debt retirements totaling $3.9 million and $26.9 million for the three and nine months ended September 30, 2013, respectively; charges resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million for three and nine months ended September 30, 2013, respectively; and the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended September 30, 2013 were higher than the prior year period by $259.3 million, or 21%. The increase was attributable to a 9% increase in closings combined with an 11% increase in average selling price. Home sale revenues for the nine months ended September 30, 2013 were higher than the prior year period by $740.5 million or 24%. The increase was attributable to a 13% increase in closings combined with a 10% increase in average selling price. The increase in closings for the three and nine months ended September 30, 2013 reflected improved consumer demand for new homes in the majority of our local markets. The increase in average selling price occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up buyers and improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums.

Home sale gross margins

Home sale gross margins were 20.9% and 19.4% for the three and nine months ended September 30, 2013, respectively, compared to 17.0% and 15.2% for the three and nine months ended September 30, 2012, respectively. Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 25.5% and 24.2% for the three and nine months ended September 30, 2013, respectively, compared to 21.6% and 20.4% for the three and nine months ended September 30, 2012, respectively (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in the three and nine months ended September 30, 2013 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, shifts in the product mix of homes closed toward move-up and active adult buyers, better alignment of our product offering with consumer demand, and contributions from our strategic pricing and house cost reduction objectives.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $5.9 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, compared to $1.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively. These margin contributions included costs related to net realizable value adjustments on land held for sale totaling $0.1 million and $2.3 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.3% and 11.0% for the three and nine months ended September 30, 2013, respectively, compared with 10.2% and 12.1% for the three and nine months ended September 30, 2012, respectively. The gross dollar amount of our SG&A increased $13.4 million, or 11%, for the three months ended September 30, 2013 compared to the prior year, and $46.1 million or 12% for the nine months ended September 30, 2013. SG&A for the three and nine months ended September 30, 2013 includes $0.3 million and $13.4 million, respectively, of employee severance, retention, and relocation costs attributable to our previously announced relocation of our corporate headquarters. The remaining increases in gross overhead dollars were primarily due to variable costs related to the higher revenue volume combined with higher incentive compensation accruals resulting from the Company's improved operating performance.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(0.7) million and $(0.2) million for the three and nine months ended September 30, 2013, respectively, compared with $(0.2) million and $(3.7) million for the three and nine months ended September 30, 2012, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Write-offs of deposits and pre-acquisition costs (Note 3)	$811	$893	$1,402	$1,798
Loss on debt retirements (Note 9)	3,858	—	26,930	—
Lease exit and related costs	378	152	1,146	6,312
Amortization of intangible assets	3,275	3,275	9,825	9,825
Miscellaneous expense (income), net	8,733	3,133	39,863	6,635
	$17,055	$7,453	$79,166	$24,570

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense (income), net for the three and nine months ended September 30, 2013 includes charges of $8.0 million and $38.0 million, respectively, resulting from a contractual dispute related to a previously completed luxury community (see Note 10).

Interest income, net

The level of interest income, net for the three and nine months ended September 30, 2013 decreased from the prior year based on the level of invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders decreased 17% and 8% for the three and nine months ended September 30, 2013, respectively, compared with the three and nine months ended September 30, 2012, primarily due to selling from 15% fewer active communities in 2013 (604 at September 30, 2013). The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 18% and 15% for the three and nine months ended September 30, 2013, respectively, compared to 16% and 15% for the three and nine months ended September 30, 2012, respectively. Ending backlog, which represents orders for homes that have not yet closed, decreased 2% at September 30, 2013 compared with September 30, 2012 as measured in units but increased 8% over the prior year period as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Sold	5,375	5,312
Unsold
Under construction	668	929
Completed	269	566
	937	1,495
Models	1,015	1,120
Total	7,327	7,927

The number of homes in production at September 30, 2013 was 8% lower than at September 30, 2012 as the slight increase in our sold homes in production was offset by a significant reduction in homes unsold to customers ("spec homes") and models. Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused on reducing the level of our spec home inventory, especially our completed specs ("final specs"). As a result, our unsold homes in production at September 30, 2013 was 37% lower than at September 30, 2012.

Controlled lots

The following is a summary of our lots under control at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	8,110	2,622	10,732	9,211	2,655	11,866
Southeast	12,691	4,895	17,586	13,372	2,756	16,128
Florida	22,210	5,878	28,088	23,906	3,689	27,595
Texas	11,633	5,571	17,204	12,218	3,685	15,903
North	12,690	7,242	19,932	12,946	2,603	15,549
Southwest	30,192	2,740	32,932	31,407	1,427	32,834
Total	97,526	28,948	126,474	103,060	16,815	119,875

Developed (%)	25%	21%	24%	27%	34%	28%

Of our controlled lots, 97,526 and 103,060 were owned and 10,487 and 9,634 were under option agreements approved for purchase at September 30, 2013 and December 31, 2012, respectively. In addition, there were 18,461 and 7,181 lots under option agreements pending approval at September 30, 2013 and December 31, 2012, respectively. While competition for well-positioned land has increased in recent quarters, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively.

The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $1.4 billion at September 30, 2013. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $87.9 million, of which only $7.2 million is refundable.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Adjusted Home Sale Gross Margin
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Home sale revenues	$1,491,959	$1,232,704	$3,811,386	$3,070,895
Home sale cost of revenues	1,180,137	1,023,704	3,072,425	2,605,249
Home sale gross margin	311,822	209,000	738,961	465,646
Add:
Land and community valuation adjustments (a)	—	385	—	4,718
Capitalized interest amortization (a)	68,013	57,155	183,883	156,411
Adjusted home sale gross margin	$379,835	$266,540	$922,844	$626,775

Home sale gross margin as a percentage of home sale revenues	20.9%	17.0%	19.4%	15.2%
Adjusted home sale gross margin as a percentage of home sale revenues	25.5%	21.6%	24.2%	20.4%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of September 30, 2013, we conducted our operations in approximately 50 markets located throughout 28 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Home sale revenues:
Northeast	$226,808	21%	$186,914	$522,193	6%	$494,590
Southeast	234,605	21%	194,279	602,322	22%	494,401
Florida	227,175	40%	162,657	560,775	30%	431,525
Texas	213,543	21%	175,835	596,969	28%	465,685
North	329,244	19%	276,472	810,424	28%	635,015
Southwest	260,584	10%	236,547	718,703	31%	549,679
	$1,491,959	21%	$1,232,704	$3,811,386	24%	$3,070,895
Income (loss) before income taxes:
Northeast	$33,508	65%	$20,303	$62,162	45%	$42,940
Southeast	37,687	78%	21,227	78,811	94%	40,724
Florida	43,834	85%	23,723	89,711	93%	46,530
Texas	32,111	71%	18,807	79,015	128%	34,704
North	48,674	84%	26,494	95,303	149%	38,281
Southwest	49,508	78%	27,882	119,908	187%	41,817
Other homebuilding (a)	(81,728)	38%	(59,257)	(271,308)	67%	(162,230)
	$163,594	107%	$79,179	$253,602	206%	$82,766
Closings (units):
Northeast	532	17%	456	1,212	(1)%	1,224
Southeast	823	6%	776	2,209	11%	1,984
Florida	760	29%	588	1,992	22%	1,633
Texas	976	6%	923	2,833	14%	2,484
North	926	7%	863	2,333	13%	2,057
Southwest	800	(1)%	812	2,223	13%	1,969
	4,817	9%	4,418	12,802	13%	11,351
Average selling price:
Northeast	$426	4%	$410	$431	7%	$404
Southeast	285	14%	250	273	9%	249
Florida	299	8%	277	282	7%	264
Texas	219	15%	191	211	12%	187
North	356	11%	320	347	13%	309
Southwest	326	12%	291	323	16%	279
	$310	11%	$279	$298	10%	$271

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. During the three and nine months ended September 30, 2013, Other homebuilding also included: losses on debt retirements totaling $3.9 million and $26.9 million, respectively; costs associated with the previously announced relocation of our corporate headquarters totaling $0.3 million and $13.8 million, respectively; and charges resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million, respectively.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Net new orders - units:
Northeast	405	(6)%	432	1,519	(5)%	1,599
Southeast	714	(9)%	787	2,560	7%	2,384
Florida	589	(13)%	679	2,094	(2)%	2,147
Texas	813	(17)%	978	2,881	(10)%	3,212
North	720	(23)%	939	2,665	(7)%	2,872
Southwest	540	(26)%	729	2,147	(26)%	2,899
	3,781	(17)%	4,544	13,866	(8)%	15,113
Net new orders - dollars:
Northeast	$170,672	(2)%	$174,761	$640,410	(2)%	$650,398
Southeast	206,306	1%	203,810	719,430	19%	603,628
Florida	198,456	15%	172,465	654,728	15%	569,053
Texas	186,611	(5)%	197,050	636,545	2%	623,972
North	264,056	(19)%	324,939	956,552	1%	950,372
Southwest	184,875	(23)%	239,465	704,932	(18)%	860,118
	$1,210,976	(8)%	$1,312,490	$4,312,597	1%	$4,257,541
Cancellation rates:
Northeast	17%		14%	12%		11%
Southeast	16%		13%	11%		13%
Florida	15%		11%	13%		11%
Texas	24%		26%	21%		22%
North	12%		12%	10%		13%
Southwest	22%		17%	17%		14%
	18%		16%	15%		15%
Unit backlog:
Northeast				929	16%	800
Southeast				1,262	26%	1,002
Florida				1,167	—%	1,172
Texas				1,503	(3)%	1,553
North				1,599	5%	1,524
Southwest				1,062	(35)%	1,635
				7,522	(2)%	7,686
Backlog dollars:
Northeast				$395,068	18%	$334,742
Southeast				369,764	40%	263,760
Florida				383,085	23%	311,567
Texas				334,199	7%	312,214
North				592,868	13%	522,865
Southwest				357,763	(29)%	501,148
				$2,432,747	8%	$2,246,296

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Land-related charges*:
Northeast	$219	(70)%	$727	$328	(76)%	$1,350
Southeast	56	(51)%	115	144	(85)%	939
Florida	126	58%	80	775	501%	129
Texas	—	(100)%	175	—	(100)%	482
North	327	(23)%	427	2,040	(22)%	2,623
Southwest	168	(a)	3	383	(83)%	2,245
Other homebuilding	766	(59)%	1,878	2,701	(44)%	4,855
	$1,662	(51)%	$3,405	$6,371	(50)%	$12,623

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion of these charges.

(a)	Percentage not meaningful.

Northeast

For the third quarter of 2013, Northeast home sale revenues increased 21% compared with the prior year period due to a 17% increase in closings combined with a 4% increase in the average selling price. The increase in closings was concentrated in New England and resulted from an increase in active communities. The increase in average selling price occurred primarily in the Mid-Atlantic. The increased income before income taxes was due to higher revenues and improved gross margins and overhead leverage. Net new orders decreased 6%, mainly due to lower order levels in the Mid-Atlantic due to fewer active communities.

For the nine months ended September 30, 2013, Northeast home sale revenues increased 6% compared with the prior year period due to a 7% increase in the average selling price, partially offset by a 1% decrease in closings. The increase in average selling price occurred primarily in New England and the Mid-Atlantic. The decrease in closings was concentrated in the Northeast Corridor and Mid-Atlantic. The increased income before income taxes was due to higher revenues and improved gross margins and overhead leverage. Net new orders decreased 5%, mainly due to lower order levels in the Mid-Atlantic due to fewer active communities, offset in part by an increase in orders in New England.

Southeast

For the third quarter of 2013, Southeast home sale revenues increased 21% compared with the prior year period due to a 6% increase in closings and a 14% increase in the average selling price. The increase in closing volumes was concentrated in Charlotte. The increase in average selling price was most apparent in Raleigh and Tennessee. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 9%, mainly due to lower order levels in Tennessee due to fewer active communities.

For the nine months ended September 30, 2013, Southeast home sale revenues increased 22% compared with the prior year period due to an 11% increase in closings and a 9% increase in the average selling price. The increase in closings was due to increases in Raleigh, Tennessee, and South Carolina. The increase in average selling price was mainly due to increases in Raleigh and Tennessee. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 7%, led by our operations in Raleigh.

Florida

Florida home sale revenues increased 40% during the third quarter of 2013 compared with the prior year period due to a 29% increase in closings and an 8% increase in the average selling price. The increase in closings was concentrated in North Florida while the increase in average selling price occurred in both North and South Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 13% due to fewer active communities in North Florida.

For the nine months ended September 30, 2013, Florida home sale revenues increased 30% compared with the prior year period due to a 22% increase in closings and a 7% increase in the average selling price. The increase in closings was concentrated in North Florida while the increase in average selling price occurred in both North and South Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 2%, due to fewer active communities in North Florida.

Texas

For the third quarter of 2013, Texas home sale revenues increased 21% compared with the prior year period due to a 15% increase in the average selling price combined with a 6% increase in closings. The increase in average selling price occurred across all local divisions, but was driven by our operations in Central Texas and was due in part to a shift in sales mix from first-time buyers to move-up buyers. The increase in closings was concentrated in Central Texas. The increased income before income taxes for the quarter resulted from the higher revenues and improved gross margins. Net new orders decreased by 17%, driven mainly by fewer active communities.

For the nine months ended September 30, 2013, Texas home sale revenues increased 28% compared with the prior year period due to a 14% increase in closings and a 12% increase in average selling price. The increase in closings was most significant in Houston and Central Texas, while the increase in average selling price was led by our operations in Central Texas and Dallas. The increase in average selling price was due in part to a shift in sales from first-time buyers to move-up buyers. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 10%, driven mainly by fewer active communities.

North

For the third quarter of 2013, North home sale revenues increased 19% compared with the prior year period due to a 7% increase in closings and an 11% increase in average selling price. The increase in closing volumes was primarily due to significant increases in Michigan and Northern California. The increase in average selling price was due to increases across all divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in every division. Net new orders decreased by 23% compared with the prior year period mainly due to a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

For the nine months ended September 30, 2013, North home sale revenues increased 28% compared with the prior year period due to a 13% increase in closings and a 13% increase in average selling price. The increase in closing volumes was primarily due to significant increases in Michigan and Northern California. The increase in average selling price was due to increases across all divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in every division and overall improved overhead leverage. Net new orders decreased by 7% as increases in Michigan, Illinois, and St. Louis were offset by a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

Southwest

For the third quarter of 2013, Southwest home sale revenues increased 10% compared with the prior year period due to a 12% increase in average selling price, offset in part by a 1% decrease in closings. The increase in average selling price occurred across all divisions. The decrease in closings was mainly due to decreases in Southern California and Las Vegas. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders decreased by 26% compared with the prior year period, primarily due to fewer active communities in Arizona, Southern California, and Las Vegas.

For the nine months ended September 30, 2013, Southwest home sale revenues increased 31% compared with the prior year period due to a 13% increase in closings combined with a 16% increase in average selling price. The increase in closings was mainly due to increases in Southern California, Las Vegas, and Arizona. The increase in average selling price occurred across all divisions, but was most significant in Arizona and New Mexico. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 26% compared with the prior year period, primarily due to fewer active communities in Arizona, Southern California, and Las Vegas, along with purposefully slowing the sales pace in a number of communities by raising prices and limiting lot releases.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following table presents selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2013 vs. 2012	2012	2013	2013 vs. 2012	2012
Mortgage operations revenues	$26,927	(34)%	$41,041	$90,717	(6)%	$96,153
Title services revenues	7,409	19%	6,223	19,854	22%	16,214
Total Financial Services revenues	34,336	(27)%	47,264	110,571	(2)%	112,367
Expenses	23,244	13%	20,578	68,867	9%	62,914
Equity in (earnings) loss of unconsolidated entities	(36)	(12)%	(41)	(96)	(21)%	(122)
Income before income taxes	$11,128	(58)%	$26,727	$41,800	(16)%	$49,575
Total originations:
Loans	3,126	2%	3,073	8,660	13%	7,697
Principal	$733,433	7%	$685,001	$1,998,697	19%	$1,681,321
Supplemental data:
Capture rate				80.5%		81.3%
Average FICO score				745		742
Loan application backlog				$1,272,691	(7)%	$1,373,144
Agency production for funded originations				97%		98%
FHA agency production				17%		24%

Total Financial Services revenues for the three and nine months ended September 30, 2013 decreased 27% and 2%, respectively, compared to the respective prior year periods. These decreases are primarily attributable to lower revenues per loan resulting from the increased competitiveness in the mortgage industry that has occurred in recent months. This decline in revenues per loan more than offset the higher loan origination volume.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three and nine months ended September 30, 2013 and 2012 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, historically low interest rates and the challenging regulatory environment has contributed to profitability by reducing the overall level of pricing competition in the market. Recently, however, competition has increased in the industry, partially as the result of the mortgage industry's lower refinancing volume.

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

In recent years, we experienced a significant increase in losses related to repurchase requests as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 10 to the Condensed Consolidated Financial Statements for additional discussion.

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

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions, which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans originated by Centex's mortgage subsidiary, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013 and 2012 are not correlated to the amount of our pretax income or loss.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  We conduct our evaluation by considering all available positive and negative evidence.

Our income tax benefit for the three and nine months ended September 30, 2013 includes $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets. We evaluated the need for a valuation allowance against our deferred tax assets at September 30, 2013, and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Accordingly, a portion of the remaining valuation allowance of $231.0 million at September 30, 2013 will reverse in the fourth quarter of 2013. The other components of the remaining valuation allowance relate primarily to state net operating losses that have not met the "more likely than not" realization threshold.

The principal positive evidence that led to the reversal of the valuation allowance as of September 30, 2013, included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including six consecutive quarters of pretax income; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, overhead leverage, and backlog; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability. The following provides a further summary of the principal evidence considered at September 30, 2013:

•
Historical operating results: Prior to 2007, we had a long history of profitability since our founding in 1950. From 2007 through 2011, we incurred significant pretax losses due primarily to significant asset impairments combined with reduced operational profitability. In the most recent three full calendar years ended December 31, 2012, our cumulative pretax losses totaled $1.4 billion, which included $1.2 billion of land and goodwill impairments. These asset impairments and reduced operational profitability were triggered by the most severe and longest downturn in the history of the U.S. housing industry.

•
Recent operating results: We generated significant pretax income in 2012 and year-to-date in 2013. This included generating pretax income in six consecutive quarters. Excluding asset impairments, we have been profitable in eight out of the last nine quarters. As a result of this improved profitability, we exited a three-year cumulative loss position in 2013, which had been a significant piece of negative evidence prior to the third quarter of 2013.

•
Future operating results: We have a strong backlog of orders at September 30, 2013, that, combined with other factors, provides evidence of our ability to continue to be profitable for the fourth quarter of 2013 and beyond. Based on detailed projections from each of our business units, we expect pretax earnings growth in the future, even if sales volumes remain at existing levels.

•
Financial position: We continue to generate significant cash flow from operations and had $1.4 billion of unrestricted cash and equivalents at September 30, 2013. We have used our capital to both invest in our business and reduce our financial leverage. During 2013, we increased our authorized investments in new communities via land acquisition and development, retired significant amounts of debt prior to the stated maturity dates, increased our authorized and actual common share repurchases, and reinstated a common share dividend.

•
Recovery period for deferred tax assets: For federal income tax purposes, we are allowed to carryforward net operating losses for 20 years and apply such losses to future taxable income to realize our federal deferred tax assets. We believe that we will realize all of our federal net operating losses and will be able to absorb substantially all federal deductible temporary differences as they reverse in future years.

•
Operating actions taken: We have taken specific actions in recent years to improve our homebuilding operations, including: restructuring our overhead costs to align with current and projected volumes; improving inventory turns, including significant reductions in speculative home inventory; implementation of a robust risk-based portfolio approach to land acquisition approvals; monetization of under performing land assets; enhancing revenues through more strategic pricing, including establishing clear product offerings for each of our targeted consumer groups based on consumer-driven input, expanding the use of house options and lot premiums, and lessening our reliance on speculative home sales; and reducing our house construction costs through common house plan management, value-engineering house plans, and "should costing" our construction costs with our suppliers.

•
Risk of future asset impairments: The frequency and magnitude of asset impairments has decreased dramatically in recent years as assets have been written-down or sold and as industry conditions have improved. While we remain at risk of future impairments if industry conditions worsen or if our strategy related to certain assets changes, we believe it unlikely that any future asset impairments would be at levels similar to those experienced during the U.S. housing industry downturn.

•
Sales trends: Our home closings and home sale revenues increased 13% and 24%, respectively, for the nine months ended September 30, 2013 compared with the comparable period in 2012. We also have a strong backlog of orders that is amongst the highest in the U.S. homebuilding industry. At September 30, 2013, we had a backlog of

$2.4 billion, an increase of 8% over September 30, 2012. Additionally, the gross margin of orders within our backlog improved significantly from 2012 to 2013. While our net new order units declined 8% for the nine months ended September 30, 2013 compared with the comparable period in 2012, this resulted primarily from an expected reduction in the number of our active communities, which are down 15% at September 30, 2013 from September 30, 2012. The reduction in active communities and the lower level of net new orders is consistent with our expectations.

•
U.S. housing industry outlook: Various housing indices have shown significant improvement in recent periods. U.S. single family new home sales of 306,000 in 2011 were at the lowest level since 1962, a drop of 76% from the 2005 cyclical peak of 1.3 million. In 2012, new home sales increased 20%. The August 2013 seasonally adjusted annual rate of single-family new home sales and of single-family housing starts increased 13% and 17%, respectively, over August 2012 levels. The general consensus among industry analysts is that new home sales will increase significantly in each of the next several years. These forecasts are generally consistent with the 25-year average of approximately 735,000 annual new home sales. New home sales have experienced volatility in the June to September 2013 period as interest rates have risen. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared to historical levels. Ultimately, we believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

After careful evaluation of all available positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of September 30, 2013, that it was "more likely than not" that substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets would be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations by using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate.

At September 30, 2013, we had unrestricted cash and equivalents of $1.3 billion and senior notes of $2.1 billion. We also had restricted cash balances of $69.4 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 31.4% at September 30, 2013, and 12.4% net of cash and equivalents, including restricted cash.

During the three and nine months ended September 30, 2013, we retired prior to their scheduled maturity dates $27.0 million and $461.4 million of senior notes, respectively. We recorded losses related to these transactions totaling $3.9 million and $26.9 million during the three and nine months ended September 30, 2013, respectively. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net. During the three and nine months ended September 30, 2012, we retired $96.4 million of senior notes at their scheduled maturity dates.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $53.7 million were outstanding under these agreements at September 30, 2013. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $124.4 million were outstanding under this facility at September 30, 2013.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold in the secondary market, which generally occurs within 30 days. In September 2013 we entered into the First Amendment to Master Repurchase Agreement with third party lenders, which extended the term of the Master Repurchase Agreement (the "Repurchase Agreement") through September 2014, modified the pricing applicable under the Repurchase Agreement, and made other adjustments to the credit available under the Repurchase Agreement. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. At September 30, 2013, Pulte Mortgage had $115.1 million outstanding under the Repurchase Agreement. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase programs

During the three months ended September 30, 2013, we declared two cash dividends of $0.05 per common share; the first paid in August 2013, the second in October 2013.

In July 2013, we increased our common share repurchase authorization to $352.3 million of common shares. During the three months ended September 30, 2013, we repurchased 5.3 million shares under the repurchase authorization for a total of $83.0 million. At September 30, 2013, we had remaining authorization to repurchase $269.3 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2013, was $555.0 million, compared with net cash provided by operating activities of $421.2 million for the nine months ended September 30, 2012. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the nine months ended September 30, 2013, was primarily due to our income before income taxes of $295.4 million combined with a net decrease in inventories of $89.0 million, a seasonal reduction of $22.0 million in residential mortgage loans available-for-sale, and a $97.6 million increase in accrued and other liabilities. The inventory decrease resulted primarily from a significant reduction in spec homes in production, partially offset by a seasonal increase in sold homes in production. The increase in accrued and other liabilities was due primarily to increased customer deposits related to our higher backlog levels relative to December 2012. Our positive cash flow from operations for the nine months ended September 30, 2012, was mainly due to our changes in working capital, including a net decrease in inventory and an increase in accrued and other liabilities, combined with our income before income taxes for the period.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the nine months ended September 30, 2013 was $18.1 million, compared with net cash provided by investing activities of $22.4 million for the nine months ended September 30, 2012. The negative cash flow from investing activities for the nine months ended September 30, 2013 was primarily due to capital expenditures. The positive cash flow from investing activities for the nine months ended September 30, 2012 was mainly due to the reduction in restricted cash we are required to maintain related to our letter of credit facilities.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2013 totaled $591.6 million, compared with net cash provided by financing activities of $37.0 million for the nine months ended September 30, 2012. The negative cash flow from financing activities for the nine months ended September 30, 2013 resulted primarily from the early retirement of senior notes, which used $485.9 million of cash, the repurchase of 5.3 million common shares for $83.0 million, payment of $19.3 million in cash dividends, and net repayments of $23.7 million for borrowings under the Repurchase Agreement.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of our products to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income could be adversely affected.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2013, we had outstanding letters of credit totaling $178.1 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at September 30, 2013, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects that has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2013, these agreements had an aggregate remaining purchase price of $1.4 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At September 30, 2013, we consolidated certain land option agreements and recorded assets of $27.6 million as land, not owned, under option agreements.

At September 30, 2013, aggregate outstanding debt of unconsolidated joint ventures was $10.1 million, of which our proportionate share of such joint venture debt was $3.0 million. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of September 30, 2013, the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values of our rate-sensitive financing obligations ($000’s omitted).

	As of September 30, 2013 for the Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$—	$333,647	$465,245	$123,000	$1,150,000	$2,071,892	$2,060,018
Average interest rate	—%	—%	5.24%	6.50%	7.63%	6.80%	6.53%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2013 to July 31, 2013	4,740	$18.59	—	$352,342	(2)
August 1, 2013 to August 31, 2013	4,750,000	$15.86	4,750,000	$277,013	(2)
September 1, 2013 to September 30, 2013	523,494	$15.42	500,000	$269,321	(2)
Total	5,278,234	$15.82	5,250,000

(1)
During the third quarter of 2013, a total of 28,234 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the two $100 million share repurchase programs authorized and announced by our Board of Directors in October 2002 and October 2005, the $200 million share repurchase authorized and announced in February 2006, and the $250 million share repurchase authorization announced in July 2013 (for a total share repurchase authorization of $650 million), we have repurchased a total of 14,938,900 shares for a total of $380.7 million. There are no expiration dates for the programs.

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
First Amendment to Master Repurchase Agreement dated September 13, 2013, among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 18, 2013)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 24, 2013