Form 10-K
period 2013-12-31
PULTEGROUP INC/MI/
filed 2014-02-05
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  [X]  NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2013, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,299,008,871.
As of February 1, 2014, the registrant had 381,299,600 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.     BUSINESS

PulteGroup, Inc.

PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States ("U.S."), and our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding offers a broad product line to meet the needs of home buyers in our targeted markets. Through our brands, which include Pulte Homes, Del Webb, and Centex (acquired through our merger with Centex Corporation ("Centex") in 2009), we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: entry-level, move-up, and active adult. Over our history, we have delivered over 625,000 homes.

As of December 31, 2013, we conducted our operations in 48 markets located throughout 27 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2013	2012	2011	2010	2009
Home sale revenues	$5,424,309	$4,552,412	$3,950,743	$4,419,812	$3,869,297
Home closings	17,766	16,505	15,275	17,095	15,013

Beginning in 2006 and continuing through 2011, the U.S. housing market experienced a significant decline in the demand for new homes as well as a sharp decline in overall residential real estate values. U.S. new home sales in 2011 were the lowest since 1962. As a result of this industry-wide downturn, we suffered net losses in each year between 2007 - 2011 from a combination of reduced operational profitability and significant asset impairments. In response to these market conditions, we restructured our operations, including making significant reductions in employee headcount and overhead costs, and managed our business to generate cash, including curtailing our investments in inventory. We used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt.

In 2012, new home sales in the U.S. increased for the first time since 2005. In 2013, this trend continued as new home sales in the U.S. rose 16% to approximately 428,000 homes, an approximate 40% increase from the bottom of the housing cycle in 2011. Additionally, mortgage interest rates remain near historic lows and the overall inventory of homes available for sale, especially new homes, remains low. Although current industry volume remains low compared with historical levels, the improved environment and the actions we have taken contributed to our return to profitability in 2012 and a significant increase in our profitability in 2013. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Improving our inventory turns;

•	More effectively allocating the capital we invest in our business using a risk-based portfolio approach;

•
Enhancing revenues by: establishing clear product offerings for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on speculative home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, and working with suppliers to reduce costs; and

•	Maintaining an efficient overhead structure.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2013, we had 577 active communities. Sales prices of unit closings during 2013 ranged from less than $100,000 to greater than $1,200,000, with 86% falling within the range of $100,000 to $450,000. The average unit selling price in 2013 was $305,000, compared with $276,000 in 2012, $259,000 in 2011, $259,000 in 2010, and $258,000 in 2009. The increase in average selling price in recent years resulted from a number of factors, including improved market conditions and a shift in our sales mix toward move-up and active adult homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 85% in 2013, compared with 81% in 2012, 79% in 2011, 79% in 2010, and 77% in 2009. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and other attached housing, as prices for detached new homes have become more affordable for entry-level and active adult homebuyers.

Ending backlog, which represents orders for homes that have not yet closed, was $1.9 billion (5,772 units) at December 31, 2013 and $1.9 billion (6,458 units) at December 31, 2012. For each order in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2013, substantially all are scheduled to be closed during 2014, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale to homebuyers. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to targeted consumer groups. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements reduces our financial risks associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We may also periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain land assets no longer fit into our strategic operating plans.

Land is generally purchased after it is properly zoned and developed or is ready for development. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2013, we controlled 123,478 lots, of which 95,212 were owned and 28,266 were under option agreements.

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

	Centex	Pulte Homes	Del Webb
Targeted consumer group	Entry-level buyers	Move-up buyers	Active adults
Portion of 2013 home closings	25%	46%	29%

The move-up buyers in our Pulte Homes communities tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Our Centex brand is targeted to entry-level buyers, and these homes tend to be smaller with product offerings geared toward lower average selling prices. Through our Del Webb brand, we are better able to address the needs of active adults. Our Del Webb brand offers both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These highly amenitized communities offer a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than entry-level or move-up communities.

We market our homes to prospective buyers through media advertising, illustrated brochures, Internet listings and link placements, mobile applications, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's mobile customers. In addition, our websites, www.pulte.com, www.delwebb.com, and www.centex.com, provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. There were approximately 9.2 million unique visits to our websites during 2013, compared with approximately 8.0 million in 2012.

To meet the demands of our various customers, we have established design expertise for a wide array of product lines. We believe that we are an innovator in consumer-inspired home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, create distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency HVAC systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

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

Construction

The construction of our homes is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. Using a selective process, we have teamed up with what we believe are premier subcontractors and suppliers to deliver all aspects of the house construction process.

Continuous improvement in our house construction process is a key area of focus. We maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices. Beginning in 2011, we implemented an intensive effort to improve our product offerings and production processes through the following programs:

•	A 12-step product development process to introduce new features and technologies based on customer-validated data;

•	Common management of house plans in order to focus on building those house designs that customers value the most and that can be built at the highest quality and an efficient cost;

•
Value engineering our house plans to optimize house designs in terms of material content and ease of construction while still providing a clear value to the customer (value engineering eliminates items that add cost but that have little to no value to the customer); and

•
Working with our suppliers to establish the "should cost", a data driven, collaborative effort to reduce construction costs to what the associated construction activities or materials “should cost” in the market.

The availability of labor and materials at reasonable prices is becoming an increasing concern for certain trades and building materials in some markets as the supply chain responds to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2013. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory, and any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Regulation and environmental matters

Our operations are subject to extensive regulations imposed and enforced by various federal, state, and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations, rules and regulations relating to mortgage financing and title operations, and various other laws, rules, and regulations. Collectively, these regulations have a significant impact on the site selection and development of our communities, our house design and construction techniques, our relationships with customers, employees, and suppliers / subcontractors, and many other aspects of our business. The applicable governing authorities frequently have broad discretion in administering these regulations, including inspections of our homes prior to closing with the customer in the majority of municipalities in which we operate.

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

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. During 2013, 2012, and 2011, we originated mortgage loans for 64%, 67%, and 61%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 80.2% in 2013, 81.9% in 2012, and 78.5% in 2011.

In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties, and subsequently sell such mortgage loans to third party investors in the secondary market. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time.

The mortgage industry in the U.S. is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. We utilize a centralized fulfillment center staffed with loan consultants to perform our mortgage underwriting, processing, and closing functions. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, and quality of our mortgage operations, improving our profitability and allowing us to focus on providing attractive mortgage financing opportunities for our customers.

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

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either repurchase the loan from the investors or reimburse the investors' losses (a "make-whole" payment). Historically, our overall losses related to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Our subsidiary title insurance companies serve as title insurance agents and underwriters in select markets by providing title insurance policies and examination and closing services to buyers of homes we sell. Historically, we have not experienced significant claims related to our title operations.

Financial Information About Geographic Areas

Substantially all of our operations are located within the U.S. However, we have some non-operating foreign subsidiaries and affiliates, which are insignificant to our consolidated financial results.

Organization/Employees

All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities, and similar operating decisions must be approved by the business unit’s management and/or corporate senior management.

At December 31, 2013, we employed 3,843 people, of which 709 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

The homebuilding industry experienced a significant downturn in recent years. Although industry conditions improved during 2012 and 2013, the overall U.S. economy, while improving, remains challenged and consumer demand in the industry remains volatile. A deterioration in industry conditions could adversely affect our business and results of operations.

Beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. These conditions contributed to sharply weakened demand for new homes and heightened pricing pressures on new and existing home sales. As a result of these factors, we experienced significant decreases in our revenues and profitability during the period 2007 - 2011. We also incurred substantial impairments of our land inventory and certain other assets during this period. During 2012 and 2013, overall industry new home sales increased, and we returned to profitability. However, the overall demand for new homes remains below historical levels. Accordingly, we can provide no assurances that the adjustments we have made in our operating strategy will be successful.

If the market value of our land and homes drops significantly, our profits could decrease.

The market value of land, building lots, and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss.

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

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan.  We may also be required to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties.

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

The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations, and could exceed existing estimates and accruals. The repurchase liability we have recorded is estimated based on several factors, including the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase.  The factors referred to above are subject to change in light of market developments, the economic environment, and other circumstances, some of which are beyond our control. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

Future increases in interest rates, reductions in mortgage availability, or other increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.

A large majority of our customers finance their home purchases through mortgage loans, many through our mortgage bank. Interest rates have been near historical lows for several years, which has made new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing, however, could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

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

The capital and credit markets have experienced significant volatility in recent years. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers. We may need credit-related liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2013, we had cash and equivalents of $1.6 billion as well as restricted cash totaling $72.7 million. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2013, we had outstanding letters of credit and surety bonds totaling $183.1 million and $958.3 million, respectively. Of these amounts outstanding, $58.7 million of the letters of credit were subject to cash-collateralized agreements while the remaining letters of credit and surety bonds were unsecured. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The housing industry in the U.S. is highly competitive. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences. We compete in each of our markets with numerous national, regional, and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.

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

The homebuilding industry is highly competitive for skilled labor and materials. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any.

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income for such period.

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

We may not realize our deferred income tax assets.

As of December 31, 2013, we had deferred income tax assets, net of deferred tax liabilities, of $2.2 billion, against which we provided a valuation allowance of $157.3 million. The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income and executing tax planning strategies. While we have recorded valuation allowances against certain of our deferred income tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

In January 2013, the Consumer Financial Protection Bureau adopted new rules regarding the origination of mortgages, including the criteria for “qualified mortgages”, rules for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. Such rules went into effect in January 2014. While we have adjusted our operations to comply with the new rules, the impact such rules will have on our business remains unclear. Additionally, many other rules required by the Dodd-Frank Act of 2010 have not yet been completed or implemented, which has created uncertainty in the overall U.S. financial services and mortgage industries as to their long-term impact.

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors and our and our subcontractors’ insurance carriers.

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

Future terrorist attacks against the U.S. or increased domestic and international instability could have an adverse effect on our operations.

A future terrorist attack against the U.S. could cause a sharp decrease in the number of new contracts signed for homes and an increase in the cancellation of existing contracts. Accordingly, adverse developments in the war on terrorism, future terrorist attacks against the U.S., or increased domestic and international instability could adversely affect our business.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities near Phoenix, Arizona and Atlanta, Georgia. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their day-to-day operations.

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

ITEM 4.     MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	48	Chairman, President and Chief Executive Officer	2002
Robert T. O'Shaughnessy	48	Executive Vice President and Chief Financial Officer	2011
Harmon D. Smith	50	Executive Vice President - Homebuilding Operations and Area President, Texas	2011
James R. Ellinghausen	55	Executive Vice President, Human Resources	2005
Steven M. Cook	55	Senior Vice President, General Counsel and Secretary	2006
Stephen P. Schlageter	43	Area President, Northeast	2012
Ryan R. Marshall	39	Area President, Southeast	2012
Patrick J. Beirne	50	Area President, Central	2011
John J. Chadwick	52	Area President, Southwest	2012
James L. Ossowski	45	Vice President, Finance and Controller	2013
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
Mr. Schlageter was appointed Area President, Northeast in November 2012 and previously held the positions of Vice President, Strategic Planning since October 2010 and Division President, Raleigh since November 2003.
Mr. Marshall was appointed Area President, Southeast in November 2012 and previously held the positions of Area President, Florida since May 2012 and Division President, South Florida since 2006.
Mr. Beirne was appointed Area President, Central in 2012 and has served as an Area President over various geographical markets since 2006.
Mr. Chadwick was appointed Area President, Southwest in 2012 and previously served as Division President, Arizona. Since 2006, Mr. Chadwick has held the position of Area President or Division President over various geographical markets.
Mr. Ossowski was appointed Vice President, Finance and Controller in February 2013 and previously held the position of Vice President, Finance - Homebuilding Operations since August 2010. Since 2002, Mr. Ossowski has held various finance positions of increasing responsibility with the Company.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices for our common shares and dividend per share information:

	December 31, 2013			December 31, 2012
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$21.67	$18.02	$—	$9.61	$6.52	$—
2nd Quarter	24.25	17.54	—	10.70	7.69	—
3rd Quarter	20.39	15.11	0.10	16.98	10.02	—
4th Quarter	20.37	15.54	0.05	18.61	15.24	—

At February 1, 2014, there were 2,868 shareholders of record.

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2013 to October 31, 2013	—	$—	—	$269,321	(2)
November 1, 2013 to November 30, 2013	894,286	16.77	886,509	$254,467	(2)
December 1, 2013 to December 31, 2013	1,238,872	18.34	1,100,000	$234,290	(2)
Total	2,133,158	$17.68	1,986,509

(1)
During the fourth quarter of 2013, a total of 146,649 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the two $100 million share repurchase programs authorized and announced by our Board of Directors in October 2002 and October 2005, the $200 million share repurchase authorized and announced in February 2006, and the $250 million share repurchase authorized and announced in July 2013 (for a total share repurchase authorization of $650 million), we have repurchased a total of 16,925,409 shares for a total of $415.8 million. We have fully utilized the authorizations provided by the 2002, 2005, and 2006 share repurchase authorizations and will no longer conduct share repurchases under these programs. The July 2013 share repurchase authorization has $234.3 million remaining as of December 31, 2013. There is no expiration date for this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2009, 2010, 2011, 2012, and 2013 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2013

	2008	2009	2010	2011	2012	2013
PULTEGROUP, INC.	100.00	91.49	68.80	57.73	166.15	187.99
S&P 500 Index - Total Return	100.00	126.47	145.52	148.59	172.37	228.17
Dow Jones U.S. Select Home Construction Index	100.00	103.13	114.65	104.90	188.49	223.18

* Assumes $100 invested on December 31, 2008, and the reinvestment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2013	2012	2011	2010	2009 (a)
OPERATING DATA:
Homebuilding:
Revenues	$5,538,644	$4,659,110	$4,033,596	$4,447,627	$3,966,589
Income (loss) before income taxes	$479,113	$157,991	$(275,830)	$(1,240,155)	$(1,920,081)
Financial Services:
Revenues	$140,951	$160,888	$103,094	$121,663	$117,800
Income (loss) before income taxes	$48,709	$25,563	$(34,470)	$5,609	$(55,038)

Consolidated results:
Revenues	$5,679,595	$4,819,998	$4,136,690	$4,569,290	$4,084,389

Income (loss) before income taxes	$527,822	$183,554	$(310,300)	$(1,234,546)	$(1,975,119)
Income tax expense (benefit)	(2,092,294)	(22,591)	(99,912)	(137,817)	(792,552)
Net income (loss)	$2,620,116	$206,145	$(210,388)	$(1,096,729)	$(1,182,567)

PER SHARE DATA:
Net income (loss) per share:
Basic	$6.79	$0.54	$(0.55)	$(2.90)	$(3.94)
Diluted	$6.72	$0.54	$(0.55)	$(2.90)	$(3.94)
Number of shares used in calculation:
Basic	383,077	381,562	379,877	378,585	300,179
Effect of dilutive securities	3,789	3,002	—	—	—
Diluted	386,866	384,564	379,877	378,585	300,179
Shareholders’ equity	$12.19	$5.66	$5.07	$5.59	$8.39
Cash dividends declared	$0.15	$—	$—	$—	$—

(a)	Includes operations of Centex since August 18, 2009.

	December 31, ($000’s omitted)
	2013	2012	2011	2010	2009 (a)
BALANCE SHEET DATA:
House and land inventory	$3,978,561	$4,214,046	$4,636,468	$4,781,813	$4,940,358
Total assets	8,734,143	6,734,409	6,885,620	7,699,376	10,051,222
Senior notes	2,058,168	2,509,613	3,088,344	3,391,668	4,281,532
Shareholders’ equity	4,648,952	2,189,616	1,938,615	2,135,167	3,194,440

	Years Ended December 31,
	2013	2012	2011	2010	2009 (a)
OTHER DATA:
Markets, at year-end	48	58	61	67	69
Active communities, at year-end	577	670	700	786	882
Closings (units)	17,766	16,505	15,275	17,095	15,013
Net new orders (units)	17,080	19,039	15,215	15,148	14,185
Backlog (units), at year-end	5,772	6,458	3,924	3,984	5,931
Average selling price (per unit)	$305,000	$276,000	$259,000	$259,000	$258,000
Gross margin from home sales (b)	20.5%	15.8%	12.8%	9.4%	(10.5)%

(a)	Includes operations of Centex Corporation since August 18, 2009.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land impairment charges are included in home sale cost of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The underlying trends in U.S. housing point toward an ongoing multi-year recovery supported by favorable demographics, an improving economy, mortgage interest rates near historic lows, and limited supplies of new and existing home inventories. Our results in 2013 showed significant improvement in the majority of our key operating metrics in the first half of the year, while demand conditions slowed for us in the second half of the year as consumers adjusted to higher home prices and a moderate rise in mortgage interest rates. For the full year 2013, the overall improvement in market conditions, in concert with our own tactical actions, contributed to our seventh consecutive profitable quarter. Home closings, revenues, average selling price, inventory turns, gross margin, overhead leverage, and income before income taxes all improved in 2013 compared with 2012.

Our net new orders declined 10% in 2013 compared with 2012. A lower number of active communities contributed to the decline in net new orders as we maintained 14% fewer active communities in 2013 compared with 2012. The lower active community count resulted from the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy. In addition, demand slowed in the second half of 2013 in response to higher home prices and a rise in mortgage interest rates. We will continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital. We expect that this approach will continue to result in a moderation in our net new order volume in the short-term relative to overall growth in the U.S. homebuilding industry and relative to certain of our competitors. While we believe higher mortgage interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed in the long-term by other factors driving increased sales volume as overall new home sales in the U.S. remain low compared with historical levels.

The significant improvements reported for 2013 also allowed us to continue to enhance our financial position. We generated significant positive cash flow from operations in each of the last two years via a combination of improved profitability and inventory management. Our improved financial position provided additional flexibility to retire debt early and increase our planned future investments in new communities, while also paying a dividend and selectively repurchasing our common shares. Specifically, we accomplished the following during 2013:

•	Increased our total cash balance to $1.7 billion;

•	Proactively reduced our outstanding debt by $461.4 million;

•	Increased our existing share repurchase authorization by $250.0 million and retired $127.7 million of shares;

•	Reinstated a quarterly dividend;

•	Increased our land investment spending to support future growth; and

•	Lowered our ratio of debt to total capitalization from 53.4% to 30.7%, in part due to the reversal of a valuation allowance against our deferred tax assets.

In the short-term, we will continue to focus on maximizing our operating margins, despite the possibility of rising house cost pressures from material and labor prices, by using our existing land assets more effectively, allocating capital more effectively, and aggressively controlling unsold "spec" inventory to enhance our balance sheet. We believe we have positioned ourselves to deliver improved long-term returns. In planning for the longer term, we continue to maintain confidence that we are in the early stages of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges and each local market will experience varying results, we are continuing to pursue strategic land positions that meet our underwriting requirements in well-positioned submarkets and believe that sustained execution of our strategy will continue to result in increased profits and improved returns on invested capital over the housing cycle.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2013	2012	2011
Income (loss) before income taxes:
Homebuilding	$479,113	$157,991	$(275,830)
Financial Services	48,709	25,563	(34,470)
Income (loss) from continuing operations before income taxes	527,822	183,554	(310,300)
Income tax expense (benefit)	(2,092,294)	(22,591)	(99,912)
Net income (loss)	$2,620,116	$206,145	$(210,388)
Per share data - assuming dilution:
Net income (loss)	$6.72	$0.54	$(0.55)

•	The Homebuilding income (loss) before income taxes included charges related to the following items ($000's omitted):

	2013	2012	2011
Land-related charges (see Note 4)	$9,672	$17,195	$35,786
Loss on debt retirements (see Note 7)	26,930	32,071	5,638
Settlement of contractual dispute at a closed-out community (see Note 13)	41,170	—	—
Goodwill impairments (see Note 2)	—	—	240,541
	$77,772	$49,266	$281,965

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Our Homebuilding operating results in 2013 and 2012 improved significantly from the loss experienced in 2011 due to higher revenues and gross margins, improved overhead leverage, and lower charges, as listed in the above table.

•
The increase in Financial Services income in 2013 compared with 2012 and 2011 was primarily due to lower loan loss reserves. There were no such loss reserves in 2013 compared with $49.0 million in 2012 and $59.3 million in 2011 (see Note 13 to the Consolidated Financial Statements). Additionally, loan origination volume increased in 2013 compared with 2012 and 2011, primarily as the result of increased Homebuilding closings. These favorable factors were partially offset in 2013 by margin compression caused by heightened competition in the mortgage industry compared with 2012.

•
The income tax benefit in 2013 includes $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets. See Note 10 to the Condensed Consolidated Financial Statements for additional information. The income tax benefits in 2012 and 2011 were attributable primarily to the favorable resolution of certain federal and state income tax matters.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2013	FY 2013 vs. FY 2012	2012	FY 2012 vs. FY 2011	2011
Home sale revenues	$5,424,309	19%	$4,552,412	15%	$3,950,743
Land sale revenues	114,335	7%	106,698	29%	82,853
Total Homebuilding revenues	5,538,644	19%	4,659,110	16%	4,033,596
Home sale cost of revenues (a)	4,310,528	12%	3,833,451	11%	3,444,398
Land sale cost of revenues (b)	104,426	10%	94,880	60%	59,279
Selling, general, and administrative expenses ("SG&A") (c)	568,500	11%	514,457	(1)%	519,583
Equity in (earnings) loss of unconsolidated entities	(993)	(74)%	(3,873)	21%	(3,194)
Other expense, net (d)	80,753	22%	66,298	(77)%	293,102
Interest income, net	(3,683)	(10)%	(4,094)	9%	(3,742)
Income (loss) before income taxes	$479,113	203%	$157,991	157%	$(275,830)
Supplemental data:
Gross margin from home sales	20.5%	470 bps	15.8%	300 bps	12.8%
SG&A as a percentage of home sale revenues	10.5%	(80) bps	11.3%	(190) bps	13.2%
Closings (units)	17,766	8%	16,505	8%	15,275
Average selling price	$305	11%	$276	7%	$259
Net new orders:
Units	17,080	(10)%	19,039	25%	15,215
Dollars (e)	$5,394,566	(1)%	$5,424,300	37%	$3,953,829
Cancellation rate	15%		15%		19%
Active communities at December 31	577	(14)%	670	(4)%	700
Backlog at December 31:
Units	5,772	(11)%	6,458	65%	3,924
Dollars	$1,901,796	(2)%	$1,931,538	82%	$1,059,649

(a)	Includes the amortization of capitalized interest. Home sale cost of revenues also includes land impairments of $2.9 million, $13.4 million, and $15.9 million for 2013, 2012, and 2011, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $3.6 million, $1.5 million, and $9.8 million for 2013, 2012, and 2011, respectively.

(c)	SG&A includes costs associated with the relocation of our corporate headquarters totaling $15.0 million in 2013.

(d)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $3.1 million, $2.3 million, and $10.0 million in 2013, 2012, and 2011, respectively, and net losses related to the redemption of debt totaling $26.9 million, $32.1 million, and $5.6 million in 2013, 2012, and 2011, respectively. Also includes charges resulting from a contractual dispute related to a previously completed luxury community totaling $41.2 million in 2013 and goodwill impairment charges of $240.5 million in 2011.

(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2013 were higher than 2012 by $871.9 million, or 19%. The increase was attributable to an 11% increase in the average selling price combined with an 8% increase in closings. The increase in average selling price occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up and active adult buyers and improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. The increase in closings reflected improved consumer demand for new homes in the majority of our local markets.

Home sale revenues for 2012 were higher than 2011 by $601.7 million, or 15%. The increase was attributable to a 7% increase in the average selling price combined with an 8% increase in closings. The increase in average selling price reflected a shift in our revenue mix toward move-up and active adult buyers and improved market conditions. The increase in closings was concentrated primarily in our North and Southwest segments.

Home sale gross margins

Home sale gross margins were 20.5% in 2013, compared with 15.8% in 2012 and 12.8% in 2011. Gross margins during 2013 and 2012 benefited from lower land impairments of $2.9 million and $13.4 million, respectively, compared with $15.9 million in 2011. Excluding the impact of land impairments and capitalized interest amortization, adjusted home sale gross margins improved to 25.2% in 2013 from 20.9% in 2012 and 17.9% in 2011 (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in 2013 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, shifts in the product mix of homes closed toward move-up and active adult buyers, better alignment of our product offering with consumer demand, and contributions from our strategic pricing and house cost reduction initiatives.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $9.9 million, $11.8 million, and $23.6 million in 2013, 2012, and 2011, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $3.6 million, $1.5 million, and $9.8 million in 2013, 2012, and 2011, respectively.

SG&A

SG&A as a percentage of home sale revenues dropped to 10.5% in 2013 from 11.3% in 2012, and 13.2% in 2011. The gross dollar amount of our SG&A increased $54.0 million, or 11%, in 2013 compared with 2012. SG&A includes $15.0 million of employee severance, retention, relocation, and related costs attributable to our previously announced relocation of our corporate headquarters. The remaining increases in gross overhead dollars were primarily due to variable costs related to the higher revenue volume combined with higher incentive compensation accruals resulting from the Company's improved operating performance.

The gross dollar amount of our SG&A decreased $5.1 million, or 1%, in 2012 compared with 2011 due to improved overhead leverage, partially offset by higher incentive compensation resulting from our improved operating results.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(1.0) million, $(3.9) million, and $(3.2) million for 2013, 2012, and 2011, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2013	2012	2011
Write-offs of deposits and pre-acquisition costs (Note 4)	$3,122	$2,278	$10,002
Loss on debt retirements (Note 7)	26,930	32,071	5,638
Lease exit and related costs	2,778	7,306	9,900
Amortization of intangible assets (Note 1)	13,100	13,100	13,100
Goodwill impairments (Note 2)	—	—	240,541
Miscellaneous expense, net	34,823	11,543	13,921
	$80,753	$66,298	$293,102

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense, net includes charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community, and $5.1 million in 2012 and $17.1 million in 2011 related to the write-down of notes receivable.

Interest income, net

Interest income, net for 2013 decreased from the prior year based on the level of invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders decreased 10% in 2013 compared with 2012 primarily due to selling from 14% fewer active communities in 2013 (577 at December 31, 2013) combined with slowed demand in the second half of 2013 in response to higher home prices and a rise in mortgage interest rates. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was unchanged from 2012 to 2013 at 15%. Ending backlog units, which represent orders for homes that have not yet closed, decreased 11% at December 31, 2013 compared with December 31, 2012, due to the decrease in net new orders but only decreased by 2% over the prior year period as measured in dollars due to the increase in our average selling price.

Net new order levels increased 25% in 2012 compared with 2011 while selling from 4% fewer active communities in 2012 (we had 670 active communities at December 31, 2012). The cancellation rate was 15% in 2012 compared with 19% in 2011. Ending backlog units increased 65% at December 31, 2012 compared with December 31, 2011 due to the decrease in net new orders.

Homes in production

The following is a summary of our homes in production at December 31, 2013 and 2012:

	2013	2012
Sold	3,723	4,162
Unsold
Under construction	813	753
Completed	338	503
	1,151	1,256
Models	1,034	1,119
Total	5,908	6,537

The number of homes in production at December 31, 2013 was 10% lower than at December 31, 2012. The reduced level of homes in production is consistent with our lower active community count and our inventory management strategies. Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused on reducing the level of our spec home inventory, especially our completed specs ("final specs").

Controlled lots

The following is a summary of our lots under control at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	7,423	2,762	10,185	9,211	2,655	11,866
Southeast	12,702	4,296	16,998	13,372	2,756	16,128
Florida	21,805	6,956	28,761	23,906	3,689	27,595
Texas	12,038	3,860	15,898	12,218	3,685	15,903
North	11,785	7,952	19,737	12,946	2,603	15,549
Southwest	29,459	2,440	31,899	31,407	1,427	32,834
Total	95,212	28,266	123,478	103,060	16,815	119,875

Developed (%)	24%	18%	23%	27%	34%	28%

Of our controlled lots, 95,212 and 103,060 were owned and 28,266 and 16,815 were under land option agreements at December 31, 2013 and 2012, respectively. While competition for well-positioned land has increased, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively.

The remaining purchase price under our land option agreements totaled $1.4 billion at December 31, 2013. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $91.0 million, of which only $4.5 million is refundable.

Non-GAAP Financial Measures

This report contains information about our home sale gross margins reflecting certain adjustments. This measure is considered a non-GAAP financial measure under the SEC's rules and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measure as a measure of our operating performance. Management and our local divisions use this measure in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe it is a relevant and useful measures to investors for evaluating our performance through gross profit generated on homes delivered during a given period and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments thereto before comparing our measure to that of such other companies.

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Adjusted home sale gross margin
	Years Ended December 31,
	2013	2012	2011
Home sale revenues	$5,424,309	$4,552,412	$3,950,743
Home sale cost of revenues	4,310,528	3,833,451	3,444,398
Home sale gross margin	1,113,781	718,961	506,345
Add:
Land impairments (a)	—	6,969	10,498
Capitalized interest amortization (a)	255,065	224,291	189,382
Adjusted home sale gross margin	$1,368,846	$950,221	$706,225

Home sale gross margin as a percentage of home sale revenues	20.5%	15.8%	12.8%
Adjusted home sale gross margin as a percentage of home sale revenues	25.2%	20.9%	17.9%

(a)	Write-offs of capitalized interest related to land impairments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2013, we conducted our operations in 48 markets located throughout 27 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2013	FY 2013 vs. FY 2012	2012	FY 2012 vs. FY 2011	2011
Home sale revenues:
Northeast	$784,087	8%	$722,691	1%	$714,609
Southeast	842,856	22%	689,163	2%	675,124
Florida	800,331	29%	620,156	11%	557,865
Texas	804,806	21%	666,759	8%	615,319
North	1,214,332	23%	989,510	36%	727,085
Southwest	977,898	13%	864,133	31%	660,741
	$5,424,309	19%	$4,552,412	15%	$3,950,743
Income (loss) before income taxes:
Northeast	$110,246	50%	$73,345	150%	$29,320
Southeast	121,055	87%	64,678	44%	45,060
Florida	139,673	90%	73,472	63%	44,946
Texas	111,431	83%	60,979	83%	33,329
North	164,348	94%	84,597	(b)	(12,376)
Southwest	179,163	124%	79,887	118%	36,647
Other homebuilding (a)	(346,803)	(24)%	(278,967)	38%	(452,756)
	$479,113	203%	$157,991	157%	$(275,830)
Closings (units):
Northeast	1,835	2%	1,800	(4)%	1,880
Southeast	3,022	10%	2,757	(1)%	2,771
Florida	2,747	17%	2,340	4%	2,251
Texas	3,768	8%	3,487	5%	3,327
North	3,401	10%	3,103	20%	2,579
Southwest	2,993	(1)%	3,018	22%	2,467
	17,766	8%	$16,505	8%	15,275
Average selling price:
Northeast	$427	6%	$401	6%	$380
Southeast	279	12%	250	2%	244
Florida	291	10%	265	7%	248
Texas	214	12%	191	3%	185
North	357	12%	319	13%	282
Southwest	327	14%	286	7%	268
	$305	11%	$276	7%	$259

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also includes: losses on debt retirements totaling $26.9 million, $32.1 million, and $5.6 million in 2013, 2012, and 2011, respectively; costs associated with the previously announced relocation of our corporate headquarters totaling $15.4 million in 2013; and charges resulting from a contractual dispute related to a previously completed luxury community totaling $41.2 million in 2013.

(b)	Percentage not meaningful.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2013	FY 2013 vs. FY 2012	2012	FY 2012 vs. FY 2011	2011
Net new orders - units:
Northeast	1,834	(8)%	1,997	14%	1,749
Southeast	3,164	3%	3,066	16%	2,642
Florida	2,595	(6)%	2,747	19%	2,314
Texas	3,563	(13)%	4,117	26%	3,278
North	3,347	(9)%	3,661	39%	2,635
Southwest	2,577	(25)%	3,451	33%	2,597
	17,080	(10)%	19,039	25%	15,215
Net new orders - dollars:
Northeast	$782,474	(5)%	$820,609	22%	$674,134
Southeast	895,800	14%	787,286	22%	645,993
Florida	820,032	12%	735,250	26%	581,778
Texas	796,377	(1)%	807,455	33%	606,239
North	1,233,071	—%	1,228,743	64%	748,089
Southwest	866,812	(17)%	1,044,957	50%	697,596
	$5,394,566	(1)%	$5,424,300	37%	$3,953,829
Cancellation rates:
Northeast	13%		12%		14%
Southeast	12%		13%		16%
Florida	13%		12%		13%
Texas	22%		22%		28%
North	11%		13%		17%
Southwest	19%		15%		19%
	15%		15%		19%
Unit backlog:
Northeast	621	—%	622	46%	425
Southeast	1,053	16%	911	51%	602
Florida	913	(14)%	1,065	62%	658
Texas	1,250	(14)%	1,455	76%	825
North	1,213	(4)%	1,267	79%	709
Southwest	722	(37)%	1,138	61%	705
	5,772	(11)%	6,458	65%	3,924
Backlog dollars:
Northeast	$275,239	(1)%	$276,851	55%	$178,934
Southeast	305,600	21%	252,656	63%	154,533
Florida	308,834	7%	289,133	66%	174,039
Texas	286,195	(3)%	294,623	91%	153,927
North	465,480	4%	446,741	115%	207,507
Southwest	260,448	(30)%	371,534	95%	190,709
	$1,901,796	(2)%	$1,931,538	82%	$1,059,649

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2013	FY 2013 vs. FY 2012	2012	FY 2012 vs. FY 2011	2011
Land-related charges*:
Northeast	$557	(69)%	$1,794	(64)%	$4,958
Southeast	998	(27)%	1,363	(44)%	2,429
Florida	1,076	403%	214	(95)%	3,999
Texas	191	(66)%	556	(33)%	828
North	3,434	(24)%	4,546	(69)%	14,867
Southwest	472	(79)%	2,254	(31)%	3,263
Other homebuilding	2,944	(54)%	6,468	19%	5,442
	$9,672	(44)%	$17,195	(52)%	$35,786

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 4 and 5 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2013, Northeast home sale revenues increased 8% compared with 2012 due to a 6% increase in the average selling price combined with a 2% increase in closings. The increase in average selling price occurred primarily in New England and Mid-Atlantic. The increased income before income taxes was due to higher revenues and improved gross margins and overhead leverage. Net new orders decreased 8%, mainly due to lower order levels in the Mid-Atlantic due to fewer active communities, offset in part by an increase in orders in New England.

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

Southeast:

For 2013, Southeast home sale revenues increased 22% compared with 2012 due to a 12% increase in the average selling price combined with a 10% increase in closings. The increase in average selling price was concentrated in Raleigh and Tennessee. The increase in closing volumes was primarily due to increases in Charlotte and Raleigh. The increased income before income taxes was due to the higher revenues and moderately improved gross margins. Net new orders increased 3% in 2013 led by our operations in Raleigh.

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

Florida:

For 2013, Florida home sale revenues increased 29% compared with 2012 due to a 10% increase in the average selling price and a 17% increase in closings. The increase in closings was concentrated in North Florida while the increase in average selling price occurred in both North and South Florida. The increased income before income taxes for 2013 resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 6% in 2013 due to fewer active communities in North Florida.

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

Texas:

For 2013, Texas home sale revenues increased 21% compared with the prior year period due to an 8% increase in closings combined with a 12% increase in average selling price. The increase in closings was most significant in Houston and Central Texas, while the increase in average selling price was led by our operations in Central Texas and Dallas. The increased income before income taxes for 2013 resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased by 13% for 2013 driven mainly by fewer active communities.

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

North:

For 2013, North home sale revenues increased 23% compared with the prior year period due to a 10% increase in closings and a 12% increase in average selling price. The increase in closing volumes was primarily due to significant increases in Michigan and Northern California. The increase in average selling price was due to increases across all divisions. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins in every division. Net new orders decreased by 9% in 2013 compared with 2012, mainly due to a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

For 2012, North home sale revenues increased 36% compared with the prior year period due to a 20% increase in closings and a 13% increase in average selling price. The increase in closing volumes was broad-based across all divisions, with the largest increases coming from our Michigan and Indianapolis operations. The increase in average selling price occurred at all divisions except Michigan, with the most significant increases in Minnesota and the Pacific Northwest. The substantial increase in income before income taxes, as compared with the loss experienced in 2011, was due to the higher revenues, significantly improved gross margins and overhead leverage, a significant reduction in land-related charges, and gains related to land sale transactions. Net new orders increased by 39% in 2012 compared with 2011, and reflected moderate to significant increases across all divisions, with the largest increases in Michigan and Northern California.

Southwest:

For 2013, Southwest home sale revenues increased 13% compared with the prior year period due to a 14% increase in average selling price offset by a 1% decrease in closings. The increase in average selling price occurred across all divisions. The decrease in closings was mainly due to decreases in Southern California and Las Vegas. The significant increase in income before income taxes was due to higher revenues and gross margins. Net new orders decreased by 25% in 2013 compared with 2012 primarily due to fewer active communities.

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

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2013	FY 2013 vs. FY 2012	2012	FY 2012 vs. FY 2011	2011
Mortgage operations revenues	$113,552	(17)%	$137,443	65%	$83,260
Title services revenues	27,399	17%	23,445	18%	19,834
Total Financial Services revenues	140,951	(12)%	160,888	56%	103,094
Expenses	92,379	(32)%	135,511	(2)%	137,666
Equity in (earnings) loss of unconsolidated entities	(137)	(26)%	(186)	82%	(102)
Income (loss) before income taxes	$48,709	(91)%	$25,563	(174)%	$(34,470)
Total originations:
Loans	11,818	4%	11,322	19%	9,482
Principal	$2,765,509	10%	$2,509,928	26%	$1,986,225

	Years Ended December 31,
	2013	2012	2011
Supplemental data:
Capture rate	80.2%	81.9%	78.5%
Average FICO score	746	743	748
Loan application backlog	$984,754	$1,178,321	$583,472
Funded origination breakdown:
FHA	16%	22%	28%
VA	11%	12%	13%
USDA	3%	3%	2%
Other agency	67%	61%	56%
Total agency	97%	98%	99%
Non-agency	3%	2%	1%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2013 decreased 12% compared with 2012. The decrease was primarily attributable to lower revenues per loan resulting from the increased competitiveness in the mortgage industry that occurred in 2013. The decline in revenues per loan more than offset the higher loan origination volume. Interest income, which is included in mortgage operations revenues, was moderately higher in 2013 than in 2012 due to the increase in loan originations.

Total Financial Services revenues during 2012 increased 56% compared with 2011 due to a 19% increase in loan origination volumes, an increase in average loan size, and improved loan pricing. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales. Interest income, which is included in mortgage operations revenues, was moderately higher in 2012 than in 2011 due to the increase in loan originations.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during 2013, 2012, and 2011 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, historically low interest rates and the challenging regulatory environment has contributed to profitability by reducing the overall level of pricing competition in the market. Recently, however, competition has increased in the industry, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and more challenging pricing environment, to continue for the foreseeable future.

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either repurchase the loan from the investors or reimburse the investors' losses (a “make-whole” payment).

In recent years, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. During 2012 and 2011, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Losses related to loan origination liabilities totaled $49.0 million and $59.3 million in 2012 and 2011, respectively, and are reflected in Financial Services expenses. There were no such losses in 2013. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See our Critical Accounting Policies and Estimates and Note 13 to the Consolidated Financial Statements for additional discussion.

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

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. We cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with similar indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Income before income taxes

The increased income before income taxes for 2013 as compared with 2012 was due to higher origination volumes and lower loss reserves related to loans originated in previous years, partially offset by less favorable loan pricing.

The income before income taxes for 2012 as compared with the loss before income taxes in the prior year period was due to higher origination volumes, improved loan pricing, and lower loss reserves related to loans originated in previous years.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013, 2012, and 2011 are not correlated to the amount of our income or loss before income taxes. The income tax benefit for 2013 resulted from the reversal of substantially all of the valuation allowance related to our deferred tax assets while the income tax benefits for 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.

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

Our income tax benefit for 2013 includes $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets. In the third quarter of 2013, we evaluated the need for a valuation allowance against our deferred tax assets and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Accordingly, a portion of the remaining valuation allowance was reversed in the fourth quarter of 2013. The components of the valuation allowance remaining at December 31, 2013 relate primarily to state net operating losses that have not met the "more likely than not" realization threshold.

The principal positive evidence that led to the reversal of the valuation allowance in 2013 included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term. The following provides a further summary of the principal evidence considered in 2013:

•
Recent operating results: We generated significant pretax income in 2012 and 2013. This included generating pretax income in seven consecutive quarters. Excluding asset impairments, we have been profitable in nine out of the last ten quarters. As a result of this improved profitability, we exited a three-year cumulative loss position in 2013, which had been a significant piece of negative evidence prior to 2013.

•
Future operating results: We have a strong backlog of orders that, combined with other factors, provides evidence of our ability to continue to be profitable for 2014 and beyond. Based on detailed projections from each of our business units, we expect pretax earnings growth in the future, even if sales volumes remain at existing levels.

•
Financial position: We continue to generate significant cash flow from operations and had $1.6 billion of unrestricted cash and equivalents at December 31, 2013. We have used our capital to both invest in our business and reduce our financial leverage. During 2013, we increased our authorized investments in new communities via land acquisition and development, retired significant amounts of debt prior to the stated maturity dates, increased our authorized and actual common share repurchases, and reinstated a common share dividend.

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

•
Sales trends: Our home closings and home sale revenues increased 8% and 19%, respectively, in 2013 compared with 2012. We also have a strong backlog of orders that is amongst the highest in the U.S. homebuilding industry at $1.9 billion as of December 31, 2013. Additionally, the gross margin of orders within our backlog improved significantly from 2012 to 2013. While our net new order units declined 10% in 2013 compared with 2012, this resulted primarily from an expected reduction in the number of our active communities, which are down 14% at December 31, 2013 from December 31, 2012. The reduction in active communities and the lower level of net new orders is consistent with our expectations.

•
U.S. housing industry outlook: Various housing indices have shown significant improvement in recent periods. U.S. single family new home sales of 306,000 in 2011 were at the lowest level since 1962, a drop of 76% from the 2005 cyclical peak of 1.3 million. In 2013 and 2012, U.S. new home sales increased 16% and 20%, respectively, over the prior year periods. The general consensus among industry analysts is that new home sales will increase significantly in each of the next several years. These forecasts are generally consistent with the 25-year average of approximately 735,000 annual new home sales. New home sales experienced volatility in the second half of 2013 period as consumers adjusted to higher home prices and an increase in mortgage interest rates. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. Ultimately, we believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

After careful evaluation of all available positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of September 30, 2013 and again as of December 31, 2013, that it was "more likely than not" that substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets would be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.

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

At December 31, 2013, we had unrestricted cash and equivalents of $1.6 billion and senior notes of $2.1 billion. We also had restricted cash balances of $72.7 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 30.7% at December 31, 2013, and 8.0% net of cash and equivalents, including restricted cash.

During 2013, we retired prior to their scheduled maturity dates $461.4 million of senior notes. We recorded losses related to these transactions totaling $26.9 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net. During 2012 and 2011, we retired senior notes totaling $592.4 million and $323.9 million, respectively.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $58.7 million were outstanding under these agreements at December 31, 2013. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $124.4 million were outstanding under this facility at December 31, 2013.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2013, Pulte Mortgage had $105.7 million outstanding under the Repurchase Agreement and was in compliance with all of its covenants and requirements. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Stock repurchase programs

In July 2013, we increased our common share repurchase authorization to $352.3 million of common shares. In 2013, we repurchased 7.2 million shares under the repurchase authorization for a total of $118.1 million. There were no repurchases under these programs during 2012 or 2011. Such repurchases are reflected as a reduction of common stock and retained earnings. At December 31, 2013, we had remaining authorization to purchase $234.3 million of common shares.

Dividends

We reinstated our quarterly cash dividend in July 2013. During 2013, we declared three cash dividends of $0.05 per common share each.

Cash flows

Operating activities

Our net cash provided by operating activities in 2013 was $881.1 million, compared with $760.1 million and $17.3 million in 2012 and 2011, respectively. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for 2013 was primarily due to our income before income taxes of $527.8 million combined with a net decrease in inventories of $265.1 million and a reduction of $28.4 million in residential mortgage loans available-for-sale. The inventory decrease resulted from a reduction in homes in production and lower land inventory consistent with the decline in the number of our active communities.

Our positive cash flow from operations for 2012 was primarily due to our net income of $206.1 million combined with a net decrease in inventories of $455.2 million. The inventory decrease resulted from lower reinvestment in land inventory combined with a significant reduction in spec homes in production, partially offset by an increase in sold homes in production.

The net losses for 2011 were largely the result of non-cash asset impairments and insurance reserve adjustments, so the cash flows from operations primarily related to changes in working capital. Our positive cash flow from operations in 2011 was primarily the result of a net decrease in inventories combined with income tax refunds, net of payments, of $62.2 million offset by financing Pulte Mortgage's lending operations, which reduced cash flows from operations by $52.8 million in 2011.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities totaled $46.0 million in 2013, compared with net cash provided by investing activities of $9.7 million in 2012 and net cash used in investing activities of $93.6 million in 2011. The use of cash from investing activities in 2013 was primarily due to $28.9 million of capital expenditures, a $12.3 million increase in residential mortgage loans held for investment, and a $4.2 million increase in the restricted cash we are required to maintain under our letter of credit facilities.

The positive cash flow from investing activities in 2012 was primarily due to a $28.7 million decrease in the restricted cash we are required to maintain under our letter of credit facilities, which resulted from a reduction in letters of credit outstanding, offset by capital expenditures and investments in unconsolidated entities.

The use of cash from investing activities for 2011 was due to $83.2 million of restricted cash we were required to maintain related to our letter of credit facilities, partially offset by proceeds from the sale of property and equipment related to the consolidation of certain facilities.

Financing activities

Net cash used in financing activities was $659.6 million in 2013, compared with net cash used of $448.2 million and $324.0 million in 2012 and 2011, respectively. During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. Completion of these transactions required the use of $479.8 million, $618.8 million, and $321.1 million of cash in 2013, 2012, and 2011, respectively. During 2013, we also repaid $33.1 million of borrowings under the Repurchase Agreement due to the lower balance of mortgages available-for-sale. We borrowed $138.8 million under the Repurchase Agreement in 2012, the year in which it was put in place. During 2011, we used internal funds to finance Pulte Mortgage's operations, the effects of which are reflected in cash flows from operating activities. Cash used in financing activities for 2013 also reflects funds used to repurchase common shares and pay dividends, partially offset by funds provided by the issuance of common shares in connection with employee stock option exercises.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2013:

	Payments Due by Period ($000’s omitted)
	Total	2014	2015-2016	2017-2018	After 2018
Contractual obligations:
Long-term debt (a)	$3,892,070	$135,275	$1,028,120	$132,378	$2,596,297
Operating lease obligations	160,808	28,116	48,050	28,407	56,235
Other long-term liabilities (b)	7,553	1,999	3,294	2,260	—
Total contractual obligations (c)	$4,060,431	$165,390	$1,079,464	$163,045	$2,652,532

(a)	Represents principal and interest payments related to our senior notes.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2013, we had $91.0 million of deposits and pre-acquisition costs relating to option agreements to acquire 28,266 homesites with a remaining purchase price of $1.4 billion. We expect to acquire the majority of these lots within the next two years and the remainder thereafter.

At December 31, 2013, we had $173.3 million of gross unrecognized tax benefits and $33.1 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 - 2013.

The following table summarizes our other commercial commitments as of December 31, 2013:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2014	2015-2016	2017-2018	After 2018
Other commercial commitments:
Guarantor credit facilities (a)	$208,699	$208,699	$—	$—	$—
Non-guarantor credit facilities (b)	150,000	150,000	—	—	—
Total commercial commitments (c)	$358,699	$358,699	$—	$—	$—

(a)
$150.0 million of the $208.7 million in 2014 represents the capacity of our unsecured letter of credit facility, of which $124.4 million was outstanding at December 31, 2013, while the remaining $58.7 million in 2014 represents letters of credit outstanding under our cash-collateralized letter of credit agreements.

(b)
Represents the capacity of the Repurchase Agreement, of which $105.7 million was outstanding at December 31, 2013, and which expires in September 2014. Effective January 2014, we voluntarily reduced the capacity from $150 million to $99.8 million.

(c)	The above table excludes an aggregate $958.3 million of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2013, we had outstanding letters of credit of $183.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at December 31, 2013, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2013, these agreements had an aggregate remaining purchase price of $1.4 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2013, we recorded assets of $24.0 million as land, not owned, under option agreements.

At December 31, 2013, aggregate outstanding debt of unconsolidated joint ventures was $12.4 million, of which our proportionate share was $4.4 million. Of this amount, we provided limited recourse guaranties for $0.8 million at December 31, 2013. See Note 6 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of our Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

Revenue recognition

Homebuilding – Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing.

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

We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the timing of home closings.

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

We generally determine the fair value of each community’s inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates.

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

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either repurchase the loan from the investors or reimburse the investors' losses (a “make-whole” payment).

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

Most requests received to date relate to make-whole payments on loans that have been foreclosed. Requests undergo extensive analysis to confirm the exposure, attempt to cure any identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that we do not believe repurchases or make-whole payments will ultimately be required. For those requests that we believe will result in repurchases or make-whole payments, actual loss severities are expected to approximate 50% of the outstanding principal balance.

During 2012 and 2011, we recorded provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. For example, if the total number of loans we are required to repurchase is ultimately 10% lower or higher than our current estimates, the amount of future losses could decrease or increase by approximately $13.0 million.

Intangible assets

We have recorded intangible assets related to tradenames acquired with the Centex merger completed in 2009 and the Del Webb merger completed in 2001, which are being amortized over their estimated useful lives. The carrying values and ultimate realization of these assets are dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. To date, no impairments relating to tradenames have been recorded. However, if our expectations of future results and cash flows decrease significantly, or if our strategy related to the use of the intangible assets changes, the related intangible assets may become impaired.

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

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% and 74% of the total general liability reserves, which represent the vast majority of the total recorded reserves, at December 31, 2013 and 2012, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Our recorded reserves for all such claims totaled $668.1 million and $721.3 million at December 31, 2013 and 2012, respectively, the vast majority of which relate to general liability claims. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $600 million to $750 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions.  Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financings to the extent long-term rates decline. The following tables set forth, as of December 31, 2013 and 2012, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2013 for the Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$333,647	$465,245	$123,000	$—	$1,150,000	$2,071,892	$2,070,744
Average interest rate	—%	5.24%	6.50%	7.63%	—%	6.80%	6.53%

	As of December 31, 2012 for the Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$398,852	$369,222	$465,245	$150,000	$1,150,000	$2,533,319	$2,663,451
Average interest rate	—%	5.49%	5.24%	6.50%	7.63%	6.80%	6.36%

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
($000’s omitted, except per share data)

	2013	2012
ASSETS
Cash and equivalents	$1,580,329	$1,404,760
Restricted cash	72,715	71,950
House and land inventory	3,978,561	4,214,046
Land held for sale	61,735	91,104
Land, not owned, under option agreements	24,024	31,066
Residential mortgage loans available-for-sale	287,933	318,931
Investments in unconsolidated entities	45,323	45,629
Other assets	460,621	407,675
Intangible assets	136,148	149,248
Deferred tax assets, net	2,086,754	—
	$8,734,143	$6,734,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $35,827 and $42,053 in 2013 and 2012, respectively	$202,736	$178,274
Customer deposits	134,858	101,183
Accrued and other liabilities	1,377,750	1,418,063
Income tax liabilities	206,015	198,865
Financial Services debt	105,664	138,795
Senior notes	2,058,168	2,509,613
Total liabilities	4,085,191	4,544,793
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 500,000,000 shares authorized, 381,299,600 and 386,608,436 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,813	3,866
Additional paid-in capital	3,052,016	3,030,889
Accumulated other comprehensive loss	(795)	(992)
Retained earnings (accumulated deficit)	1,593,918	(844,147)
Total shareholders’ equity	4,648,952	2,189,616
	$8,734,143	$6,734,409
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012, and 2011
(000’s omitted, except per share data)

	2013	2012	2011
Revenues:
Homebuilding
Home sale revenues	$5,424,309	$4,552,412	$3,950,743
Land sale revenues	114,335	106,698	82,853
	5,538,644	4,659,110	4,033,596
Financial Services	140,951	160,888	103,094
Total revenues	5,679,595	4,819,998	4,136,690
Homebuilding Cost of Revenues:
Home sale cost of revenues	4,310,528	3,833,451	3,444,398
Land sale cost of revenues	104,426	94,880	59,279
	4,414,954	3,928,331	3,503,677
Financial Services expenses	92,379	135,511	137,666
Selling, general, and administrative expenses	568,500	514,457	519,583
Other expense, net	80,753	66,298	293,102
Interest income	(4,395)	(4,913)	(5,055)
Interest expense	712	819	1,313
Equity in earnings of unconsolidated entities	(1,130)	(4,059)	(3,296)
Income (loss) before income taxes	527,822	183,554	(310,300)
Income tax expense (benefit)	(2,092,294)	(22,591)	(99,912)
Net income (loss)	$2,620,116	$206,145	$(210,388)

Net income (loss) per share:
Basic	$6.79	$0.54	$(0.55)
Diluted	$6.72	$0.54	$(0.55)
Cash dividends declared	$0.15	$—	$—

Number of shares used in calculation:
Basic	383,077	381,562	379,877
Effect of dilutive securities	3,789	3,002	—
Diluted	386,866	384,564	379,877

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2013, 2012, and 2011
(000’s omitted)

	2013	2012	2011
Net income (loss)	$2,620,116	$206,145	$(210,388)

Other comprehensive income, net of tax:
Change in fair value of derivatives	197	314	213
Other comprehensive income	197	314	213

Comprehensive income (loss)	$2,620,313	$206,459	$(210,175)

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012, and 2011
(000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock option exercises				—	—	—
Stock awards, net of cancellations	944	10	(10)	—	—	—
Stock repurchases	(364)	(4)	(3,128)	—	296	(2,836)
Stock-based compensation	—	—	16,459	—	—	16,459
Net income (loss)	—	—	—	—	(210,388)	(210,388)
Other comprehensive income	—	—	—	213	—	213
Shareholders' Equity, December 31, 2011	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock option exercises	2,877	29	32,780	—	—	32,809
Stock awards, net of cancellations	1,228	12	(12)	—	—	—
Stock repurchases	(105)	(1)	(813)	—	(147)	(961)
Stock-based compensation	—	—	12,694	—	—	12,694
Net income (loss)	—	—	—	—	206,145	206,145
Other comprehensive income	—	—	—	314	—	314
Shareholders' Equity, December 31, 2012	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,432	14	19,397	—	—	19,411
Stock awards, net of cancellations	1,002	10	(10)	—	—	—
Dividends declared	—	—	—	—	(57,530)	(57,530)
Stock repurchases	(7,742)	(77)	(3,063)	—	(124,521)	(127,661)
Stock-based compensation	—		14,474	—	—	14,474
Excess tax benefits (deficiencies) from stock-based compensation			(9,671)			(9,671)
Net income (loss)	—	—	—	—	2,620,116	2,620,116
Other comprehensive income	—	—	—	197	—	197
Shareholders' Equity, December 31, 2013	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012, and 2011
($000’s omitted)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,620,116	$206,145	$(210,388)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Deferred income taxes	(2,096,425)	—	—
Write-down of land and deposits and pre-acquisition costs	9,672	17,195	35,786
Goodwill impairments	—	—	240,541
Depreciation and amortization	31,587	30,027	32,098
Stock-based compensation expense	30,480	22,897	16,970
Loss on debt retirements	26,930	32,071	5,638
Equity in earnings of unconsolidated entities	(1,130)	(4,059)	(3,296)
Distributions of earnings from unconsolidated entities	2,049	7,488	7,083
Other non-cash, net	9,375	10,356	12,188
Increase (decrease) in cash due to:
Restricted cash	3,387	1,257	5,940
Inventories	265,064	455,223	54,891
Residential mortgage loans available-for-sale	28,448	(60,828)	(82,113)
Other assets	(38,190)	26,014	182,471
Accounts payable, accrued and other liabilities	(17,377)	20,802	(189,435)
Income tax liabilities	7,150	(4,448)	(91,095)
Net cash provided by (used in) operating activities	881,136	760,140	17,279
Cash flows from investing activities:
Distributions from unconsolidated entities	1,001	3,029	4,531
Investments in unconsolidated entities	(1,677)	(16,456)	(4,603)
Net change in loans held for investment	(12,265)	836	325
Change in restricted cash related to letters of credit	(4,152)	28,653	(83,199)
Proceeds from the sale of property and equipment	15	7,586	10,555
Capital expenditures	(28,899)	(13,942)	(21,238)
Net cash provided by (used in) investing activities	(45,977)	9,706	(93,629)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(33,131)	138,795	—
Other borrowings (repayments)	(479,827)	(618,800)	(321,133)
Stock option exercises	19,411	32,809	—
Stock repurchases	(127,661)	(961)	(2,836)
Dividends paid	(38,382)	—	—
Net cash provided by (used in) financing activities	(659,590)	(448,157)	(323,969)
Net increase (decrease) in cash and equivalents	175,569	321,689	(400,319)
Cash and equivalents at beginning of period	1,404,760	1,083,071	1,483,390
Cash and equivalents at end of period	$1,580,329	$1,404,760	$1,083,071
Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(171)	$(1,470)	$(9,623)
Income taxes paid (refunded), net	$373	$(13,322)	$(62,167)
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the U.S., and our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2013 and 2012 also included $3.7 million and $8.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

Investments in unconsolidated entities

We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Some of these unconsolidated entities purchase, develop, and/or sell land and homes. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of these entities. Certain of these entities sell land to us. In these situations, we defer the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which we have less than a 20% ownership interest and do not have the ability to exercise significant influence.

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

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	December 31, 2013	December 31, 2012
Notes receivable, gross	$59,995	$57,841
Allowance for credit losses	(27,051)	(26,865)
Notes receivable, net	$32,944	$30,976

We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Intangible assets

Intangible assets consist of tradenames acquired in connection with the 2009 acquisition of Centex Corporation ("Centex") and the 2001 acquisition of Del Webb Corporation ("Del Webb"). These intangible assets were valued at the acquisition date and are being amortized over 20-year lives. The acquired cost and accumulated amortization of our intangible assets were $259.0 million and $122.9 million, respectively, at December 31, 2013, and $259.0 million and $109.8 million, respectively, at December 31, 2012. Amortization expense totaled $13.1 million in 2013, 2012, and 2011 and is expected to be $13.1 million in each of the next five years.

The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. There were no impairments of tradenames during 2013, 2012, or 2011.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: model home furniture - two years; office furniture and equipment - three to ten years; and leasehold improvements - life of the lease. Property and equipment are included in other assets and totaled $53.1 million net of accumulated depreciation of $182.0 million at December 31, 2013 and $44.2 million net of accumulated depreciation of $190.1 million at December 31, 2012. Depreciation expense totaled $18.5 million, $16.9 million, and $19.0 million in 2013, 2012, and 2011, respectively.

Advertising costs

Advertising costs are expensed as incurred and totaled $42.4 million, $45.8 million, and $55.1 million, in 2013, 2012, and 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee benefits

We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to these plans were suspended during 2011 but reinstated in 2012. Company contributions pursuant to the plans totaled $11.0 million and $9.4 million in 2013 and 2012, respectively.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2013	2012	2011
Write-offs of deposits and pre-acquisition costs (Note 4)	$3,122	$2,278	$10,002
Loss on debt retirements (Note 7)	26,930	32,071	5,638
Lease exit and related costs	2,778	7,306	9,900
Amortization of intangible assets (Note 1)	13,100	13,100	13,100
Goodwill impairments (Note 2)	—	—	240,541
Miscellaneous expense (income), net (a)	34,823	11,543	13,921
	$80,753	$66,298	$293,102

(a)
Includes charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 13) and $5.1 million in 2012 and $17.1 million in 2011 related to the write-down of notes receivable.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares of restricted stock (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excludes 9.6 million and 16.6 million stock options and other potentially dilutive instruments in 2013 and 2012, respectively. All stock options, unvested restricted stock, and other potentially dilutive instruments were excluded from the calculation during 2011 due to the net loss recorded during the period.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013	December 31, 2012	December 31, 2011
Numerator:
Net income	$2,620,116	$206,145	$(210,388)
Less: earnings distributed to participating securities	(407)	—	—
Less: undistributed earnings allocated to participating securities	(19,201)	—	—
Numerator for basic earnings per share	$2,600,508	$206,145	$(210,388)
Add back: undistributed earnings allocated to participating securities	19,201	—	—
Less: undistributed earnings reallocated to participating securities	(18,845)	—	—
Numerator for diluted earnings per share	$2,600,864	$206,145	$(210,388)

Denominator:
Basic shares outstanding	383,077	381,562	379,877
Effect of dilutive securities	3,789	3,002	—
Diluted shares outstanding	386,866	384,564	379,877

Earnings per share:
Basic	$6.79	$0.54	$(0.55)
Diluted	$6.72	$0.54	$(0.55)

 Stock-based compensation

We measure compensation cost for restricted stock and restricted stock units at fair value on the grant date. Fair value is determined based on the quoted price of our common stock on the grant date. We recognize compensation expense for restricted stock and restricted stock units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. We measure compensation cost for stock options at fair value on the grant date and recognize compensation expense on the graded vesting method over the vesting period. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of our stock options is determined using the Black-Scholes valuation model. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 9.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions.  Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit). See Note 10.

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing. The amount of such deferred profits were not material at either December 31, 2013 or December 31, 2012.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We record valuation adjustments on land inventory when events and circumstances indicate that the related community may be impaired and when the cash flows estimated to be generated by the community are less than its carrying amount. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community. Impairment charges are recorded if the fair value of the community's inventory is less than its carrying value. We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. See Note 4.

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

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net.  See Note 4.

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, cancellations of land option agreements have resulted in write-offs of the related deposits and pre-acquisition costs but have not exposed us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation at either December 31, 2013 or December 31, 2012.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $24.0 million and $31.1 million at December 31, 2013 and December 31, 2012, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2013			December 31, 2012
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$40,486	$661,158	$8,167	$29,294	$369,085	$8,590
Other land options	50,548	729,128	15,857	40,822	554,307	22,476
	$91,034	$1,390,286	$24,024	$70,116	$923,392	$31,066

Start-up costs

Costs and expenses associated with opening new communities are expensed when incurred.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2013 and 2012, residential mortgage loans available-for-sale had an aggregate fair value of $287.9 million and $318.9 million, respectively, and an aggregate outstanding principal balance of $278.1 million and $305.3 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(1.2) million and $(0.2) million for the years ended December 31, 2013 and 2012, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2013, 2012, and 2011 were $80.3 million, $109.2 million, and $59.1 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2013 and 2012 and are included in accrued and other liabilities.

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are carried at cost and are reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $11.0 million and $1.3 million at December 31, 2013 and 2012, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $7.5 million, $6.0 million, and $5.0 million in 2013, 2012, and 2011, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

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

At December 31, 2013 and 2012, we had aggregate interest rate lock commitments of $175.7 million and $161.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2013 and 2012, we had unexpired forward contracts of $381.5 million and $428.0 million, respectively, and whole loan investor commitments of $31.7 million and $4.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

 The fair values of derivative instruments and their location in the Consolidated Balance Sheets is summarized below ($000’s omitted):

	December 31, 2013		December 31, 2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$3,628	$489	$6,045	$24
Forward contracts	4,374	34	245	891
Whole loan commitments	189	84	30	85
	$8,191	$607	$6,320	$1,000

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In the third quarter of 2011, we performed an event-driven assessment of the recoverability of goodwill.  This assessment was necessary primarily due to sustained declines in our market capitalization. In performing the goodwill impairment analysis, we used management's estimates of the future cash flows for each reporting unit, which were required to consider the decrease in our market capitalization. The results of this analysis determined that a goodwill impairment charge of $240.5 million in the third quarter of 2011 was required.

3. Corporate office relocation

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

During 2013, we recorded employee severance, retention, relocation, and related costs of $15.0 million and asset impairments of $0.4 million. Severance, retention, relocation, and related costs are recorded within selling, general, and administrative expense, while lease exit and asset impairments are included in other expense, net. We expect the remaining costs to be recognized in 2014 and 2015. We will also incur costs at the new location related to the recruitment and onboarding of new employees and certain redundant operating costs. The amount of such costs is not expected to be material.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Inventory and land held for sale

Major components of inventory at December 31, 2013 and 2012 were ($000’s omitted):

	2013	2012
Homes under construction	$1,042,147	$1,116,184
Land under development	2,189,387	2,435,378
Raw land	747,027	662,484
	$3,978,561	$4,214,046

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

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2013	2012	2011
Interest in inventory, beginning of period	$331,880	$355,068	$323,379
Interest capitalized	154,107	201,103	221,071
Interest expensed (a)	(255,065)	(224,291)	(189,382)
Interest in inventory, end of period	$230,922	$331,880	$355,068
Interest incurred (b)	$154,819	$201,103	$221,071

(a)
Interest expensed to Home sale cost of revenues for 2013, 2012, and 2011 included $2.9 million, $6.5 million, and $5.4 million, respectively, of capitalized interest write-offs related to land-related charges.

(b)	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

Land-related charges

We recorded the following land-related charges during the three years ended December 31, 2013:

	2013	2012	2011
Land impairments	$2,944	$13,437	$15,940
Net realizable value adjustments ("NRV") - land held for sale	3,606	1,480	9,844
Write-off of deposits and pre-acquisition costs	3,122	2,278	10,002
Total land-related charges	$9,672	$17,195	$35,786

Land impairments

We record land impairment valuation adjustments to our communities within Homebuilding home sale cost of revenues. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. However, if conditions in our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net realizable value adjustments – land held for sale

We record net realizable value adjustments to land held for sale within Homebuilding land sale cost of revenues. During 2013, the decrease in the gross land held for sale and net realizable value reserve balances resulted primarily from the sale of land parcels, certain of which were previously impaired. Land held for sale at December 31, 2013 and 2012 was as follows ($000’s omitted):

	2013	2012
Land held for sale, gross	$70,003	$135,201
Net realizable value reserves	(8,268)	(44,097)
Land held for sale, net	$61,735	$91,104

Write-off of deposits and pre-acquisition costs

We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the land option agreement or recover the capitalized costs. We record write-offs of deposits and pre-acquisition costs within other expense, net.

5. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $4.5 billion and $939.0 million in 2013, $3.6 billion and $925.4 million in 2012, and $3.1 billion and $841.3 million in 2011, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2013	2012	2011
Revenues:
Northeast	$819,709	$755,148	$717,839
Southeast	842,921	691,113	675,904
Florida	802,665	628,997	571,102
Texas	835,473	682,929	631,419
North	1,232,814	1,022,633	740,372
Southwest	1,005,062	878,290	696,960
	5,538,644	4,659,110	4,033,596
Financial Services	140,951	160,888	103,094
Consolidated revenues	$5,679,595	$4,819,998	$4,136,690

Income (loss) before income taxes:
Northeast	$110,246	$73,345	$29,320
Southeast	121,055	64,678	45,060
Florida	139,673	73,472	44,946
Texas	111,431	60,979	33,329
North	164,348	84,597	(12,376)
Southwest	179,163	79,887	36,647
Other homebuilding (a)	(346,803)	(278,967)	(452,756)
	479,113	157,991	(275,830)
Financial Services	48,709	25,563	(34,470)
Consolidated income (loss) before income taxes	$527,822	$183,554	$(310,300)

(a)
Other homebuilding includes the amortization of intangible assets, goodwill impairment, amortization of capitalized interest, and other costs not allocated to the operating segments. Other homebuilding also included the following: losses on debt retirements of $26.9 million, $32.1 million, and $5.6 million, for 2013, 2012, and 2011, respectively; costs of $15.4 million in 2013 associated with the relocation of our corporate headquarters; and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2013	2012	2011
Land-related charges*:
Northeast	$557	$1,794	$4,958
Southeast	998	1,363	2,429
Florida	1,076	214	3,999
Texas	191	556	828
North	3,434	4,546	14,867
Southwest	472	2,254	3,263
Other homebuilding	2,944	6,468	5,442
	$9,672	$17,195	$35,786

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 4 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2013	2012	2011
Depreciation and amortization:
Northeast	$1,987	$1,790	$1,820
Southeast	1,647	1,028	1,414
Florida	1,334	1,640	2,045
Texas	1,784	1,619	2,002
North	2,265	1,709	1,614
Southwest	2,969	3,143	3,076
Other homebuilding (a)	16,248	16,168	17,329
	28,234	27,097	29,300
Financial Services	3,353	2,930	2,798
	$31,587	$30,027	$32,098

(a)	Other homebuilding includes amortization of intangible assets

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2013	2012	2011
Equity in (earnings) loss of unconsolidated entities:
Northeast	$(58)	$(4)	$15
Southeast	—	—	—
Florida	(4)	—	—
Texas	—	—	—
North	(608)	(1,497)	(121)
Southwest	(678)	(1,137)	(2,561)
Other homebuilding	355	(1,235)	(527)
	(993)	(3,873)	(3,194)
Financial Services	(137)	(186)	(102)
	$(1,130)	$(4,059)	$(3,296)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Texas	130,398	223,979	57,480	411,857	466,198
North	227,537	350,239	78,945	656,721	716,239
Southwest	159,350	512,164	201,659	873,173	940,462
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

	December 31, 2011
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2013	2012
Investments in joint ventures with debt non-recourse to PulteGroup	$26,532	$11,155
Investments in other active joint ventures	18,791	34,474
Total investments in unconsolidated entities	$45,323	$45,629

Total joint venture debt	$12,408	$6,915

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$750	$769
Joint venture debt non-recourse to PulteGroup	3,654	826
PulteGroup's total proportionate share of joint venture debt	$4,404	$1,595

In 2013, 2012, and 2011, we recognized (income) expense from unconsolidated joint ventures of $(1.1) million, $(4.1) million, and $(3.3) million, respectively. During 2013, 2012, and 2011, we made capital contributions of $1.7 million, $16.5 million, and $4.6 million, respectively, and received capital and earnings distributions of $3.1 million, $10.5 million, and $11.6 million, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt

Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2013	2012
5.25% unsecured senior notes due January 2014 (a)	$—	$187,970
5.70% unsecured senior notes due May 2014 (a)	—	208,274
5.20% unsecured senior notes due February 2015 (a)	95,633	95,615
5.25% unsecured senior notes due June 2015 (a)	233,085	264,058
6.50% unsecured senior notes due May 2016 (a)	459,581	457,154
7.625% unsecured senior notes due October 2017 (b)	122,663	149,481
7.875% unsecured senior notes due June 2032 (a)	299,196	299,152
6.375% unsecured senior notes due May 2033 (a)	398,567	398,492
6.00% unsecured senior notes due February 2035 (a)	299,443	299,417
7.375% unsecured senior notes due June 2046 (a)	150,000	150,000
Total senior notes – carrying value (c)	$2,058,168	$2,509,613
Estimated fair value	$2,070,744	$2,663,451

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Refer to Note 14 for supplemental consolidating financial information of the Company.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2013, we were in compliance with all of the covenants and requirements under the senior notes.

Total senior note principal maturities of $2.1 billion during the five years after 2013 and thereafter are as follows: 2014 - $0.0 million; 2015 - $333.6 million; 2016 - $465.2 million; 2017 - $123.0 million; 2018 - $0.0 million; and thereafter - $1.2 billion.

Debt retirement

During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. As a result of these transactions, we reduced our outstanding senior notes by $461.4 million, $592.4 million, and $323.9 million during 2013, 2012, and 2011, respectively, and recorded losses totaling $26.9 million, $32.1 million, and $5.6 million in 2013, 2012 and 2011, respectively. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $58.7 million and $54.5 million were outstanding under these agreements at December 31, 2013 and 2012, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $124.4 million and $124.6 million were outstanding under this facility at December 31, 2013 and 2012, respectively.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2013, Pulte Mortgage had $105.7 million outstanding under the Repurchase Agreement and was in compliance with all of its covenants and requirements. During 2011 and portions of 2012, Pulte Mortgage funded its operations using internal Company resources after allowing its previous third party credit arrangements to expire.

The following is aggregate borrowing information for our mortgage operations as of each year-end ($000’s omitted):

	December 31,
	2013	2012	2011
Available credit lines	$150,000	$150,000	$2,500
Unused credit lines	$44,336	$11,205	$2,500
Weighted-average interest rate	2.90%	3.00%	4.50%

8. Shareholders’ equity

We reinstated our quarterly cash dividend in July 2013. During 2013, we declared three cash dividends of $0.05 per common share each.

In July 2013, we increased our common share repurchase authorization to $352.3 million of common shares. In 2013, we repurchased 7.2 million shares under the repurchase authorization for a total of $118.1 million. There were no repurchases under these programs during 2012 or 2011. At December 31, 2013, we had remaining authorization to purchase $234.3 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2013, 2012, and 2011, employees surrendered shares valued at $9.6 million, $1.0 million, and $2.8 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stock compensation plans

We maintain a stock award plan for both employees and for non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted stock, performance shares, and restricted stock units ("RSUs") to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not exceeding ten years. Options granted to employees generally vest incrementally over four years. Restricted stock generally cliff vests after three years. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into shares of common stock upon distribution. RSUs represent the right to receive an equal number of shares of common stock and are converted into shares of common stock upon distribution. As of December 31, 2013, there were 22.0 million shares that remained available for grant under the plan.

Non-employee directors are entitled to an annual distribution of stock options, common stock, or restricted stock units. All options and RSUs granted to non-employee directors vest immediately and are exercisable on the grant date for ten years.

Our stock compensation expense for the three years ended December 31, 2013 is presented below ($000's omitted):

	2013	2012	2011
Stock options	$1,056	$2,617	$5,228
Restricted stock (including RSUs and performance shares)	13,418	10,077	11,231
Long-term incentive plans	16,006	10,203	511
	$30,480	$22,897	$16,970

Stock options

A summary of stock option activity for the three years ended December 31, 2013 is presented below (000’s omitted except per share data):

	2013		2012		2011
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	17,148	$22	21,641	$21	24,004	$21
Granted	—	—	—	—	441	8
Exercised	(1,432)	14	(2,877)	11	—	—
Forfeited	(2,829)	25	(1,616)	27	(2,804)	15
Outstanding, end of year	12,887	$23	17,148	$22	21,641	$21
Options exercisable at year end	12,402	$23	15,719	$23	18,845	$23
Weighted-average per share fair value of options granted during the year	$—		$—		$4.46

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	1,665	4.8	$10	1,444	$10
$11.01 to $18.00	4,659	5.5	12	4,395	12
$18.01 to $25.00	480	1.2	23	480	23
$25.01 to $35.00	3,894	2.0	31	3,893	31
$35.01 to $60.00	2,189	1.8	41	2,190	41
	12,887	3.6	$23	12,402	$23

We did not issue any stock options during 2013 or 2012. The fair value of each option grant issued in 2011 was estimated on the date of grant using primarily the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2013	2012	2011
Expected life of options in years	N/A	N/A	6.2
Expected stock price volatility	N/A	N/A	58%
Expected dividend yield	N/A	N/A	0.0%
Risk-free interest rate	N/A	N/A	2.7%

We estimate the expected life of stock options using employees’ historical exercise behavior and the contractual terms of the instruments. Volatility is estimated using historical volatility with consideration for implied volatility.

Total compensation cost related to unvested stock option awards not yet recognized was $0.2 million at December 31, 2013. These costs will be expensed over a weighted-average vesting period of approximately one year. The stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. We record the related compensation cost for these awards over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award, which is reflected in the weighted-average vesting period.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2013, 2012, and 2011 was $10.8 million, $8.6 million, and $0.0 million, respectively. As of December 31, 2013, options outstanding had an intrinsic value of $56.7 million, of which $51.6 million related to options exercisable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock (including RSUs and performance shares)

A summary of restricted stock activity, including RSUs and performance shares, for the three years ended December 31, 2013 is presented below (000’s omitted, except per share data):

	2013		2012		2011
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Unvested at beginning of year	3,822	$9	3,042	$9	2,915	$12
Granted	806	$21	1,461	$10	1,804	$7
Vested	(1,391)	$11	(544)	$11	(1,434)	$12
Forfeited	(26)	$15	(137)	$10	(243)	$11
Unvested at end of year	3,211	$11	3,822	$9	3,042	$9
Vested, end of year	60	$12	51	$10	120	$11

During 2013, 2012, and 2011, the total fair value of shares vested during the year was $12.7 million, $3.7 million, and $15.9 million, respectively. Unamortized compensation cost related to restricted stock awards was $12.1 million at December 31, 2013. These costs will be expensed over a weighted-average period of approximately 2 years.

During 2013, 2012, and 2011, we granted performance shares to certain individuals. The fair value of each performance share was calculated using the stock price on the grant date. We recognize expense when it becomes probable that the stated performance targets will be achieved. Unamortized compensation cost related to performance shares considered probable was $1.3 million at December 31, 2013 and will be expensed over a weighted-average period of approximately one year. Additionally, there were 59,708 RSUs outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

Long-term incentive plans

We maintain a long-term incentive plan for certain of our field employees that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned each year in the form of share units that are paid out in cash at the end of the performance period based upon the number of share units earned times the stock price at the end of the performance period.  Accordingly, the liability associated with the awards is adjusted each reporting period based on movements in the stock price and totaled $12.6 million and $5.9 million at December 31, 2013 and 2012, respectively.

During 2012, we implemented a long-term performance award plan for senior management that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned based on our cumulative performance over the performance period and are stated in dollars but settled in common shares based on the stock price at the end of the performance period.  If the stock price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash.  We recognize expense for these awards based on the probability of achievement of the stated performance targets. The liability for these awards totaled $14.3 million at December 31, 2013.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2013	2012	2011
Current provision (benefit)
Federal	$5,725	$(8,523)	$(71,796)
State and other	(1,596)	(14,068)	(28,116)
	$4,129	$(22,591)	$(99,912)
Deferred provision (benefit)
Federal	$(1,833,580)	$—	$—
State and other	(262,843)	—	—
	$(2,096,423)	$—	$—
Income tax expense (benefit)	$(2,092,294)	$(22,591)	$(99,912)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2013	2012	2011
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	4.0	3.0	3.0
Deferred tax asset valuation allowance	(438.0)	(37.7)	(7.0)
Tax contingencies	0.3	(10.6)	28.4
Goodwill impairment	—	—	(28.7)
Other	2.3	(2.0)	1.5
Effective rate	(396.4)%	(12.3)%	32.2%

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2013	2012
Deferred tax assets:
Non-deductible reserves and other	$475,730	$486,990
Inventory valuation reserves	770,566	953,266
Net operating loss ("NOL") carryforwards:
Federal	726,398	785,302
State	292,195	320,831
Alternative minimum tax credits	28,683	25,338
Energy credit and charitable contribution carryforward	39,978	38,895
	2,333,550	2,610,622
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(39,449)	(84,637)
Trademarks and tradenames	(50,047)	(56,714)
	(89,496)	(141,351)
Valuation allowance	(157,300)	(2,469,271)
Net deferred tax asset (liability)	$2,086,754	$—

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2013, 2012, and 2011 are not correlated to the amount of our income or loss before income taxes. The income tax benefit for 2013 resulted from the reversal of substantially all of the valuation allowance related to our deferred tax assets while the income tax benefits for 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.

From 2007 to 2011, we generated significant deferred tax assets primarily from asset impairments combined with reduced operational profitability. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2013, we fully reserved our net deferred tax assets due to the uncertainty of their realization. One of the primary pieces of negative evidence we considered was the significant losses we incurred in recent years, including being in a three-year cumulative pre-tax loss position, which we exited in 2013.
Consistent with the above process, we evaluated the need for a valuation allowance against our deferred tax assets and, in the third quarter of 2013, determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Accordingly, an additional $73.7 million of the remaining valuation allowance reversed in the fourth quarter of 2013, which was offset by a tax provision based on fourth quarter earnings. At December 31, 2013, the valuation allowance relates primarily to state net operating loss carryforwards that have not met the "more likely than not" realization threshold.
We conducted our evaluation by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.
The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
Our gross federal NOL carryforward is approximately $2.1 billion, a portion of which is subject to the provisions of Internal Revenue Code Section 382. We also have significant state NOLs in various tax jurisdictions. These NOLs may generally be carried forward from 5 to 20 years, depending on the tax jurisdiction, with NOLs expiring between 2014 and 2033.

As a result of our merger with Centex in 2009, our ability to use certain of Centex’s pre-ownership change NOL carryforwards and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. Our Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. We do not believe that the Section 382 limitation will prevent the Company from using Centex’s pre-ownership change federal NOL carryforwards and built-in losses or deductions.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At December 31, 2013, we had $173.3 million of gross unrecognized tax benefits, of which $21.5 million (net of federal benefit) would impact the effective tax rate if recognized. At December 31, 2012, we had $170.4 million of gross unrecognized tax benefits, of which $166.3 million would impact the effective rate if recognized. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $128.2 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. Additionally, we had accrued interest and penalties of $33.1 million and $31.5 million at December 31, 2013 and 2012, respectively. Our net tax-related interest and penalties totaled expense of $3.0 million in 2013 and a benefit of $5.4 million in 2012.
We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2013.

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2013	2012	2011
Unrecognized tax benefits, beginning of period	$170,425	$171,863	$258,016
Increases related to tax positions taken during a prior period	12,877	8,782	2,699
Decreases related to tax positions taken during a prior period	(7,502)	(9,373)	(79,719)
Increases related to tax positions taken during the current period	381	11,797	1,620
Decreases related to settlements with taxing authorities	(1,434)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(1,437)	(12,644)	(10,753)
Unrecognized tax benefits, end of period	$173,310	$170,425	$171,863

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2013	December 31, 2012

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$287,933	$318,931
Interest rate lock commitments	Level 2	3,139	6,021
Forward contracts	Level 2	4,340	(646)
Whole loan commitments	Level 2	105	(55)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,243

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,653,044	$1,476,710
Financial Services debt	Level 2	105,664	138,795
Senior notes	Level 2	2,070,744	2,663,451

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 1 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.1 billion and $2.5 billion, at December 31, 2013 and 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2013	2012
Accounts and notes receivable (Note 1)	$137,428	$123,268
Prepaid expenses	65,965	74,737
Deposits and pre-acquisition costs (Note 1)	91,034	70,116
Property and equipment, net (Note 1)	53,051	44,183
Income taxes receivable	35,437	31,924
Other	77,706	63,447
	$460,621	$407,675

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2013	2012
Self-insurance liabilities (Note 13)	$668,100	$721,284
Loan origination liabilities (Note 13)	124,956	164,280
Compensation-related	171,686	119,288
Warranty (Note 13)	63,992	64,098
Community development district obligations (Note 13)	26,124	33,119
Liability for land, not owned, under option agreements (Note 1)	24,024	31,066
Accrued interest	22,283	28,713
Other	276,585	256,215
	$1,377,750	$1,418,063

13. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 are as follows ($000’s omitted):

Years Ending December 31,
2014	$28,116
2015	25,835
2016	22,215
2017	15,374
2018	13,033
Thereafter	56,235
Total minimum lease payments (a)	$160,808

(a)	Minimum payments have not been reduced by minimum sublease rentals of $10.7 million due in the future under non-cancelable subleases.

Net rental expense for 2013, 2012, and 2011 was $23.0 million, $24.2 million, and $26.7 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment).

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

During 2012 and 2011, we recorded provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Such provisions for losses are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	2013	2012	2011
Liabilities, beginning of period	$164,280	$128,330	$93,057
Reserves provided	—	49,025	59,349
Payments	(39,324)	(13,075)	(24,076)
Liabilities, end of period	$124,956	$164,280	$128,330

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. We cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with similar indemnity provisions that include an aggregate $116 million of loans originated by Centex's mortgage subsidiary, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments if the assessments are fixed or determinable for a fixed or determinable period. At December 31, 2013 and 2012, we had recorded $26.1 million and $33.1 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $183.1 million and $958.3 million, respectively, at December 31, 2013, and $179.2 million and $1.0 billion, respectively, at December 31, 2012. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During 2013, we settled a number of claims related to a previously completed luxury community in a market we have since exited. The claims related to a contractual dispute with certain homeowners. Substantially all of these claims have been resolved. As the result of these settlements, we recorded charges of $41.2 million during 2013. We believe that the final resolution of all matters related to these claims will not vary materially from our current estimates.

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

	2013	2012	2011
Warranty liabilities, beginning of period	$64,098	$68,025	$80,195
Reserves provided	49,399	45,705	43,875
Payments	(44,925)	(45,365)	(54,766)
Other adjustments	(4,580)	(4,267)	(1,279)
Warranty liabilities, end of period	$63,992	$64,098	$68,025

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our recorded reserves for all such claims totaled $668.1 million and $721.3 million at December 31, 2013 and 2012, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% and 74% of the total general liability reserves at December 31, 2013 and 2012, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. Because the majority of our reserves relate to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2013	2012	2011
Balance, beginning of period	$721,284	$739,029	$787,918
Reserves provided	64,737	54,262	48,359
Payments	(117,921)	(72,007)	(97,248)
Balance, end of period	$668,100	$721,284	$739,029

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$262,364	$1,188,999	$128,966	$—	$1,580,329
Restricted cash	58,699	2,635	11,381	—	72,715
House and land inventory	—	3,977,851	710	—	3,978,561
Land held for sale	—	60,701	1,034	—	61,735
Land, not owned, under option agreements	—	24,024	—	—	24,024
Residential mortgage loans available- for-sale	—	—	287,933	—	287,933
Investments in unconsolidated entities	68	41,319	3,936	—	45,323
Other assets	50,251	359,228	51,142	—	460,621
Intangible assets	—	136,148	—	—	136,148
Deferred tax assets, net	2,074,137	17	12,600	—	2,086,754
Investments in subsidiaries and intercompany accounts, net	4,532,950	(16,513)	5,939,784	(10,456,221)	—
	$6,978,469	$5,774,409	$6,437,486	$(10,456,221)	$8,734,143
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$65,334	$1,413,752	$236,258	$—	$1,715,344
Income tax liabilities	206,015	—	—	—	206,015
Financial Services debt	—	—	105,664	—	105,664
Senior notes	2,058,168	—	—	—	2,058,168
Total liabilities	2,329,517	1,413,752	341,922	—	4,085,191
Total shareholders’ equity	4,648,952	4,360,657	6,095,564	(10,456,221)	4,648,952
	$6,978,469	$5,774,409	$6,437,486	$(10,456,221)	$8,734,143

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,424,309	$—	$—	$5,424,309
Land sale revenues	—	114,335	—	—	114,335
	—	5,538,644	—	—	5,538,644
Financial Services	—	2,353	138,598	—	140,951
	—	5,540,997	138,598	—	5,679,595
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,310,528	—	—	4,310,528
Land sale cost of revenues	—	104,426	—	—	104,426
	—	4,414,954	—	—	4,414,954
Financial Services expenses	832	970	90,577	—	92,379
Selling, general, and administrative expenses	—	573,904	(5,404)	—	568,500
Other expense, net	26,870	49,681	4,202	—	80,753
Interest income	(349)	(3,954)	(92)	—	(4,395)
Interest expense	712	—	—	—	712
Intercompany interest	17,518	(8,260)	(9,258)	—	—
Equity in (earnings) loss of unconsolidated entities	1,461	(1,783)	(808)	—	(1,130)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(47,044)	515,485	59,381	—	527,822
Income tax expense (benefit)	(2,113,827)	(799)	22,332	—	(2,092,294)
Income (loss) before equity in income (loss) of subsidiaries	2,066,783	516,284	37,049	—	2,620,116
Equity in income (loss) of subsidiaries	553,333	35,086	485,400	(1,073,819)	—
Net income (loss)	2,620,116	551,370	522,449	(1,073,819)	2,620,116
Other comprehensive income (loss)	197	—	—	—	197
Comprehensive income (loss)	$2,620,313	$551,370	$522,449	$(1,073,819)	$2,620,313

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,552,412	$—	$—	$4,552,412
Land sale revenues	—	106,698	—	—	106,698
	—	4,659,110	—	—	4,659,110
Financial Services	—	2,082	158,806	—	160,888
	—	4,661,192	158,806	—	4,819,998
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,833,451	—	—	3,833,451
Land sale cost of revenues	—	94,880	—	—	94,880
	—	3,928,331	—	—	3,928,331
Financial Services expenses	379	567	134,565	—	135,511
Selling, general, and administrative expenses	—	515,283	(826)	—	514,457
Other expense, net	32,027	33,506	765	—	66,298
Interest income	(229)	(4,597)	(87)	—	(4,913)
Interest expense	819	—	—	—	819
Intercompany interest	587,281	(573,852)	(13,429)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(3,555)	(503)	—	(4,059)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(620,276)	765,509	38,321	—	183,554
Income tax expense (benefit)	426	(22,299)	(718)	—	(22,591)
Income (loss) before equity in income (loss) of subsidiaries	(620,702)	787,808	39,039	—	206,145
Equity in income (loss) of subsidiaries	826,847	34,596	476,806	(1,338,249)	—
Net income (loss)	206,145	822,404	515,845	(1,338,249)	206,145
Other comprehensive income (loss)	314	—	—	—	314
Comprehensive income (loss)	$206,459	$822,404	$515,845	$(1,338,249)	$206,459

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2011
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$3,950,743	$—	$—	$3,950,743
Land sale revenues	—	82,853	—	—	82,853
	—	4,033,596	—	—	4,033,596
Financial Services	—	1,367	101,727	—	103,094
	—	4,034,963	101,727	—	4,136,690
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,444,398	—	—	3,444,398
Land sale cost of revenues	—	59,279	—	—	59,279
	—	3,503,677	—	—	3,503,677
Financial Services expenses	343	448	136,875	—	137,666
Selling, general, and administrative expenses	33,144	488,746	(2,307)	—	519,583
Other expense (income), net	5,581	288,298	(777)	—	293,102
Interest income	(253)	(4,443)	(359)	—	(5,055)
Interest expense	1,313	—	—	—	1,313
Intercompany interest	39,060	(27,572)	(11,488)	—	—
Equity in (earnings) loss of unconsolidated entities	(5)	(3,196)	(95)	—	(3,296)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(79,183)	(210,995)	(20,122)	—	(310,300)
Income tax expense (benefit)	(2,623)	(99,635)	2,346	—	(99,912)
Income (loss) before equity in income (loss) of subsidiaries	(76,560)	(111,360)	(22,468)	—	(210,388)
Equity in income (loss) of subsidiaries	(133,828)	(25,427)	(88,998)	248,253	—
Net income (loss)	(210,388)	(136,787)	(111,466)	248,253	(210,388)
Other comprehensive income (loss)	213	—	—	—	213
Comprehensive income (loss)	$(210,175)	$(136,787)	$(111,466)	$248,253	$(210,175)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(41)	$865,267	$15,910	$—	$881,136
Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,001	—	—	1,001
Investments in unconsolidated entities	—	(1,677)	—	—	(1,677)
Net change in loans held for investment	—	—	(12,265)	—	(12,265)
Change in restricted cash related to letters of credit	(4,152)	—	—	—	(4,152)
Proceeds from the sale of property and equipment	—	15	—	—	15
Capital expenditures	—	(26,472)	(2,427)	—	(28,899)
Net cash provided by (used in) investing activities	(4,152)	(27,133)	(14,692)	—	(45,977)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(33,131)		(33,131)
Other borrowings (repayments)	(485,048)	5,221			(479,827)
Stock option exercises	19,411	—	—	—	19,411
Stock repurchases	(127,661)	—	—	—	(127,661)
Dividends paid	(38,382)	—	—	—	(38,382)
Intercompany activities, net	752,069	(718,299)	(33,770)	—	—
Net cash provided by (used in) financing activities	120,389	(713,078)	(66,901)	—	(659,590)
Net increase (decrease) in cash and equivalents	116,196	125,056	(65,683)	—	175,569
Cash and equivalents at beginning of year	146,168	1,063,943	194,649	—	1,404,760
Cash and equivalents at end of year	$262,364	$1,188,999	$128,966	$—	$1,580,329

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (b)
2013
Homebuilding:
Revenues	$1,125,883	$1,240,060	$1,547,742	$1,624,959	$5,538,644
Cost of revenues	923,488	1,011,528	1,230,070	1,249,868	4,414,954
Income before income taxes (a)	68,037	21,971	163,594	225,511	479,113
Financial Services:
Revenues	$36,873	$39,362	$34,336	$30,380	$140,951
Income before income taxes	14,313	16,359	11,128	6,909	48,709
Consolidated results:
Revenues	$1,162,756	$1,279,422	$1,582,078	$1,655,339	$5,679,595
Income before income taxes	82,350	38,330	174,722	232,420	527,822
Income tax expense (benefit) (c)	588	1,913	(2,107,162)	12,367	(2,092,294)
Net income	$81,762	$36,417	$2,281,884	$220,053	$2,620,116
Net income per share:
Basic	$0.21	$0.09	$5.92	$0.58	$6.79
Diluted	$0.21	$0.09	$5.87	$0.57	$6.72
Number of shares used in calculation:
Basic	384,228	385,389	382,883	379,879	383,077
Effect of dilutive securities	6,093	5,791	3,220	3,845	3,789
Diluted	390,321	391,180	386,103	383,724	386,866

(a)
Homebuilding income before income taxes in the 2nd Quarter includes charges totaling $66.6 million consisting of losses on debt retirements, costs associated with the relocation of our corporate headquarters, and a contractual dispute related to a previously completed luxury community.

(b)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(c)
Income tax expense (benefit) in the 3rd Quarter includes a benefit of $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (c)
2012
Homebuilding:
Revenues	$852,184	$1,033,154	$1,255,327	$1,518,445	$4,659,110
Cost of revenues	745,563	876,990	1,044,765	1,261,012	3,928,331
Income (loss) before income taxes (a)	(20,352)	23,939	79,179	75,225	157,991
Financial Services:
Revenues	$28,852	$36,251	$47,264	$48,521	$160,888
Income (loss) before income taxes (b)	6,861	15,987	26,727	(24,012)	25,563
Consolidated results:
Revenues	$881,036	$1,069,405	$1,302,591	$1,566,966	$4,819,998
Income (loss) before income taxes	(13,491)	39,926	105,906	51,213	183,554
Income tax expense (benefit)	(1,825)	(2,510)	(10,727)	(7,529)	(22,591)
Net income (loss)	$(11,666)	$42,436	$116,633	$58,742	$206,145
Net income (loss) per share:
Basic	$(0.03)	$0.11	$0.31	$0.15	$0.54
Diluted	$(0.03)	$0.11	$0.30	$0.15	$0.54
Number of shares used in calculation:
Basic	380,502	380,655	381,355	383,404	381,562
Effect of dilutive securities	—	1,548	3,215	5,900	3,002
Diluted	380,502	382,203	384,570	389,304	384,564

(a)	Homebuilding income (loss) before income taxes includes losses on debt retirements of $32.1 million in the 4th Quarter.

(b)	Financial Services income (loss) before income taxes includes additional loan origination reserves of $49.0 million in the 4th Quarter.

(c)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 5, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 5, 2014

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

This Item is not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2014 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2014 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2014 Proxy Statement under the captions “2013 Executive Compensation” and “2013 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2014 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2014 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2014 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(b)
Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

(c)
First Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 14, 2013, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4-1 of our Current Report on Form 8-K, filed with the SEC on March 15, 2013)

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

(d)	PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(e)	PulteGroup, Inc. 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(f)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(g)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

(h)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

(i)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(j)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

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

(n)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(o)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(p)	Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Filed herewith)

(q)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees ( Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(r)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(s)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(t)
Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2011 )

(u)
Centex Corporation Amended and Restated 1987 Stock Option Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.4 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(v)
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
Form of stock option agreement for the Centex Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

(z)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(aa)
PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

(ab)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(ac)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

	(ad)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

	(ae)	PulteGroup, Inc. Retirement Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

(af)
Master Repurchase Agreement dated as of September 28, 2012 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 2, 2012)

(ag)
First Amendment to Master Repurchase Agreement dated as of September 13, 2013 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 18, 2013)

(ah)
Second Amendment to Master Repurchase Agreement dated as of January 9, 2014 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2014)

(ai)
Third Amendment to Master Repurchase Agreement dated as of September 13, 2013 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (filed herewith)

(aj)
Separation Agreement dated as of November 30, 2012, between PulteGroup, Inc. and John B. Bertero III (Incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 4, 2012)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2013 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 5, 2014	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Dugas, Jr.	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	February 5, 2014
Richard J. Dugas, Jr.

/s/ Robert T. O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2014
Robert T. O'Shaughnessy

/s/ James L. Ossowski	Vice President, Finance and Controller (Principal Accounting Officer)	February 5, 2014
James L. Ossowski

/s/ Brian P. Anderson	Member of Board of Directors	February 5, 2014
Brian P. Anderson

/s/ Bryce Blair	Member of Board of Directors	February 5, 2014
Bryce Blair

/s/ Thomas J. Folliard	Member of Board of Directors	February 5, 2014
Thomas J. Folliard

/s/ Cheryl W. Grisé	Member of Board of Directors	February 5, 2014
Cheryl W. Grisé

/s/ André J. Hawaux	Member of Board of Directors	February 5, 2014
André J. Hawaux

/s/ Debra J. Kelly-Ennis	Member of Board of Directors	February 5, 2014
Debra J. Kelly-Ennis

/s/ Patrick J. O’Leary	Member of Board of Directors	February 5, 2014
Patrick J. O’Leary

/s/ James J. Postl	Member of Board of Directors	February 5, 2014
James J. Postl