Form 10-Q
period 2014-03-31
PULTEGROUP INC/MI/
filed 2014-04-24
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding as of April 18, 2014: 378,651,879

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,268,162	$1,580,329
Restricted cash	75,596	72,715
House and land inventory	4,034,294	3,978,561
Land held for sale	72,531	61,735
Land, not owned, under option agreements	22,200	24,024
Residential mortgage loans available-for-sale	209,921	287,933
Investments in unconsolidated entities	40,120	45,323
Other assets	461,046	460,621
Intangible assets	132,873	136,148
Deferred tax assets, net	2,034,668	2,086,754
	$8,351,411	$8,734,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $26,732 and $35,827 in 2014 and 2013, respectively	$205,234	$202,736
Customer deposits	168,573	134,858
Accrued and other liabilities	1,257,854	1,377,750
Income tax liabilities	205,810	206,015
Financial Services debt	35,836	105,664
Senior notes	1,814,041	2,058,168
	3,687,348	4,085,191

Shareholders' equity	4,664,063	4,648,952

	$8,351,411	$8,734,143

Note: The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Homebuilding
Home sale revenues	$1,088,015	$1,099,752
Land sale revenues	5,984	26,131
	1,093,999	1,125,883
Financial Services	24,895	36,873
Total revenues	1,118,894	1,162,756

Homebuilding Cost of Revenues:
Home sale cost of revenues	828,603	901,470
Land sale cost of revenues	5,011	22,018
	833,614	923,488
Financial Services expenses	3,322	22,588
Selling, general and administrative expenses	144,887	129,626
Other expense, net	13,831	4,772
Interest income	(1,111)	(1,173)
Interest expense	213	207
Equity in (earnings) loss of unconsolidated entities	(5,891)	898
Income before income taxes	130,029	82,350
Income tax expense	55,210	588
Net income	$74,819	$81,762

Per share:
Basic earnings	$0.19	$0.21
Diluted earnings	$0.19	$0.21
Cash dividends declared	$0.05	$—

Number of shares used in calculation:
Basic	383,991	384,228
Effect of dilutive securities	3,815	6,093
Diluted	387,806	390,321

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$74,819	$81,762

Other comprehensive income, net of tax:
Change in value of derivatives	40	48
Other comprehensive income	40	48

Comprehensive income	$74,859	$81,810

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	489	5	5,290	—	—	5,295
Stock awards, net of cancellations	(99)	(1)	1	—	—	—
Dividends declared	—	—	—	—	(19,087)	(19,087)
Stock repurchases	(2,511)	(25)	—	—	(50,080)	(50,105)
Stock-based compensation	—	—	4,191	—	—	4,191
Excess tax benefits (deficiencies) from share-based awards	—	—	(42)	—	—	(42)
Net income	—	—	—	—	74,819	74,819
Other comprehensive income	—	—	—	40	—	40
Shareholders' Equity, March 31, 2014	379,179	$3,792	$3,061,456	$(755)	$1,599,570	$4,664,063

Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	669	7	7,530	—	—	7,537
Stock awards, net of cancellations	563	5	(5)	—	—	—
Stock repurchases	(330)	(3)	(2,587)	—	(3,837)	(6,427)
Stock-based compensation	—	—	2,979	—	—	2,979
Net income	—	—	—	—	81,762	81,762
Other comprehensive income	—	—	—	48	—	48
Shareholders' Equity, March 31 2013	387,510	$3,875	$3,038,806	$(944)	$(766,222)	$2,275,515

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$74,819	$81,762
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	52,086	—
Depreciation and amortization	5,670	7,339
Stock-based compensation expense	8,522	7,141
Equity in (earnings) loss of unconsolidated entities	(5,891)	898
Distributions of earnings from unconsolidated entities	4,753	265
Loss on debt retirements	8,584	—
Other non-cash, net	3,256	3,035
Increase (decrease) in cash due to:
Restricted cash	(890)	860
Inventories	(68,812)	99,760
Residential mortgage loans available-for-sale	76,357	80,727
Other assets	17,090	(370)
Accounts payable, accrued and other liabilities	(83,943)	(8,795)
Income tax liabilities	(205)	(2,002)
Net cash provided by (used in) operating activities	91,396	270,620
Cash flows from investing activities:
Distributions from unconsolidated entities	6,385	200
Investments in unconsolidated entities	(9)	(593)
Net change in loans held for investment	(6,390)	10
Change in restricted cash related to letters of credit	(1,991)	4,513
Proceeds from the sale of property and equipment	23	59
Capital expenditures	(17,865)	(5,378)
Net cash provided by (used in) investing activities	(19,847)	(1,189)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(69,828)	(82,164)
Other borrowings (repayments)	(250,013)	(213)
Stock option exercises	5,295	7,537
Stock repurchases	(50,105)	(6,427)
Dividends paid	(19,065)	—
Net cash provided by (used in) financing activities	(383,716)	(81,267)
Net increase (decrease) in cash and equivalents	(312,167)	188,164
Cash and equivalents at beginning of period	1,580,329	1,404,760
Cash and equivalents at end of period	$1,268,162	$1,592,924

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(19,556)	$(23,095)
Income taxes paid (refunded), net	$(8,253)	$(3,026)
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at March 31, 2014 and December 31, 2013 also included $11.8 million and $3.7 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2014	2013
Write-off of deposits and pre-acquisition costs	$1,464	$341
Loss on debt retirements (Note 8)	8,584	—
Amortization of intangible assets	3,275	3,275
Miscellaneous expense, net	508	1,156
	$13,831	$4,772

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	March 31, 2014	December 31, 2013
Notes receivable, gross	$56,827	$59,995
Allowance for credit losses	(27,054)	(27,051)
Notes receivable, net	$29,773	$32,944

We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 7.5 million and 10.0 million stock options and other potentially dilutive instruments for the three months ended March 31, 2014 and 2013, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with ASC 260 "Earnings Per Share" ("ASC 260"), the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The Company's outstanding restricted stock awards, restricted stock units, and deferred shares are considered participating securities. The following table presents the earnings per share of common stock (000's omitted, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$74,819	$81,762
Less: earnings distributed to participating securities	(134)	—
Less: undistributed earnings allocated to participating securities	(383)	—
Numerator for basic earnings per share	$74,302	$81,762
Add back: undistributed earnings allocated to participating securities	383	—
Less: undistributed earnings reallocated to participating securities	(379)	—
Numerator for diluted earnings per share	$74,306	$81,762

Denominator:
Basic shares outstanding	383,991	384,228
Effect of dilutive securities	3,815	6,093
Diluted shares outstanding	387,806	390,321

Earnings per share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.21

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. See Note 2.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, cancellations of land option agreements have resulted in write-offs of the related deposits and pre-acquisition costs but have not exposed us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation at either March 31, 2014 or December 31, 2013.

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $22.2 million and $24.0 million at March 31, 2014 and December 31, 2013, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of March 31, 2014 and December 31, 2013 ($000’s omitted):

	March 31, 2014			December 31, 2013
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$51,055	$791,765	$5,264	$40,486	$661,158	$8,167
Other land options	47,731	801,584	16,936	50,548	729,128	15,857
	$98,786	$1,593,349	$22,200	$91,034	$1,390,286	$24,024

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At March 31, 2014 and December 31, 2013, residential mortgage loans available-for-sale had an aggregate fair value of $209.9 million and $287.9 million, respectively, and an aggregate outstanding principal balance of $203.7 million and $278.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.7 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $12.9 million and $23.9 million for the three months ended March 31, 2014 and 2013, respectively, and have been included in Financial Services revenues.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At March 31, 2014 and December 31, 2013, we had aggregate interest rate lock commitments of $188.8 million and $175.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At March 31, 2014 and December 31, 2013, we had unexpired forward contracts of $338.1 million and $381.5 million, respectively, and whole loan investor commitments of $20.5 million and $31.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	March 31, 2014		December 31, 2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$4,474	$253	$3,628	$489
Forward contracts	562	281	4,374	34
Whole loan commitments	71	41	189	84
	$5,107	$575	$8,191	$607

New accounting pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	March 31, 2014	December 31, 2013
Homes under construction	$1,115,281	$1,042,147
Land under development	2,157,677	2,189,387
Raw land	761,336	747,027
	$4,034,294	$3,978,561

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

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2014	2013
Interest in inventory, beginning of period	$230,922	$331,880
Interest capitalized	35,313	42,656
Interest expensed	(40,616)	(53,677)
Interest in inventory, end of period	$225,619	$320,859
Interest incurred (a)	$35,313	$42,656

(a)	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

Land impairments

We record land impairment valuation adjustments to our communities within Homebuilding home sale cost of revenues. Our evaluations for impairments are based on our best estimates of the future cash flows of our communities. However, if conditions in our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs. There were no significant impairments during the three months ended March 31, 2014 or 2013.

Land held for sale

Land held for sale was as follows ($000’s omitted):

	March 31, 2014	December 31, 2013
Land held for sale, gross	$80,832	$70,003
Net realizable value reserves	(8,301)	(8,268)
Land held for sale, net	$72,531	$61,735

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Northeast	$141,016	$132,756
Southeast	182,548	169,926
Florida	190,292	151,883
Texas	174,841	190,043
North	241,011	225,806
Southwest	164,291	255,469
	1,093,999	1,125,883
Financial Services	24,895	36,873
Consolidated revenues	$1,118,894	$1,162,756

Income (loss) before income taxes:
Northeast	$17,495	$12,072
Southeast	25,479	18,328
Florida	34,356	20,280
Texas	22,982	21,210
North	30,740	20,552
Southwest	28,562	33,791
Other homebuilding (a)	(51,179)	(58,196)
	108,435	68,037
Financial Services	21,594	14,313
Consolidated income before income taxes	$130,029	$82,350

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included losses on debt retirements totaling $8.6 million for the three months ended March 31, 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$214,408	$298,629	$107,172	$620,209	$712,449
Southeast	157,838	292,298	126,918	577,054	610,859
Florida	141,975	292,471	128,699	563,145	644,461
Texas	136,848	231,944	66,044	434,836	489,176
North	260,923	328,451	80,654	670,028	747,080
Southwest	168,866	525,917	201,899	896,682	967,288
Other homebuilding (a)	34,423	187,967	49,950	272,340	3,897,604
	1,115,281	2,157,677	761,336	4,034,294	8,068,917
Financial Services	—	—	—	—	282,494
	$1,115,281	$2,157,677	$761,336	$4,034,294	$8,351,411

	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Texas	130,398	223,979	57,480	411,857	466,198
North	227,537	350,239	78,945	656,721	716,239
Southwest	159,350	512,164	201,659	873,173	940,462
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	March 31, 2014	December 31, 2013
Investments in joint ventures with debt non-recourse to PulteGroup	$26,510	$26,532
Investments in other active joint ventures	13,610	18,791
Total investments in unconsolidated entities	$40,120	$45,323

Total joint venture debt	$16,890	$12,408

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$875	$750
Joint venture debt non-recourse to PulteGroup	5,655	3,654
PulteGroup's total proportionate share of joint venture debt	$6,530	$4,404

We recognized (income) expense from unconsolidated joint ventures of $(5.9) million and $0.9 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, we made capital contributions of $0.0 million and $0.6 million, respectively, and received capital and earnings distributions of $11.1 million and $0.5 million, respectively.

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

5. Shareholders’ equity

We reinstated our quarterly cash dividend in July 2013. During the three months ended March 31, 2014, we declared a cash dividend of $0.05 per common share paid in April 2014.

During the three months ended March 31, 2014, we repurchased 2.2 million shares under our repurchase authorization for a total of $44.6 million. Such repurchases are reflected as a reduction of common stock and retained earnings. At March 31, 2014, we had remaining authorization to repurchase $189.7 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2014 and 2013, employees surrendered shares valued at $5.5 million and $6.4 million, respectively, under these plans. Such share transactions are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rate in 2013 was not correlated to the amount of our income or loss before income taxes. Our tax provision for the first quarter of 2014 reflects a more normalized effective tax rate while our tax provision for the first quarter of 2013 consisted primarily of changes in our unrecognized tax benefits.
We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2013, we fully reserved our net deferred tax assets due to the uncertainty of their realization. At September 30, 2013, we evaluated evidence related to the need for a valuation allowance against our deferred tax assets and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter of 2013.
The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  Certain states enacted changes to tax laws that impacted the value of our deferred tax assets in the first quarter of 2014. The estimated impact of such changes was recorded to income tax expense during the period.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At March 31, 2014, we had $173.3 million of gross unrecognized tax benefits and $34.4 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $141.5 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.
We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2004 to 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2014	December 31, 2013

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$209,921	$287,933
Interest rate lock commitments	Level 2	4,221	3,139
Forward contracts	Level 2	281	4,340
Whole loan commitments	Level 2	30	105

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$—

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,343,758	$1,653,044
Financial Services debt	Level 2	35,836	105,664
Senior notes	Level 2	1,891,326	2,070,744

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

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion at March 31, 2014 and $2.1 billion at December 31, 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2014	December 31, 2013
5.20% unsecured senior notes due February 2015 (a)	$—	$95,633
5.25% unsecured senior notes due June 2015 (a)	233,926	233,085
6.50% unsecured senior notes due May 2016 (a)	460,189	459,581
7.625% unsecured senior notes due October 2017 (b)	122,685	122,663
7.875% unsecured senior notes due June 2032 (a)	299,207	299,196
6.375% unsecured senior notes due May 2033 (a)	398,585	398,567
6.00% unsecured senior notes due February 2035 (a)	299,449	299,443
7.375% unsecured senior notes due June 2046 (a)	—	150,000
Total senior notes – carrying value (c)	$1,814,041	$2,058,168
Estimated fair value	$1,891,326	$2,070,744

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Debt retirement

During the three months ended March 31, 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million during the three months ended March 31, 2014. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $62.4 million and $58.7 million were outstanding under these agreements at March 31, 2014 and December 31, 2013, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash. We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $99.4 million and $124.4 million were outstanding under this facility at March 31, 2014 and December 31, 2013, respectively.

Financial Services

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $35.8 million and $105.7 million outstanding under the Repurchase Agreement at March 31, 2014 and December 31, 2013, respectively, and was in compliance with all of its covenants and requirements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Activity in the first quarter of 2014 reflected a reduction of $18.6 million in liabilities based on our evaluation of required reserves in light of recent settlements of various pending repurchase requests and current conditions. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2014	2013
Liabilities, beginning of period	$124,956	$164,280
Reserves provided and adjustments	(18,604)	—
Payments	(3,380)	(1,812)
Liabilities, end of period	$102,972	$162,468

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $161.8 million and $960.7 million, respectively, at March 31, 2014, and $183.1 million and $958.3 million, respectively, at December 31, 2013, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended
	March 31,
	2014	2013
Warranty liabilities, beginning of period	$63,992	$64,098
Reserves provided	8,780	10,070
Payments	(11,075)	(11,035)
Other adjustments	(65)	19
Warranty liabilities, end of period	$61,632	$63,152

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

Our recorded reserves for all such claims totaled $664.4 million at March 31, 2014, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% of the total general liability reserves at March 31, 2014. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

	Three Months Ended
	March 31,
	2014	2013
Balance, beginning of period	$668,100	$721,284
Reserves provided	14,855	14,470
Payments	(18,544)	(18,730)
Balance, end of period	$664,411	$717,024

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$261,885	$950,771	$55,506	$—	$1,268,162
Restricted cash	60,690	2,729	12,177	—	75,596
House and land inventory	—	4,033,584	710	—	4,034,294
Land held for sale	—	71,497	1,034	—	72,531
Land, not owned, under option agreements	—	22,200	—	—	22,200
Residential mortgage loans available- for-sale	—	—	209,921	—	209,921
Investments in unconsolidated entities	70	36,019	4,031	—	40,120
Other assets	34,034	374,644	52,368	—	461,046
Intangible assets	—	132,873	—	—	132,873
Deferred tax assets, net	2,022,051	17	12,600	—	2,034,668
Investments in subsidiaries and intercompany accounts, net	4,385,910	197,260	6,080,952	(10,664,122)	—
	$6,764,640	$5,821,594	$6,429,299	$(10,664,122)	$8,351,411
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$80,725	$1,344,683	$206,253	$—	$1,631,661
Income tax liabilities	205,811	(1)	—	—	205,810
Financial Services debt	—	—	35,836	—	35,836
Senior notes	1,814,041	—	—	—	1,814,041
Total liabilities	2,100,577	1,344,682	242,089	—	3,687,348
Total shareholders’ equity	4,664,063	4,476,912	6,187,210	(10,664,122)	4,664,063
	$6,764,640	$5,821,594	$6,429,299	$(10,664,122)	$8,351,411

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,088,015	$—	$—	$1,088,015
Land sale revenues	—	5,984	—	—	5,984
	—	1,093,999	—	—	1,093,999
Financial Services	—	379	24,516	—	24,895
	—	1,094,378	24,516	—	1,118,894
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	828,603	—	—	828,603
Land sale cost of revenues	—	5,011	—	—	5,011
	—	833,614	—	—	833,614
Financial Services expenses	201	77	3,044	—	3,322
Selling, general and administrative expenses	—	144,724	163	—	144,887
Other expense, net	8,568	4,981	282	—	13,831
Interest income	(121)	(971)	(19)	—	(1,111)
Interest expense	213	—	—	—	213
Equity in (earnings) loss of unconsolidated entities	(2)	(5,802)	(87)	—	(5,891)
Intercompany interest	253	1,944	(2,197)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,112)	115,811	23,330	—	130,029
Income tax expense (benefit)	(82)	52,727	2,565	—	55,210
Income (loss) before equity in income (loss) of subsidiaries	(9,030)	63,084	20,765	—	74,819
Equity in income (loss) of subsidiaries	83,849	20,887	60,216	(164,952)	—
Net income (loss)	74,819	83,971	80,981	(164,952)	74,819
Other comprehensive income	40	—	—	—	40
Comprehensive income	$74,859	$83,971	$80,981	$(164,952)	$74,859

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2013

($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,099,752	$—	$—	$1,099,752
Land sale revenues	—	26,131	—	—	26,131
	—	1,125,883	—	—	1,125,883
Financial Services	—	619	36,254	—	36,873
	—	1,126,502	36,254	—	1,162,756
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	901,470	—	—	901,470
Land sale cost of revenues	—	22,018	—	—	22,018
	—	923,488	—	—	923,488
Financial Services expenses	208	143	22,237	—	22,588
Selling, general and administrative expenses	—	128,892	734	—	129,626
Other expense (income), net	(15)	4,403	384	—	4,772
Interest income	(76)	(1,055)	(42)	—	(1,173)
Interest expense	207	—	—	—	207
Equity in (earnings) loss of unconsolidated entities	174,865	(172,399)	(2,466)	—	—
Intercompany interest	1,459	(26)	(535)	—	898
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(176,648)	243,056	15,942	—	82,350
Income tax expense (benefit)	152	(4,393)	4,829	—	588
Income (loss) before equity in income (loss) of subsidiaries	(176,800)	247,449	11,113	—	81,762
Equity in income (loss) of subsidiaries	258,562	11,421	174,959	(444,942)	—
Net income (loss)	81,762	258,870	186,072	(444,942)	81,762
Other comprehensive income	48	—	—	—	48
Comprehensive income (loss)	$81,810	$258,870	$186,072	$(444,942)	$81,810

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$27,643	$(14,676)	$78,429	$—	$91,396
Cash flows from investing activities:
Distributions from unconsolidated entities	—	6,385	—	—	6,385
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	(6,390)	—	(6,390)
Change in restricted cash related to letters of credit	(1,991)	—	—	—	(1,991)
Proceeds from the sale of property and equipment	—	23	—	—	23
Capital expenditures	—	(16,466)	(1,399)		(17,865)
Net cash provided by (used in) investing activities	(1,991)	(10,058)	(7,798)	—	(19,847)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(69,828)	—	(69,828)
Other borrowings (repayments)	(249,765)	(248)	—	—	(250,013)
Stock option exercises	5,295	—	—	—	5,295
Stock repurchases	(50,105)	—	—	—	(50,105)
Dividends paid	(19,065)	—	—	—	(19,065)
Intercompany activities, net	287,509	(213,246)	(74,263)		—
Net cash provided by (used in) financing activities	(26,131)	(213,494)	(144,091)	—	(383,716)
Net increase (decrease) in cash and equivalents	(479)	(238,228)	(73,460)	—	(312,167)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$261,885	$950,771	$55,506	$—	$1,268,162

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

The overall housing market continues to exhibit a combination of low interest rates and affordable home prices that have kept monthly mortgage payments affordable relative to historical levels and the rental market. In addition to higher sales volumes in many parts of the U.S., house prices have also been increasing as the result of increased demand for new homes and low supplies of existing and new home inventory in many markets. These factors combined to result in our eighth consecutive quarter with income before income taxes.

Our net new orders declined 6% in the first quarter of 2014 compared to the first quarter of 2013. This decline was primarily the result of having 10% fewer active communities compared to the prior year, which is the result of the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy. We will continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital. We expect that this approach will continue to result in a moderation in our net new order volume in the short-term relative to overall growth in the U.S. homebuilding industry. While we believe higher mortgage interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed in the long-term by other factors driving increased sales volume as overall new home sales in the U.S. remain low compared with historical levels.

Our improved financial results have allowed us to continue to enhance our financial position. We generated positive cash flow from operations in the first quarter via a combination of improved profitability and inventory management. Our improved financial position provided additional flexibility to retire debt early and increase our planned future investments in new communities, while also paying a dividend and selectively repurchasing our common shares. Specifically, we accomplished the following during the first quarter of 2014:

•	Increased our gross margins to 23.8%, an improvement of 580 bps over first quarter 2013;

•	Proactively reduced our outstanding debt by $245.7 million;

•	Returned capital to shareholders by repurchasing 2.2 million common shares for $44.6 million and paying a quarterly dividend of $0.05 per common share totaling $19.1 million; and

•	Increased our land investment spending to support future growth.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Income before income taxes:
Homebuilding	$108,435	$68,037
Financial Services	21,594	14,313
Income before income taxes	130,029	82,350
Income tax expense	55,210	588
Net income	$74,819	$81,762
Per share data - assuming dilution:
Net income	$0.19	$0.21

•
Homebuilding income before income taxes for the three months ended March 31, 2014 improved compared to the prior year period, primarily as the result of higher gross margins. Partially offsetting these improved results were lower revenues as well as losses totaling $8.6 million resulting from the retirement of $245.7 million of senior notes prior to their scheduled maturity dates.

•
The increased Financial Services income in 2014 compared to the prior year resulted primarily from a reduction in loan origination liabilities of $18.6 million partially offset by lower loan pricing due to increased industry competition.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2014	2014 vs. 2013	2013
Home sale revenues	$1,088,015	(1)%	$1,099,752
Land sale revenues	5,984	(77)%	26,131
Total Homebuilding revenues	1,093,999	(3)%	1,125,883
Home sale cost of revenues (a)	828,603	(8)%	901,470
Land sale cost of revenues	5,011	(77)%	22,018
Selling, general and administrative expenses ("SG&A")	144,887	12%	129,626
Equity in (earnings) loss of unconsolidated entities	(5,870)	(734)%	926
Other expense, net (b)	13,831	190%	4,772
Interest income, net	(898)	(7)%	(966)
Income before income taxes	$108,435	59%	$68,037
Supplemental data:
Gross margin from home sales	23.8%	580 bps	18.0%
SG&A as a percentage of home sale revenues	13.3%	150 bps	11.8%
Closings (units)	3,436	(10)%	3,833
Average selling price	$317	10%	$287
Net new orders:
Units	4,863	(6)%	5,200
Dollars (c)	$1,608,406	2%	$1,581,965
Cancellation rate	12%		13%
Active communities at March 31	584	(10)%	650
Backlog at March 31:
Units	7,199	(8)%	7,825
Dollars	$2,422,187	0%	$2,413,753

(a)	Includes the amortization of capitalized interest.

(b)	Includes losses on debt retirements totaling $8.6 million for the three months ended March 31, 2014.

(c)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2014 were lower than the prior year period by $11.7 million, or 1%. The decrease was attributable to a 10% decrease in closings, offset by a 10% increase in average selling price. The decrease in closings for the three months ended March 31, 2014 resulted primarily from having 10% fewer active communities compared to the prior year, which is the result of the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy. The increase in average selling price occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up and active adult buyers and improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums.

Home sale gross margins

Home sale gross margins were 23.8% for the three months ended March 31, 2014, compared to 18.0% for the three months ended March 31, 2013, an improvement of 580 bps. The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in the three months ended March 31, 2014 compared with the prior year period. These improved gross margins reflect a combination of factors, including an improved pricing environment, shifts in the product mix of homes closed toward move-up and active adult buyers, better alignment of our product offering with consumer demand, contributions from our strategic pricing and house cost reduction initiatives, and lower amortized interest costs (3.7% of sales for the first quarter of 2014 compared to 4.9% in the prior year quarter).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.0 million for the three months ended March 31, 2014, compared to $4.1 million for the three months ended March 31, 2013.

SG&A

SG&A as a percentage of home sale revenues was 13.3% for the three months ended March 31, 2014, compared with 11.8% for the three months ended March 31, 2013. The gross dollar amount of our SG&A increased $15.3 million or 12% for the three months ended March 31, 2014. The increase in gross overhead dollars was primarily due to increased headcount as well as higher costs in conjunction with the planned opening of a number of new communities.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(5.9) million for the three months ended March 31, 2014, compared with $0.9 million for the three months ended March 31, 2013. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2014	2013
Write-offs of deposits and pre-acquisition costs (Note 2)	$1,464	$341
Loss on debt retirements (Note 8)	8,584	—
Amortization of intangible assets	3,275	3,275
Miscellaneous expense, net	508	1,156
	$13,831	$4,772

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Interest income, net

Interest income, net for the three months ended March 31, 2014 was essentially even with the prior year quarter based on the level of invested cash balances and returns on invested cash.

Net new orders

Net new orders decreased 6% for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, primarily due to selling from 10% fewer active communities in 2014 (584 at March 31, 2014). The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 12% for the three months ended March 31, 2014, compared to 13% for the three months ended March 31, 2013. Ending backlog, which represents orders for homes that have not yet closed, decreased 8% at March 31, 2014 compared with March 31, 2013 as measured in units but remained relatively flat when compared to the prior year period as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Sold	4,134	4,633
Unsold
Under construction	641	676
Completed	346	384
	987	1,060
Models	1,005	1,111
Total	6,126	6,804

The number of homes in production at March 31, 2014 was 10% lower than at March 31, 2013, primarily due to a decrease in the sold homes in production and a slight reduction in homes unsold to customers ("spec homes") and models. The decrease in sold homes in production resulted from the decrease in net new orders and backlog and is consistent with the lower active community count. Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused on reducing the level of our spec home inventory, especially our completed specs ("final specs"). As a result, our unsold homes in production at March 31, 2014 was 7% lower than at March 31, 2013.

Controlled lots

The following is a summary of our lots under control at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	7,194	4,287	11,481	7,423	2,762	10,185
Southeast	12,564	3,971	16,535	12,702	4,296	16,998
Florida	22,027	7,536	29,563	21,805	6,956	28,761
Texas	12,136	5,975	18,111	12,038	3,860	15,898
North	11,618	7,920	19,538	11,785	7,952	19,737
Southwest	29,607	2,995	32,602	29,459	2,440	31,899
Total	95,146	32,684	127,830	95,212	28,266	123,478

Developed (%)	25%	16%	23%	24%	18%	23%

Of our controlled lots, 95,146 and 95,212 were owned and 32,684 and 28,266 were under land option agreements at March 31, 2014 and December 31, 2013, respectively. While competition for well-positioned land has increased, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively. The remaining purchase price under our land option agreements totaled $1.6 billion at March 31, 2014. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $98.8 million, of which only $8.7 million is refundable.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of March 31, 2014, we conducted our operations in approximately 50 markets located throughout 27 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2014	2014 vs. 2013	2013
Home sale revenues:
Northeast	$140,211	6%	$132,573
Southeast	182,548	7%	169,891
Florida	189,632	25%	151,137
Texas	174,169	(5)%	183,777
North	240,546	7%	225,602
Southwest	160,909	(32)%	236,772
	$1,088,015	(1)%	$1,099,752
Income (loss) before income taxes:
Northeast	$17,495	45%	$12,072
Southeast	25,479	39%	18,328
Florida	34,356	69%	20,280
Texas	22,982	8%	21,210
North	30,740	50%	20,552
Southwest	28,562	(15)%	33,791
Other homebuilding (a)	(51,179)	(12)%	(58,196)
	$108,435	59%	$68,037
Closings (units):
Northeast	343	14%	302
Southeast	647	(1)%	651
Florida	567	(3)%	583
Texas	781	(13)%	897
North	630	(5)%	666
Southwest	468	(36)%	734
	3,436	(10)%	3,833
Average selling price:
Northeast	$409	(7)%	$439
Southeast	282	8%	261
Florida	334	29%	259
Texas	223	9%	205
North	382	13%	339
Southwest	344	7%	323
	$317	10%	$287

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. During the three months ended March 31, 2014, Other homebuilding also included losses on debt retirements totaling $8.6 million.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2014	2014 vs. 2013	2013
Net new orders - units:
Northeast	444	(22)%	571
Southeast	824	(14)%	959
Florida	850	6%	804
Texas	1,172	9%	1,080
North	892	(8)%	969
Southwest	681	(17)%	817
	4,863	(6)%	5,200
Net new orders - dollars:
Northeast	$204,615	(16)%	$243,055
Southeast	248,217	(6)%	264,009
Florida	284,236	21%	235,521
Texas	261,196	12%	233,350
North	372,570	8%	344,547
Southwest	237,572	(9)%	261,483
	$1,608,406	2%	$1,581,965
Cancellation rates:
Northeast	8%		9%
Southeast	11%		9%
Florida	7%		11%
Texas	15%		20%
North	9%		10%
Southwest	17%		14%
	12%		13%
Unit backlog:
Northeast	722	(19)%	891
Southeast	1,230	1%	1,219
Florida	1,196	(7)%	1,286
Texas	1,641	—%	1,638
North	1,475	(6)%	1,570
Southwest	935	(23)%	1,221
	7,199	(8)%	7,825
Backlog dollars:
Northeast	$339,643	(12)%	$387,334
Southeast	371,268	7%	346,774
Florida	403,438	8%	373,517
Texas	373,222	8%	344,197
North	597,505	6%	565,686
Southwest	337,111	(15)%	396,245
	$2,422,187	0%	$2,413,753

Northeast

For the first quarter of 2014, Northeast home sale revenues increased 6% compared with the prior year period due to a 14% increase in closings partially offset by a 7% decrease in the average selling price. The increase in closings was concentrated in New England and resulted from an increase in active communities. The decrease in average selling price occurred in the Northeast Corridor and Mid-Atlantic and resulted primarily from the mix of closings. The increased income before income taxes was due to higher revenues and improved gross margins. Net new orders decreased 22%, mainly due to lower order levels in the Northeast Corridor due to fewer active communities.

Southeast

For the first quarter of 2014, Southeast home sale revenues increased 7% compared with the prior year period due to an 8% increase in the average selling price offset in part by a 1% decrease in closings. The decrease in closing volumes was concentrated in Tennessee and Raleigh. The increase in average selling price was most apparent in Tennessee. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 14%, mainly due to lower order levels in Tennessee and Charlotte due to fewer active communities.

Florida

Florida home sale revenues increased 25% during the first quarter of 2014 compared with the prior year period due to a 29% increase in the average selling price, based on the mix closings, offset in part by a 3% decrease in closings. The increase in average selling price occurred in both North and South Florida while the decrease in closings was concentrated in North Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 6% due to an increase in active communities in South Florida.

Texas

For the first quarter of 2014, Texas home sale revenues decreased 5% compared with the prior year period due to a 13% decrease in closings partially offset by a 9% increase in the average selling price. The decrease in closings was concentrated in Central Texas and Dallas while the increase in average selling price occurred across all local divisions. The increased income before income taxes for the quarter resulted from the improved gross margins. Net new orders increased by 9%, despite fewer active communities in each division.

North

For the first quarter of 2014, North home sale revenues increased 7% compared with the prior year period due to a 13% increase in average selling price and a 5% decrease in closings. The decrease in closing volumes was primarily due to a significant decrease in the Pacific Northwest. The increase in average selling price was due to increases across substantially all divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in substantially all divisions. Net new orders decreased by 8% compared with the prior year period mainly due to a decrease in Northern California, as we purposely slowed sales pace in a number of communities by raising prices and limiting lot releases.

Southwest

For the first quarter of 2014, Southwest home sale revenues decreased 32% compared with the prior year period due to a 36% decrease in closings, offset in part by a 7% increase in average selling price. The decrease in closings was mainly due to decreases in Southern California and Arizona and resulted from fewer active communities and less favorable market conditions. While market conditions remain good in the Southwest, activity has slowed from the very favorable conditions that existed in the first half of 2013. The increase in average selling price occurred across all divisions. The decrease in income before income taxes resulted from improved gross margins. Net new orders decreased by 17% compared with the prior year period, primarily due to fewer active communities in Arizona.

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

	Three Months Ended
	March 31,
	2014	2014 vs. 2013	2013
Mortgage operations revenues	$19,336	(38)%	$31,011
Title services revenues	5,559	(5)%	5,862
Total Financial Services revenues	24,895	(32)%	36,873
Expenses	3,322	(85)%	22,588
Equity in (earnings) loss of unconsolidated entities	(21)	(25)%	(28)
Income before income taxes	$21,594	51%	$14,313
Total originations:
Loans	2,114	(22)%	2,722
Principal	$495,529	(20)%	$621,997
Supplemental data:
Capture rate	78.2%		82.3%
Average FICO score	746		745
Loan application backlog	$1,314,417	(9)%	$1,451,621
Agency production for funded originations	95%		98%
FHA agency production	13%		19%

Revenues

Total Financial Services revenues for the three months ended March 31, 2014 decreased 32% compared to the respective prior year period. This decrease is primarily attributable to lower origination volume due to the lower home closings in our Homebuilding operations for the period and lower capture rate combined with lower revenues per loan resulting from the increased competitiveness in the mortgage industry that has occurred beginning in 2013.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three months ended March 31, 2014 and 2013 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, historically low interest rates and the challenging regulatory environment has contributed to profitability by reducing the overall level of pricing competition in the market. Recently, however, competition has increased in the industry, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and more challenging pricing environment, to continue for the foreseeable future.

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

In recent years, we experienced a significant increase in losses related to repurchase requests as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Activity in the first quarter of 2014 reflected a reduction of $18.6 million in liabilities based on our evaluation of required reserves in light of recent settlements of various pending repurchase requests and current conditions. This reduction was reflected as a decrease to Financial Services expenses in the above table and in the consolidated statement of operations. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

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

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rate in 2013 was not correlated to the amount of our income or loss before income taxes.
At September 30, 2013, we evaluated evidence related to the need for a valuation allowance against our deferred tax assets and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter of 2013. As a result, our tax provision for the first quarter of 2014 reflects a more normalized effective tax rate while our tax provision for the first quarter of 2013 consisted primarily of changes in our unrecognized tax benefits. Also in the first quarter of 2014, certain states enacted changes to tax laws that impacted the value of our deferred tax assets. The expected impact of such changes was recorded to income tax expense during the period.

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

At March 31, 2014, we had unrestricted cash and equivalents of $1.3 billion and senior notes of $1.8 billion. We also had restricted cash balances of $75.6 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 28.0% at March 31, 2014.

During the three months ended March 31, 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $62.4 million were outstanding under these agreements at March 31, 2014. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $99.4 million were outstanding under this facility at March 31, 2014. We believe we have adequate liquidity to meet our future letter of credit needs upon expiration of this facility.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2014, Pulte Mortgage had $35.8 million outstanding under the Repurchase Agreement. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase programs

During the three months ended March 31, 2014, we declared a cash dividend of $0.05 per common share.

During the three months ended March 31, 2014, we repurchased 2.2 million shares under our share repurchase authorization for a total of $44.6 million. At March 31, 2014, we had remaining authorization to repurchase $189.7 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2014, was $91.4 million, compared with net cash provided by operating activities of $270.6 million for the three months ended March 31, 2013. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the three months ended March 31, 2014, was primarily due to our pretax income of $130.0 million combined with a net increase in inventories of $68.8 million resulting from increased investment, a seasonal reduction of $76.4 million in residential mortgage loans available-for-sale, and an increase in accrued and other liabilities of $83.9 million resulting primarily from payment of certain annual items. Our positive cash flow from operations for the three months ended March 31, 2013, was mainly due to our changes in working capital, including a net decrease in inventory and an increase in accrued and other liabilities, combined with our pretax income for the period.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the three months ended March 31, 2014 was $19.8 million, compared with net cash provided by investing activities of $1.2 million for the three months ended March 31, 2013. The negative cash flow from investing activities for the three months ended March 31, 2014 was primarily due to capital expenditures.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2014 totaled $383.7 million, compared with net cash used by financing activities of $81.3 million for the three months ended March 31, 2013. The negative cash flow from financing activities for the three months ended March 31, 2014 resulted primarily from the early retirement of $245.7 million of senior notes, the repurchase of 2.2 million common shares for $44.6 million, payment of $19.1 million in cash dividends, and net repayments of $69.8 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the aforementioned early retirement of senior notes.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2014, we had outstanding letters of credit totaling $161.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $960.7 million at March 31, 2014, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2014, these agreements had an aggregate remaining purchase price of $1.6 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At March 31, 2014, we recorded assets of $22.2 million as land, not owned, under option agreements.

At March 31, 2014, aggregate outstanding debt of unconsolidated joint ventures was $16.9 million, of which our proportionate share was $6.5 million. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of March 31, 2014, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of March 31, 2014 for the Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$237,994	$465,245	$123,000	$—	$1,000,000	$1,826,239	$1,891,326
Average interest rate	—%	5.25%	6.50%	7.63%	—%	6.71%	6.53%

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2014 to January 31, 2014	—	$—	—	$234,290	(2)
February 1, 2014 to February 28, 2014	622,009	$20.06	352,300	$227,150	(2)
March 1, 2014 to March 31, 2014	1,889,342	$19.91	1,883,000	$189,655	(2)
Total	2,511,351	$19.95	2,235,300

(1)
During the first quarter of 2014, a total of 276,051 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the $250 million share repurchase authorization announced in July 2013, we have repurchased a total of 3,092,700 shares for a total of $60.3 million. The share repurchase authorization has $189.7 million remaining as of March 31, 2014. There is no expiration date for this program.

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
Second Amendment to Master Repurchase Agreement dated as of January 9, 2014 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 13, 2014)

(b)
Third Amendment to Master Repurchase Agreement dated as of January 24, 2014 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10(ai) of our Annual Report on Form 10-K for the year ended December 31, 2013)

	(c)	Form of Restricted Stock Unit Award Agreement under PulteGroup, Inc. 2013 Stock Incentive Plan (Filed herewith)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 24, 2014