Form 10-Q
period 2014-06-30
PULTEGROUP INC/MI/
filed 2014-07-24
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTEGROUP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Road NE, Suite 150
Atlanta, Georgia 30326
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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of July 18, 2014: 375,945,651 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,170,934	$1,580,329
Restricted cash	101,607	72,715
House and land inventory	4,197,121	3,978,561
Land held for sale	80,328	61,735
Land, not owned, under option agreements	27,294	24,024
Residential mortgage loans available-for-sale	221,607	287,933
Investments in unconsolidated entities	40,131	45,323
Other assets	496,990	460,621
Intangible assets	129,598	136,148
Deferred tax assets, net	2,001,726	2,086,754
	$8,467,336	$8,734,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $37,147 and $35,827 in 2014 and 2013, respectively	$253,915	$202,736
Customer deposits	206,991	134,858
Accrued and other liabilities	1,301,186	1,377,750
Income tax liabilities	193,146	206,015
Financial Services debt	58,506	105,664
Senior notes	1,815,548	2,058,168
	3,829,292	4,085,191

Shareholders' equity	4,638,044	4,648,952

	$8,467,336	$8,734,143

Note: The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Homebuilding
Home sale revenues	$1,246,462	$1,219,675	$2,334,477	$2,319,427
Land sale revenues	8,527	20,385	14,511	46,516
	1,254,989	1,240,060	2,348,988	2,365,943
Financial Services	31,198	39,362	56,093	76,235
Total revenues	1,286,187	1,279,422	2,405,081	2,442,178

Homebuilding Cost of Revenues:
Home sale cost of revenues	952,692	990,818	1,781,295	1,892,288
Land sale cost of revenues	6,832	20,710	11,843	42,728
	959,524	1,011,528	1,793,138	1,935,016
Financial Services expenses	22,114	23,035	25,436	45,623
Selling, general and administrative expenses	229,767	150,531	374,655	280,157
Other expense, net	9,324	57,339	23,155	62,111
Interest income	(1,115)	(1,112)	(2,226)	(2,285)
Interest expense	203	166	416	373
Equity in (earnings) loss of unconsolidated entities	(1,311)	(395)	(7,202)	503
Income before income taxes	67,681	38,330	197,709	120,680
Income tax expense	25,801	1,913	81,010	2,501
Net income	$41,880	$36,417	$116,699	$118,179

Per share:
Basic earnings	$0.11	$0.09	$0.31	$0.31
Diluted earnings	$0.11	$0.09	$0.30	$0.30
Cash dividends declared	$0.05	$—	$0.10	$—

Number of shares used in calculation:
Basic	376,072	385,389	377,410	384,813
Effect of dilutive securities	3,592	5,791	3,703	5,943
Diluted	379,664	391,180	381,113	390,756

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$41,880	$36,417	$116,699	$118,179

Other comprehensive income, net of tax:
Change in value of derivatives	21	148	61	196
Other comprehensive income	21	148	61	196

Comprehensive income	$41,901	$36,565	$116,760	$118,375

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	532	5	5,784	—	—	5,789
Stock awards, net of cancellations	(68)	(1)	1	—	—	—
Dividends declared	—	—	—	—	(37,979)	(37,979)
Stock repurchases	(5,311)	(53)	—	—	(103,658)	(103,711)
Stock-based compensation	—	—	8,874	—	19	8,893
Excess tax benefits (deficiencies) from share-based awards	—	—	(660)	—	—	(660)
Net income	—	—	—	—	116,699	116,699
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, June 30, 2014	376,453	$3,764	$3,066,015	$(734)	$1,568,999	$4,638,044

Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,357	14	18,530	—	—	18,544
Stock awards, net of cancellations	719	7	(7)	—	—	—
Stock repurchases	(331)	(3)	(2,593)	—	(3,851)	(6,447)
Stock-based compensation	—	—	8,127	—	—	8,127
Net income	—	—	—	—	118,179	118,179
Other comprehensive income	—	—	—	196	—	196
Shareholders' Equity, June 30, 2013	388,353	$3,884	$3,054,946	$(796)	$(729,819)	$2,328,215

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$116,699	$118,179
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	85,028	—
Depreciation and amortization	18,904	15,084
Stock-based compensation expense	16,797	15,765
Equity in (earnings) loss of unconsolidated entities	(7,202)	503
Distributions of earnings from unconsolidated entities	4,777	1,298
Loss on debt retirements	8,584	23,072
Other non-cash, net	6,649	8,986
Increase (decrease) in cash due to:
Restricted cash	(726)	1,285
Inventories	(249,861)	32,920
Residential mortgage loans available-for-sale	64,672	81,336
Other assets	(15,709)	(32,607)
Accounts payable, accrued and other liabilities	38,539	67,463
Income tax liabilities	(12,869)	1,781
Net cash provided by (used in) operating activities	74,282	335,065
Cash flows from investing activities:
Distributions from unconsolidated entities	7,577	200
Investments in unconsolidated entities	(9)	(807)
Net change in loans held for investment	(6,791)	18
Change in restricted cash related to letters of credit	(28,166)	4,222
Proceeds from the sale of property and equipment	98	9
Capital expenditures	(33,021)	(11,017)
Net cash provided by (used in) investing activities	(60,312)	(7,375)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(47,158)	(78,929)
Other borrowings (repayments)	(240,133)	(452,950)
Stock option exercises	5,789	18,544
Stock repurchases	(103,711)	(6,447)
Dividends paid	(38,152)	—
Net cash provided by (used in) financing activities	(423,365)	(519,782)
Net increase (decrease) in cash and equivalents	(409,395)	(192,092)
Cash and equivalents at beginning of period	1,580,329	1,404,760
Cash and equivalents at end of period	$1,170,934	$1,212,668

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(328)	$2,309
Income taxes paid (refunded), net	$(2,487)	$(2,471)
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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at June 30, 2014 and December 31, 2013 also included $9.7 million and $3.7 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Write-off of deposits and pre-acquisition costs	$1,688	$250	$3,152	$591
Loss on debt retirements (Note 8)	—	23,072	8,584	23,072
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense, net (a)	4,361	30,742	4,869	31,898
	$9,324	$57,339	$23,155	$62,111

(a)	Includes a charge of $30.0 million during the three and six months ended June 30, 2013 resulting from a contractual dispute related to a previously completed luxury community.

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	June 30, 2014	December 31, 2013
Notes receivable, gross	$57,390	$59,995
Allowance for credit losses	(27,365)	(27,051)
Notes receivable, net	$30,025	$32,944

We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 7.1 million and 7.3 million stock options and other potentially dilutive instruments for the three and six months ended June 30, 2014, respectively, and 10.3 million and 10.5 million stock options and other potentially dilutive instruments for the three and six months ended June 30, 2013, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$41,880	$36,417	$116,699	$118,179
Less: earnings distributed to participating securities	(130)	—	(263)	—
Less: undistributed earnings allocated to participating securities	(159)	—	(546)	—
Numerator for basic earnings per share	$41,591	$36,417	$115,890	$118,179
Add back: undistributed earnings allocated to participating securities	159	—	546	—
Less: undistributed earnings reallocated to participating securities	(157)	—	(540)	—
Numerator for diluted earnings per share	$41,593	$36,417	$115,896	$118,179

Denominator:
Basic shares outstanding	376,072	385,389	377,410	384,813
Effect of dilutive securities	3,592	5,791	3,703	5,943
Diluted shares outstanding	379,664	391,180	381,113	390,756

Earnings per share:
Basic	$0.11	$0.09	$0.31	$0.31
Diluted	$0.11	$0.09	$0.30	$0.30

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE typically have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, cancellations of land option agreements have resulted in write-offs of the related deposits and pre-acquisition costs but have not exposed us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation at either June 30, 2014 or December 31, 2013.

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $27.3 million and $24.0 million at June 30, 2014 and December 31, 2013, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of June 30, 2014 and December 31, 2013 ($000’s omitted):

	June 30, 2014			December 31, 2013
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$50,248	$696,273	$7,483	$40,486	$661,158	$8,167
Other land options	65,236	948,278	19,811	50,548	729,128	15,857
	$115,484	$1,644,551	$27,294	$91,034	$1,390,286	$24,024

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At June 30, 2014 and December 31, 2013, residential mortgage loans available-for-sale had an aggregate fair value of $221.6 million and $287.9 million, respectively, and an aggregate outstanding principal balance of $213.2 million and $278.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.8 million and $(2.0) million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $(1.8) million for the six months ended June 30, 2014 and 2013. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $17.5 million and $24.4 million for the three months ended June 30, 2014 and 2013, respectively, and $30.5 million and $48.3 million for the six months ended June 30, 2014 and 2013, respectively, and have been included in Financial Services revenues.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and closed loans. We do not enter into any derivative financial instruments for trading purposes.

At June 30, 2014 and December 31, 2013, we had aggregate interest rate lock commitments of $260.3 million and $175.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At June 30, 2014 and December 31, 2013, we had unexpired forward contracts of $405.0 million and $381.5 million, respectively, and whole loan investor commitments of $34.1 million and $31.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	June 30, 2014		December 31, 2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$7,761	$81	$3,628	$489
Forward contracts	234	4,080	4,374	34
Whole loan commitments	42	171	189	84
	$8,037	$4,332	$8,191	$607

New accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning January 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for the Company for fiscal and interim periods beginning January 1, 2017 and early application is not permitted. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, cash flows, and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” ("ASU 2014-11"), which makes limited amendments to ASC 860, "Transfers and Servicing." The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for the Company for fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, cash flows, and disclosures.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	June 30, 2014	December 31, 2013
Homes under construction	$1,308,724	$1,042,147
Land under development	2,113,885	2,189,387
Raw land	774,512	747,027
	$4,197,121	$3,978,561

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

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest in inventory, beginning of period	$225,619	$320,859	$230,922	$331,880
Interest capitalized	31,455	39,909	66,768	82,565
Interest expensed	(46,471)	(62,193)	(87,087)	(115,870)
Interest in inventory, end of period	$210,603	$298,575	$210,603	$298,575
Interest incurred (a)	$31,455	$39,909	$66,768	$82,565

(a)	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

Land impairments

We record land impairment valuation adjustments to our communities within Homebuilding home sale cost of revenues. Our evaluations for impairments are based on our best estimates of the future cash flows of our communities. However, if conditions in our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs. There were no significant impairments during the three and six months ended June 30, 2014 or 2013.

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development.

Land held for sale was as follows ($000’s omitted):

	June 30, 2014	December 31, 2013
Land held for sale, gross	$88,221	$70,003
Net realizable value reserves	(7,893)	(8,268)
Land held for sale, net	$80,328	$61,735

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Northeast	$153,920	$163,687	$294,936	$296,443
Southeast	232,217	197,848	414,765	367,774
Florida	205,368	183,393	395,660	335,276
Texas	204,297	214,032	379,138	404,075
North	282,581	256,500	523,592	482,306
Southwest	176,606	224,600	340,897	480,069
	1,254,989	1,240,060	2,348,988	2,365,943
Financial Services	31,198	39,362	56,093	76,235
Consolidated revenues	$1,286,187	$1,279,422	$2,405,081	$2,442,178

Income (loss) before income taxes:
Northeast	$19,809	$16,582	$37,304	$28,654
Southeast	38,265	22,796	63,744	41,124
Florida	42,254	25,597	76,610	45,877
Texas	31,240	25,694	54,222	46,904
North	37,360	26,077	68,100	46,629
Southwest	23,824	36,609	52,386	70,400
Other homebuilding (a)	(134,179)	(131,384)	(185,359)	(189,580)
	58,573	21,971	167,007	90,008
Financial Services	9,108	16,359	30,702	30,672
Consolidated income before income taxes	$67,681	$38,330	$197,709	$120,680

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014 and $23.1 million for the three and six months ended June 30, 2013; a charge totaling $84.5 million to increase insurance reserves for the three and six months ended June 30, 2014; costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively, and $13.5 million for the three and six months ended June 30, 2013; and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million for the three and six months ended June 30, 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$242,518	$275,030	$106,213	$623,761	$730,876
Southeast	176,243	292,703	116,036	584,982	615,500
Florida	163,282	298,765	106,465	568,512	669,725
Texas	152,508	241,428	66,769	460,705	511,751
North	347,951	295,624	121,830	765,405	847,010
Southwest	189,316	526,285	210,447	926,048	997,959
Other homebuilding (a)	36,906	184,050	46,752	267,708	3,790,881
	1,308,724	2,113,885	774,512	4,197,121	8,163,702
Financial Services	—	—	—	—	303,634
	$1,308,724	$2,113,885	$774,512	$4,197,121	$8,467,336

	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Texas	130,398	223,979	57,480	411,857	466,198
North	227,537	350,239	78,945	656,721	716,239
Southwest	159,350	512,164	201,659	873,173	940,462
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	June 30, 2014	December 31, 2013
Investments in joint ventures with debt non-recourse to PulteGroup	$26,504	$26,532
Investments in other active joint ventures	13,627	18,791
Total investments in unconsolidated entities	$40,131	$45,323

Total joint venture debt	$20,376	$12,408

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$833	$750
Joint venture debt non-recourse to PulteGroup	7,489	3,654
PulteGroup's total proportionate share of joint venture debt	$8,322	$4,404

We recognized (income) expense from unconsolidated joint ventures of $(1.3) million and $(0.4) million during the three months ended June 30, 2014 and 2013, respectively, and $(7.2) million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we made capital contributions of $0.0 million and $0.8 million, respectively, and received capital and earnings distributions of $12.4 million and $1.5 million, respectively.

The timing of cash obligations under a joint venture and any related financing agreements varies by agreement. If additional capital contributions are required and approved, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

5. Shareholders’ equity

During the six months ended June 30, 2014, we repurchased 5.0 million shares under our repurchase authorization for a total of $97.6 million. Such repurchases are reflected as reductions of common stock and retained earnings. At June 30, 2014, we had remaining authorization to repurchase $136.7 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2014 and 2013, employees surrendered shares valued at $6.1 million and $6.4 million, respectively, under these plans. Such share transactions are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rate in 2013 was not correlated to the amount of our income before income taxes. Our tax provisions for all periods presented in 2014 reflect a more normalized effective tax rate. Our tax provision for the six months ended June 30, 2013 consisted primarily of changes in our unrecognized tax benefits.

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

The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  Certain states enacted changes to tax laws that impacted the value of our deferred tax assets in the first half of 2014. The estimated impact of such changes was recorded to income tax expense during the period.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At June 30, 2014, we had $159.7 million of gross unrecognized tax benefits and $35.4 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $127.9 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2014	December 31, 2013

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$221,607	$287,933
Interest rate lock commitments	Level 2	7,680	3,139
Forward contracts	Level 2	(3,846)	4,340
Whole loan commitments	Level 2	(129)	105

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,272,541	$1,653,044
Financial Services debt	Level 2	58,506	105,664
Senior notes	Level 2	$1,910,989	2,070,744

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. There were no material amounts of such assets at either June 30, 2014 or December 31, 2013.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion at June 30, 2014 and $2.1 billion at December 31, 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2014	December 31, 2013
5.20% unsecured senior notes due February 2015 (a)	$—	$95,633
5.25% unsecured senior notes due June 2015 (a)	234,769	233,085
6.50% unsecured senior notes due May 2016 (a)	460,795	459,581
7.625% unsecured senior notes due October 2017 (b)	122,707	122,663
7.875% unsecured senior notes due June 2032 (a)	299,217	299,196
6.375% unsecured senior notes due May 2033 (a)	398,604	398,567
6.00% unsecured senior notes due February 2035 (a)	299,456	299,443
7.375% unsecured senior notes due June 2046 (a)	—	150,000
Total senior notes – carrying value (c)	$1,815,548	$2,058,168
Estimated fair value	$1,910,989	$2,070,744

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.
Debt retirement

During the six months ended June 30, 2014 and 2013, we retired prior to their scheduled maturity dates senior notes totaling $245.7 million and $434.4 million, respectively, and recorded losses related to these transactions totaling $8.6 million and $23.1 million, respectively. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $86.9 million and $58.7 million were outstanding under these agreements at June 30, 2014 and December 31, 2013, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash. We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $107.2 million and $124.4 million were outstanding under this facility at June 30, 2014 and December 31, 2013, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

On July 23, 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on July 21, 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined.  The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of the execution date, we were in compliance with all covenants. Outstanding loans under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.  We intend to use the Revolving Credit Facility as our primary source for letters of credit.

Financial Services

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $58.5 million and $105.7 million outstanding under the Repurchase Agreement at June 30, 2014 and December 31, 2013, respectively, and was in compliance with all of its covenants and requirements as of those dates.

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

Activity in the first six months of 2014 reflected a reduction of $18.6 million in liabilities based on our evaluation of required reserves in light of recent settlements of various pending repurchase requests and current conditions. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Liabilities, beginning of period	$102,972	$162,468	$124,956	$164,280
Reserves provided and adjustments	—	—	(18,604)	—
Payments	(40,265)	(8,047)	(43,645)	(9,859)
Liabilities, end of period	$62,707	$154,421	$62,707	$154,421

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it had been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions, which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. We cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with similar indemnity provisions that include an aggregate $116 million of loans originated by Centex's mortgage subsidiary, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $194.1 million and $973.9 million, respectively, at June 30, 2014, and $183.1 million and $958.3 million, respectively, at December 31, 2013. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warranty liabilities, beginning of period	$61,632	$63,152	$63,992	$64,098
Reserves provided	11,881	10,687	20,661	20,757
Payments	(10,837)	(10,744)	(21,912)	(21,780)
Other adjustments	(690)	(1,181)	(755)	(1,161)
Warranty liabilities, end of period	$61,986	$61,914	$61,986	$61,914

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $746.4 million at June 30, 2014, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 75% of the total general liability reserves at June 30, 2014. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. Because the majority of our reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

During the three months ended June 30, 2014, we recorded additional reserves totaling $84.5 million, which is reflected in "Reserves provided" in the below table. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims.

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$664,411	$717,024	$668,100	$721,284
Reserves provided	101,427	16,357	116,281	30,827
Payments	(19,392)	(25,239)	(37,935)	(43,969)
Balance, end of period	$746,446	$708,142	$746,446	$708,142

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$229,437	$883,148	$58,349	$—	$1,170,934
Restricted cash	86,865	2,650	12,092	—	101,607
House and land inventory	—	4,196,250	871	—	4,197,121
Land held for sale	—	79,294	1,034	—	80,328
Land, not owned, under option agreements	—	27,294	—	—	27,294
Residential mortgage loans available- for-sale	—	—	221,607	—	221,607
Investments in unconsolidated entities	71	36,008	4,052	—	40,131
Other assets	33,546	394,187	69,257	—	496,990
Intangible assets	—	129,598	—	—	129,598
Deferred tax assets, net	1,989,109	17	12,600	—	2,001,726
Investments in subsidiaries and intercompany accounts, net	4,367,644	321,859	5,602,526	(10,292,029)	—
	$6,706,672	$6,070,305	$5,982,388	$(10,292,029)	$8,467,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$59,933	$1,523,482	$178,677	$—	$1,762,092
Income tax liabilities	193,147	(1)	—	—	193,146
Financial Services debt	—	—	58,506	—	58,506
Senior notes	1,815,548	—	—	—	1,815,548
Total liabilities	2,068,628	1,523,481	237,183	—	3,829,292
Total shareholders’ equity	4,638,044	4,546,824	5,745,205	(10,292,029)	4,638,044
	$6,706,672	$6,070,305	$5,982,388	$(10,292,029)	$8,467,336

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,246,462	$—	$—	$1,246,462
Land sale revenues	—	8,527	—	—	8,527
	—	1,254,989	—	—	1,254,989
Financial Services	—	357	30,841	—	31,198
	—	1,255,346	30,841	—	1,286,187
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	952,692	—	—	952,692
Land sale cost of revenues	—	6,832	—	—	6,832
	—	959,524	—	—	959,524
Financial Services expenses	197	81	21,836	—	22,114
Selling, general and administrative expenses	—	229,146	621	—	229,767
Other expense (income), net	(16)	9,117	223	—	9,324
Interest income	(118)	(994)	(3)	—	(1,115)
Interest expense	203	—	—	—	203
Equity in (earnings) loss of unconsolidated entities	(1)	(1,288)	(22)	—	(1,311)
Intercompany interest	566	2,004	(2,570)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(831)	57,756	10,756	—	67,681
Income tax expense (benefit)	(3,795)	18,868	10,728	—	25,801
Income (loss) before equity in income (loss) of subsidiaries	2,964	38,888	28	—	41,880
Equity in income (loss) of subsidiaries	38,916	264	48,919	(88,099)	—
Net income (loss)	41,880	39,152	48,947	(88,099)	41,880
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$41,901	$39,152	$48,947	$(88,099)	$41,901

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,219,675	$—	$—	$1,219,675
Land sale revenues	—	20,385	—	—	20,385
	—	1,240,060	—	—	1,240,060
Financial Services	—	492	38,870	—	39,362
	—	1,240,552	38,870	—	1,279,422
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	990,818	—	—	990,818
Land sale cost of revenues	—	20,710	—	—	20,710
	—	1,011,528	—	—	1,011,528
Financial Services expenses	208	80	22,747	—	23,035
Selling, general and administrative expenses	—	149,975	556	—	150,531
Other expense (income), net	23,057	33,118	1,164	—	57,339
Interest income	(88)	(1,003)	(21)	—	(1,112)
Interest expense	166	—	—	—	166
Equity in (earnings) loss of unconsolidated entities	—	(319)	(76)	—	(395)
Intercompany interest	415	1	(416)	—	—

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(23,758)	47,172	14,916	—	38,330
Income tax expense (benefit)	(24)	(3,572)	5,509	—	1,913
Income (loss) before equity in income (loss) of subsidiaries	(23,734)	50,744	9,407	—	36,417
Equity in income (loss) of subsidiaries	60,151	10,555	26,502	(97,208)	—
Net income (loss)	36,417	61,299	35,909	(97,208)	36,417
Other comprehensive income	148	—	—	—	148
Comprehensive income (loss)	$36,565	$61,299	$35,909	$(97,208)	$36,565

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,334,477	$—	$—	$2,334,477
Land sale revenues	—	14,511	—	—	14,511
	—	2,348,988	—	—	2,348,988
Financial Services	—	735	55,358	—	56,093
	—	2,349,723	55,358	—	2,405,081
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,781,295	—	—	1,781,295
Land sale cost of revenues	—	11,843	—	—	11,843
	—	1,793,138	—	—	1,793,138
Financial Services expenses	397	158	24,881	—	25,436
Selling, general and administrative expenses	—	373,871	784	—	374,655
Other expense, net	8,552	14,098	505	—	23,155
Interest income	(239)	(1,965)	(22)	—	(2,226)
Interest expense	416	—	—	—	416
Equity in (earnings) loss of unconsolidated entities	(4)	(7,090)	(108)	—	(7,202)
Intercompany interest	819	3,948	(4,767)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,941)	173,565	34,085	—	197,709
Income tax expense (benefit)	(3,877)	71,594	13,293	—	81,010
Income (loss) before equity in income (loss) of subsidiaries	(6,064)	101,971	20,792	—	116,699
Equity in income (loss) of subsidiaries	122,763	21,151	109,135	(253,049)	—
Net income (loss)	116,699	123,122	129,927	(253,049)	116,699
Other comprehensive income	61	—	—	—	61
Comprehensive income	$116,760	$123,122	$129,927	$(253,049)	$116,760

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2013

($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,319,427	$—	$—	$2,319,427
Land sale revenues	—	46,516	—	—	46,516
	—	2,365,943	—	—	2,365,943
Financial Services	—	1,111	75,124	—	76,235
	—	2,367,054	75,124	—	2,442,178
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,892,288	—	—	1,892,288
Land sale cost of revenues	—	42,728	—	—	42,728
	—	1,935,016	—	—	1,935,016
Financial Services expenses	416	224	44,983	—	45,623
Selling, general and administrative expenses	—	278,866	1,291	—	280,157
Other expense (income), net	23,041	37,521	1,549	—	62,111
Interest income	(165)	(2,058)	(62)	—	(2,285)
Interest expense	373	—	—	—	373
Equity in (earnings) loss of unconsolidated entities	1,460	(346)	(611)	—	503
Intercompany interest	175,280	(172,398)	(2,882)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(200,405)	290,229	30,856	—	120,680
Income tax expense (benefit)	129	(7,966)	10,338	—	2,501
Income (loss) before equity in income (loss) of subsidiaries	(200,534)	298,195	20,518	—	118,179
Equity in income (loss) of subsidiaries	318,713	21,976	201,461	(542,150)	—
Net income (loss)	118,179	320,171	221,979	(542,150)	118,179
Other comprehensive income	196	—	—	—	196
Comprehensive income (loss)	$118,375	$320,171	$221,979	$(542,150)	$118,375

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$59,307	$(19,311)	$34,286	$—	$74,282
Cash flows from investing activities:
Distributions from unconsolidated entities	—	7,577	—	—	7,577
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	(6,791)	—	(6,791)
Change in restricted cash related to letters of credit	(28,166)	—	—	—	(28,166)
Proceeds from the sale of property and equipment	—	98	—	—	98
Capital expenditures	—	(30,908)	(2,113)		(33,021)
Net cash provided by (used in) investing activities	(28,166)	(23,233)	(8,913)	—	(60,312)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(47,158)	—	(47,158)
Other borrowings (repayments)	(249,765)	9,632	—	—	(240,133)
Stock option exercises	5,789	—	—	—	5,789
Stock repurchases	(103,711)	—	—	—	(103,711)
Dividends paid	(38,152)	—	—	—	(38,152)
Intercompany activities, net	321,771	(272,939)	(48,832)		—
Net cash provided by (used in) financing activities	(64,068)	(263,307)	(95,990)	—	(423,365)
Net increase (decrease) in cash and equivalents	(32,927)	(305,851)	(70,617)	—	(409,395)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$229,437	$883,148	$58,349	$—	$1,170,934

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

The overall U.S. housing market continues to experience a combination of low interest rates and affordable home prices that have kept monthly mortgage payments affordable relative to historical levels and the rental market. In addition to higher sales volumes in many parts of the U.S., house prices have also been increasing as the result of increased demand for new homes and low supplies of existing and new home inventory in many markets.

Our net new orders declined 2% in the second quarter of 2014 compared to the comparable 2013 period but were generated from 6% fewer active communities, resulting in an increase in orders per community for both the second quarter and first half of 2014 over the prior year periods. The decline in active communities reflects the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy. We will continue to calibrate sales pace in each community to improve our gross margins and maximize returns on invested capital. We expect that this approach will continue to result in a moderation in our net new order volume in the short-term relative to overall growth in the U.S. homebuilding industry. While we believe higher mortgage interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed in the long-term by other factors driving increased sales volume as overall new home sales in the U.S. remain low compared with historical levels.

Our improved financial results have allowed us to continue to enhance our financial position. We generated positive cash flow from operations in the first half of 2014 via a combination of improved profitability and inventory management. Our improved financial position provided additional flexibility to retire debt early and increase our planned future investments in new communities, while also paying a dividend and selectively repurchasing our common shares. Specifically, we accomplished the following during the first half of 2014:

•	Increased our gross margin to 23.7%, an improvement of 530 bps over the prior year period;

•	Increased our pretax income by $77.0 million over the prior year period;

•	Proactively reduced our outstanding debt by $245.7 million;

•	Returned capital to shareholders by repurchasing 5.0 million common shares for $97.6 million and declaring quarterly dividends of $0.05 per common share totaling $38.0 million; and

•	Increased our land investment spending to support future growth.
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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income before income taxes:
Homebuilding	$58,573	$21,971	$167,007	$90,008
Financial Services	9,108	16,359	30,702	30,672
Income before income taxes	67,681	38,330	197,709	120,680
Income tax expense	25,801	1,913	81,010	2,501
Net income	$41,880	$36,417	$116,699	$118,179
Per share data - assuming dilution:
Net income	$0.11	$0.09	$0.30	$0.30

•
Homebuilding income before income taxes for the three and six months ended June 30, 2014 improved compared to the prior year periods, primarily as the result of higher gross margins. Homebuilding income before income taxes also reflected the following significant items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Insurance reserves charge (Note 9)	$84,462	$—	$84,462	$—
Corporate office relocation (Note 3)	3,674	13,488	5,176	13,488
Loss on debt retirements (Note 8)	—	23,072	8,584	23,072
Contractual dispute charge (Note 1)	—	30,000	—	30,000
	$88,136	$66,560	$98,222	$66,560
For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.

•
Financial Services income before income taxes was lower in the three months ended June 30, 2014 compared with the prior year period due to lower loan pricing resulting from increased industry competition. For the six months ended June 30, 2014, the impact of the lower loan pricing was offset by a reduction in loan origination liabilities totaling $18.6 million that occurred in the first quarter of 2014.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Home sale revenues	$1,246,462	2%	$1,219,675	$2,334,477	1%	$2,319,427
Land sale revenues	8,527	(58)%	20,385	14,511	(69)%	46,516
Total Homebuilding revenues	1,254,989	1%	1,240,060	2,348,988	(1)%	2,365,943
Home sale cost of revenues (a)	952,692	(4)%	990,818	1,781,295	(6)%	1,892,288
Land sale cost of revenues	6,832	(67)%	20,710	11,843	(72)%	42,728
Selling, general and administrative expenses ("SG&A") (b)	229,767	53%	150,531	374,655	34%	280,157
Equity in (earnings) loss of unconsolidated entities	(1,287)	255%	(363)	(7,157)	(1,371)%	563
Other expense, net (c)	9,324	(84)%	57,339	23,155	(63)%	62,111
Interest income, net	(912)	(4)%	(946)	(1,810)	(5)%	(1,912)
Income before income taxes	$58,573	167%	$21,971	$167,007	86%	$90,008
Supplemental data:
Gross margin from home sales	23.6%	480 bps	18.8%	23.7%	530 bps	18.4%
SG&A as a percentage of home sale revenues	18.4%	610 bps	12.3%	16.0%	390 bps	12.1%
Closings (units)	3,798	(9)%	4,152	7,234	(9)%	7,985
Average selling price	$328	12%	$294	$323	11%	$290
Net new orders:
Units	4,778	(2)%	4,885	9,641	(4)%	10,085
Dollars (d)	$1,594,408	5%	$1,519,656	$3,202,814	3%	$3,101,621
Cancellation rate	14%		14%	13%		13%
Active communities at June 30				589	(6)%	626
Backlog at June 30:
Units				8,179	(4)%	8,558
Dollars				$2,770,134	2%	$2,713,733

(a)	Includes the amortization of capitalized interest.

(b)
Includes a charge totaling $84.5 million to increase insurance reserves for the three and six months ended June 30, 2014 and costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively, and $13.1 million for the three and six months ended June 30, 2013.

(c)
Includes losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014 and $23.1 million for the three and six months ended June 30, 2013 and a charge of $30.0 million resulting from a contractual dispute related to a previously completed luxury community during the three and six months ended June 30, 2013.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended June 30, 2014 were higher than the prior year period by $26.8 million, or 2%. The increase was attributable to a 12% increase in average selling price offset in part by a 9% decrease in closings. Home sale revenues for the six months ended June 30, 2014 were higher than the prior year period by $15.1 million, or 1%. The increase was attributable to an 11% increase in average selling price offset partially by a 9% decrease in closings. The increase in average selling price for the three and six months ended June 30, 2014 occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up and active adult buyers along with improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. The decrease in closings resulted primarily from having 6% fewer active communities compared to the prior year, which is the result of the close-out of a number of long-term projects and is consistent with our more disciplined land investment strategy.

Home sale gross margins

Home sale gross margins were 23.6% and 23.7% for the three and six months ended June 30, 2014, respectively, compared to 18.8% and 18.4% for the three and six months ended June 30, 2013, respectively. The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in the three and six months ended June 30, 2014 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, shifts in the product mix of homes closed toward move-up and active adult buyers, better alignment of our product offering with consumer demand, contributions from our strategic pricing and house cost reduction initiatives, and lower amortized interest costs (3.7% of sales for the three and six months ended June 30, 2014 compared to 5.1% and 5.0% in the three and six months ended June 30, 2013, respectively).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.7 million and $2.7 million for the three and six months ended June 30, 2014, respectively, compared to $(0.3) million and $3.8 million for the three and six months ended June 30, 2013, respectively.

SG&A

SG&A as a percentage of home sale revenues was 18.4% and 16.0% for the three and six months ended June 30, 2014, respectively, compared with 12.3% and 12.1% for the three and six months ended June 30, 2013, respectively. The gross dollar amount of our SG&A increased $79.2 million, or 53%, for the three months ended June 30, 2014 compared to the prior year period, and $94.5 million or 34% for the six months ended June 30, 2014. The increase in gross overhead dollars was primarily due to a charge totaling $84.5 million in the three and six months ended June 30, 2014, to increase general liability insurance reserves. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. Also reflected in SG&A are costs related to the relocation of our corporate headquarters, which totaled $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively, and $13.1 million for the three and six months ended June 30, 2013. After adjusting for these items, our SG&A was slightly higher in the three and six months ended June 30, 2014 compared with the prior year periods due to increased headcount as well as higher costs in conjunction with the planned opening of a number of new communities.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(1.3) million and $(7.2) million for the three and six months ended June 30, 2014, respectively, compared with $(0.4) million and $0.6 million for the three and six months ended June 30, 2013, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Write-offs of deposits and pre-acquisition costs	$1,688	$250	$3,152	$591
Loss on debt retirements (Note 8)	—	23,072	8,584	23,072
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense, net (a)	4,361	30,742	4,869	31,898
	$9,324	$57,339	$23,155	$62,111

(a)	Includes a charge of $30.0 million during the three and six months ended June 30, 2013 resulting from a contractual dispute related to a previously completed luxury community.

Interest income, net

Interest income, net decreased for the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013 due to the level of invested cash balances and returns on invested cash.

Net new orders

Net new orders decreased 2% and 4% for the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013, primarily due to selling from 6% fewer active communities in 2014 (589 at June 30, 2014). The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% and 13% for the three and six months ended June 30, 2014, respectively, which were consistent with the prior year periods. Ending backlog, which represents orders for homes that have not yet closed, decreased 4% at June 30, 2014 compared with June 30, 2013 as measured in units but increased 2% when compared to the prior year period as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Sold	5,350	5,672
Unsold
Under construction	687	596
Completed	284	271
	971	867
Models	965	1,065
Total	7,286	7,604

The number of homes in production at June 30, 2014 was 4% lower than at June 30, 2013, primarily due to a decrease in sold homes in production and models. The decrease resulted from the decrease in net new orders and backlog and is consistent with the lower active community count. Aggressively controlling the start of construction of homes unsold to customers ("spec homes") is a component of our strategic pricing and inventory turns objectives. We continue to focus on maintaining a low level of spec home inventory, especially our completed specs ("final specs").

Controlled lots

The following is a summary of our lots under control at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,999	3,343	10,342	7,423	2,762	10,185
Southeast	12,179	4,453	16,632	12,702	4,296	16,998
Florida	20,316	7,421	27,737	21,805	6,956	28,761
Texas	11,888	6,897	18,785	12,038	3,860	15,898
North	12,028	7,952	19,980	11,785	7,952	19,737
Southwest	29,425	2,987	32,412	29,459	2,440	31,899
Total	92,835	33,053	125,888	95,212	28,266	123,478

Developed (%)	27%	15%	24%	24%	18%	23%

Of our controlled lots, 92,835 and 95,212 were owned and 33,053 and 28,266 were under land option agreements at June 30, 2014 and December 31, 2013, respectively. While competition for well-positioned land has increased, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively. The remaining purchase price under our land option agreements totaled $1.6 billion at June 30, 2014. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $115.5 million, of which only $6.5 million is refundable.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of June 30, 2014, we conducted our operations in approximately 50 markets located throughout 27 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Home sale revenues:
Northeast	$153,720	(6)%	$162,812	$293,931	—%	$295,385
Southeast	232,217	17%	197,826	414,765	13%	367,717
Florida	204,980	12%	182,463	394,612	18%	333,600
Texas	203,449	2%	199,649	377,618	(2)%	383,426
North	276,363	8%	255,578	516,909	7%	481,180
Southwest	175,733	(21)%	221,347	336,642	(27)%	458,119
	$1,246,462	2%	$1,219,675	$2,334,477	1%	$2,319,427
Income (loss) before income taxes:
Northeast	$19,809	19%	$16,582	$37,304	30%	$28,654
Southeast	38,265	68%	22,796	63,744	55%	41,124
Florida	42,254	65%	25,597	76,610	67%	45,877
Texas	31,240	22%	25,694	54,222	16%	46,904
North	37,360	43%	26,077	68,100	46%	46,629
Southwest	23,824	(35)%	36,609	52,386	(26)%	70,400
Other homebuilding (a)	(134,179)	2%	(131,384)	(185,359)	(2)%	(189,580)
	$58,573	167%	$21,971	$167,007	86%	$90,008
Closings (units):
Northeast	346	(8)%	378	689	1%	680
Southeast	785	7%	735	1,432	3%	1,386
Florida	623	(4)%	649	1,190	(3)%	1,232
Texas	885	(8)%	960	1,666	(10)%	1,857
North	678	(9)%	741	1,308	(7)%	1,407
Southwest	481	(30)%	689	949	(33)%	1,423
	3,798	(9)%	4,152	7,234	(9)%	7,985
Average selling price:
Northeast	$444	3%	$431	$427	(2)%	$434
Southeast	296	10%	269	290	9%	265
Florida	329	17%	281	332	22%	271
Texas	230	11%	208	227	10%	206
North	408	18%	345	395	16%	342
Southwest	365	14%	321	355	10%	322
	$328	12%	$294	$323	11%	$290

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014 and $23.1 million for the three and six months ended June 30, 2013; a charge totaling $84.5 million to increase insurance reserves for the three and six months ended June 30, 2014; costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively, and $13.5 million for the three and six months ended June 30, 2013; and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $30.0 million for the three and six months ended June 30, 2013.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Net new orders - units:
Northeast	380	(30)%	543	824	(26)%	1,114
Southeast	880	(1)%	887	1,704	(8)%	1,846
Florida	774	10%	701	1,624	8%	1,505
Texas	1,139	15%	988	2,311	12%	2,068
North	988	1%	976	1,880	(3)%	1,945
Southwest	617	(22)%	790	1,298	(19)%	1,607
	4,778	(2)%	4,885	9,641	(4)%	10,085
Net new orders - dollars:
Northeast	$171,031	(25)%	$226,683	$375,646	(20)%	$469,738
Southeast	271,177	9%	249,115	519,394	1%	513,124
Florida	266,335	21%	220,751	550,571	21%	456,272
Texas	262,390	21%	216,584	523,586	16%	449,934
North	405,446	17%	347,949	778,016	12%	692,496
Southwest	218,029	(16)%	258,574	455,601	(12)%	520,057
	$1,594,408	5%	$1,519,656	$3,202,814	3%	$3,101,621
Cancellation rates:
Northeast	14%		11%	11%		10%
Southeast	12%		10%	11%		10%
Florida	11%		14%	9%		13%
Texas	18%		21%	16%		20%
North	10%		9%	10%		9%
Southwest	20%		16%	18%		15%
	14%		14%	13%		13%
Unit backlog:
Northeast				756	(28)%	1,056
Southeast				1,325	(3)%	1,371
Florida				1,347	1%	1,338
Texas				1,895	14%	1,666
North				1,785	(1)%	1,805
Southwest				1,071	(19)%	1,322
				8,179	(4)%	8,558
Backlog dollars:
Northeast				$356,955	(21)%	$451,205
Southeast				410,228	3%	398,063
Florida				464,793	13%	411,805
Texas				432,163	20%	361,131
North				726,587	10%	658,057
Southwest				379,408	(12)%	433,472
				$2,770,134	2%	$2,713,733

Northeast

For the second quarter of 2014, Northeast home sale revenues decreased 6% compared with the prior year period due to an 8% decrease in closings partially offset by a 3% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and the Mid-Atlantic and resulted from a decrease in active communities. The increase in average selling price occurred primarily in New England. The increased income before income taxes was due to improved gross margins. Net new orders decreased 30% reflecting lower order levels across all divisions. A lower active community count contributed to this decrease.

For the six months ended June 30, 2014, Northeast home sale revenues were essentially flat with the prior year period due to a 2% decrease in the average selling price, partially offset by a 1% increase in closings. The decrease in average selling price occurred primarily in the Northeast Corridor and the Mid-Atlantic. The increase in closings was concentrated in New England. The increased income before income taxes was due to improved gross margins. Net new orders decreased 26%, reflecting lower order levels across all divisions. A lower active community count contributed to this decrease.

Southeast

For the second quarter of 2014, Southeast home sale revenues increased 17% compared with the prior year period due to a 10% increase in the average selling price and a 7% increase in closings. The increase in closing volumes was concentrated in Charlotte and Georgia. The increase in average selling price was most apparent in Tennessee and Georgia. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 1%, primarily due to lower order levels in Tennessee.

For the six months ended June 30, 2014, Southeast home sale revenues increased 13% compared with the prior year period due to a 3% increase in closings and a 9% increase in the average selling price. The increase in average selling price was due to increases across all divisions. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 8% mainly due to lower order levels in Tennessee and Charlotte.

Florida

For the second quarter of 2014, Florida home sale revenues increased 12% compared with the prior year period due to a 17% increase in the average selling price, offset in part by a 4% decrease in closings. The increase in average selling price occurred in both North and South Florida while the decrease in closings was concentrated in North Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 10% due to an increase in active communities in South Florida.

For the six months ended June 30, 2014, Florida home sale revenues increased 18% compared with the prior year period due to a 22% increase in the average selling price partially offset by a 3% decrease in closings. The increase in average selling price occurred in both North and South Florida while the decrease in closings was concentrated in North Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders increased 8% due to an increase in active communities in South Florida.

Texas

For the second quarter of 2014, Texas home sale revenues increased 2% compared with the prior year period due to an 11% increase in the average selling price partially offset by an 8% decrease in closings. Both the increase in average selling price and the decrease in closings occurred across all divisions. The increased income before income taxes for the quarter resulted from the higher revenues combined with improved gross margins. Net new orders increased by 15% despite fewer active communities in each division.

For the six months ended June 30, 2014, Texas home sale revenues decreased 2% compared with the prior year period due to a 10% decrease in closings and a 10% increase in average selling price. Both the decrease in closings and the increase in average selling price occurred across all local divisions. The increased income before income taxes resulted from improved gross margins. Net new orders increased by 12% despite fewer active communities in each division.

North

For the second quarter of 2014, North home sale revenues increased 8% compared with the prior year period due to an 18% increase in average selling price partially offset by a 9% decrease in closings. The increase in average selling price was due to increases across all divisions. The decrease in closing volumes was primarily due to decreases in Illinois, St. Louis, Northern California, and the Pacific Northwest. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in substantially all divisions. Net new orders increased by 1% compared with the prior year period mainly due to increases in Northern California and the Pacific Northwest, partially offset by decreases in the Midwest.

For the six months ended June 30, 2014, North home sale revenues increased 7% compared with the prior year period due to a 16% increase in average selling price partially offset by a 7% decrease in closings. The increase in average selling price was due to increases across all divisions. The decrease in closing volumes was primarily due to decreases in Illinois, St. Louis, Northern California, and the Pacific Northwest. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in substantially all divisions. Net new orders decreased by 3% due to decreases in the Midwest partially offset by increases in the Pacific Northwest and Northern California.

Southwest

For the second quarter of 2014, Southwest home sale revenues decreased 21% compared with the prior year period due to a 30% decrease in closings, offset in part by a 14% increase in average selling price. The decrease in closings was due to decreases across all divisions and resulted from fewer active communities in substantially all divisions and less favorable market conditions. While market conditions remain good in the Southwest, activity has slowed from the very favorable conditions that existed in the first half of 2013. The increase in average selling price occurred across all divisions. The decrease in income before income taxes resulted from lower gross margins. Net new orders decreased by 22% compared with the prior year period due to lower order levels across all divisions.

For the six months ended June 30, 2014, Southwest home sale revenues decreased 27% compared with the prior year period due to a 33% decrease in closings combined with a 10% increase in average selling price. Both the decrease in closings and the increase in selling price occurred across all local divisions. The decrease in income before income taxes resulted from the lower revenues combined with lower gross margins. Net new orders decreased by 19% compared with the prior year period due to lower order levels across all divisions.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Mortgage operations revenues	$24,655	(25)%	$32,779	$43,991	(31)%	$63,790
Title services revenues	6,543	(1)%	6,583	12,102	(3)%	12,445
Total Financial Services revenues	31,198	(21)%	39,362	56,093	(26)%	76,235
Expenses	22,114	(4)%	23,035	25,436	(44)%	45,623
Equity in (earnings) loss of unconsolidated entities	(24)	(25)%	(32)	(45)	(25)%	(60)
Income before income taxes	$9,108	(44)%	$16,359	$30,702	0%	$30,672
Total originations:
Loans	2,469	(12)%	2,812	4,583	(17)%	5,534
Principal	$597,273	(7)%	$643,267	$1,092,802	(14)%	$1,265,264
Supplemental data:
Capture rate				79.3%		81.0%
Average FICO score				748		745
Loan application backlog				$1,455,429	(6)%	$1,540,964
Agency production for funded originations				95%		97%
FHA agency production				12%		19%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2014 decreased 21% and 26%, respectively, compared to the respective prior year period. This decrease is primarily attributable to lower origination volume due to the lower home closings in our Homebuilding operations for the period and lower capture rate combined with lower revenues per loan resulting from the increased competitiveness in the mortgage industry that began in 2013.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production. Adjustable rate mortgages (“ARMs”) accounted for 12% and 11% of funded loan production in the three and six months ended June 30, 2014, respectively, compared with 3% of funded loan production in the same periods in 2013. The shift toward ARMs has contributed to lower profitability as ARMs generally contain lower margins. Additionally, fixed rate mortgages tend to have higher servicing values. Beginning in 2013, competition increased in the industry, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and more challenging pricing environment, to continue for the foreseeable future.

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

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 10 to the Condensed Consolidated Financial Statements for a discussion of non-guarantor subsidiaries).

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it had been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions, which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. We cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with similar indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rate in 2013 was not correlated to the amount of our income before income taxes.
At September 30, 2013, we evaluated evidence related to the need for a valuation allowance against our deferred tax assets and determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter of 2013. As a result, our tax provisions for all periods presented in 2014 reflect a more normalized effective tax rate. Our tax provision for the three and six months ended June 30, 2013 consisted primarily of changes in our unrecognized tax benefits. Also in 2014, certain states enacted changes to tax laws that impacted the value of our deferred tax assets. The expected impact of such changes was recorded to income tax expense during the six months ended June 30, 2014.

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

At June 30, 2014, we had unrestricted cash and equivalents of $1.2 billion and senior notes of $1.8 billion. We also had restricted cash balances of $101.6 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 28.1% at June 30, 2014.

During the three and six months ended June 30, 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $86.9 million were outstanding under these agreements at June 30, 2014. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility permits the issuance of up to $150.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. Letters of credit totaling $107.2 million were outstanding under this facility at June 30, 2014.

Revolving credit facility

On July 23, 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing July 21, 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined.  The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of the execution date, we were in compliance with all covenants. Outstanding loans under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.  We intend to use the Revolving Credit Facility as our primary source for letters of credit.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2014. Effective January 2014, Pulte Mortgage voluntarily reduced the borrowing capacity under the Repurchase Agreement from $150.0 million to $99.8 million subject to certain sublimits. We reduced the borrowing capacity in order to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2014, Pulte Mortgage had $58.5 million outstanding under the Repurchase Agreement. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the six months ended June 30, 2014, we declared two cash dividends of $0.05 per common share each totaling $38.0 million.

During the six months ended June 30, 2014, we repurchased 5.0 million shares under our repurchase authorization for a total of $97.6 million. Such repurchases are reflected as reductions of common stock and retained earnings. At June 30, 2014, we had remaining authorization to repurchase $136.7 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2014, was $74.3 million, compared with net cash provided by operating activities of $335.1 million for the six months ended June 30, 2013. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the six months ended June 30, 2014, was primarily due to our pretax income of $197.7 million combined with a seasonal reduction of $64.7 million in residential mortgage loans available-for-sale and an increase in accrued and other liabilities of $38.5 million. The increase in accrued and other liabilities was primarily due to an $84.5 million non-cash charge to increase general liability insurance reserves offset by annual incentive compensation payments. These cash flow items were partially offset by a net increase in inventories of $249.9 million resulting from a seasonal build of house inventory related to homes in production as well as investments related to land acquisition and development activities. Our positive cash flow from operations for the six months ended June 30, 2013, was mainly due to our changes in working capital, including a net decrease in inventory and an increase in accrued and other liabilities, combined with our pretax income for the period. The inventory decrease resulted primarily from a significant reduction in spec homes in production, partially offset by a seasonal increase in sold homes in production.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the six months ended June 30, 2014 was $60.3 million, compared with net cash used by investing activities of $7.4 million for the six months ended June 30, 2013. The negative cash flow from investing activities for the six months ended June 30, 2014 was primarily due to capital expenditures related to new community openings and the relocation of our corporate headquarters combined with an increase in restricted cash resulting from an increased balance of letters of credit outstanding.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2014 totaled $423.4 million, compared with net cash used by financing activities of $519.8 million for the six months ended June 30, 2013. The negative cash flow from financing activities for the six months ended June 30, 2014 resulted primarily from the early retirement of $245.7 million of senior notes, the repurchase of 5.0 million common shares for $97.6 million, payment of $38.2 million in cash dividends, and net repayments of $47.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the aforementioned early retirement of senior notes and our entering into the Revolving Credit Facility (see "Liquidity and Capital Resources" above).

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2014, we had outstanding letters of credit totaling $194.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $973.9 million at June 30, 2014, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2014, these agreements had an aggregate remaining purchase price of $1.6 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At June 30, 2014, we recorded assets of $27.3 million as land, not owned, under option agreements.

At June 30, 2014, aggregate outstanding debt of unconsolidated joint ventures was $20.4 million, of which our proportionate share was $8.3 million. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2014 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 75% of the total general liability reserves at June 30, 2014. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Because the majority of our recorded reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and the estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

Our recorded reserves for all such claims totaled $746.4 million and $668.1 million at June 30, 2014 and December 31, 2013, respectively, the vast majority of which relate to general liability claims. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $700 million to $850 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of June 30, 2014, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of June 30, 2014 for the Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$237,994	$465,245	$123,000	$—	$1,000,000	$1,826,239	$1,910,989
Average interest rate	—%	5.25%	6.50%	7.63%	—%	6.71%	6.53%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2014.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2014 to April 30, 2014	1,033,609	$19.00	1,033,609	$170,018	(2)
May 1, 2014 to May 31, 2014	890,500	$18.71	890,500	$153,357	(2)
June 1, 2014 to June 30, 2014	875,815	$19.76	843,700	$136,676	(2)
Total	2,799,924	$19.15	2,767,809

(1)
During the second quarter of 2014, a total of 32,115 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the $250 million share repurchase authorization announced in July 2013, we have repurchased a total of 5,860,509 shares for a total of $113.3 million. The share repurchase authorization has $136.7 million remaining as of June 30, 2014. There is no expiration date for this program.

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
Credit Agreement dated as of July 23, 2014 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Other Lenders Party Hereto (Filed herewith)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 24, 2014