Form 10-Q
period 2014-09-30
PULTEGROUP INC/MI/
filed 2014-10-23
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Registrant’s telephone number, including area code: (404) 978-6400

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of October 17, 2014: 370,767,579 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,221,817	$1,580,329
Restricted cash	25,003	72,715
House and land inventory	4,431,801	3,978,561
Land held for sale	93,162	61,735
Land, not owned, under option agreements	16,817	24,024
Residential mortgage loans available-for-sale	236,372	287,933
Investments in unconsolidated entities	40,295	45,323
Other assets	500,744	460,621
Intangible assets	126,340	136,148
Deferred tax assets, net	1,922,294	2,086,754
	$8,614,645	$8,734,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $42,636 and $35,827 in 2014 and 2013, respectively	$299,004	$202,736
Customer deposits	192,551	134,858
Accrued and other liabilities	1,327,819	1,377,750
Income tax liabilities	196,214	206,015
Financial Services debt	71,594	105,664
Senior notes	1,817,054	2,058,168
	3,904,236	4,085,191

Shareholders' equity	4,710,409	4,648,952

	$8,614,645	$8,734,143

Note: The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Homebuilding
Home sale revenues	$1,551,226	$1,491,959	$3,885,703	$3,811,386
Land sale revenues	10,047	55,783	24,558	102,299
	1,561,273	1,547,742	3,910,261	3,913,685
Financial Services	33,452	34,336	89,544	110,571
Total revenues	1,594,725	1,582,078	3,999,805	4,024,256

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,195,369	1,180,137	2,976,665	3,072,425
Land sale cost of revenues	3,539	49,933	15,382	92,661
	1,198,908	1,230,070	2,992,047	3,165,086
Financial Services expenses	22,623	23,244	48,058	68,867
Selling, general and administrative expenses	147,136	138,637	521,791	418,794
Other expense, net	2,406	17,055	25,561	79,166
Interest income	(1,205)	(1,036)	(3,431)	(3,321)
Interest expense	210	171	625	544
Equity in (earnings) loss of unconsolidated entities	(281)	(785)	(7,483)	(282)
Income before income taxes	224,928	174,722	422,637	295,402
Income tax expense (benefit)	84,383	(2,107,162)	165,393	(2,104,661)
Net income	$140,545	$2,281,884	$257,244	$2,400,063

Per share:
Basic earnings	$0.37	$5.92	$0.68	$6.20
Diluted earnings	$0.37	$5.87	$0.67	$6.14
Cash dividends declared	$0.05	$0.10	$0.15	$0.10

Number of shares used in calculation:
Basic	373,531	382,883	376,097	384,159
Effect of dilutive securities	3,761	3,220	3,723	3,745
Diluted	377,292	386,103	379,820	387,904

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$140,545	$2,281,884	$257,244	$2,400,063

Other comprehensive income, net of tax:
Change in value of derivatives	21	77	82	273
Other comprehensive income	21	77	82	273

Comprehensive income	$140,566	$2,281,961	$257,326	$2,400,336

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	554	5	6,029	—	—	6,034
Stock awards, net of cancellations	(42)	—	—	—	—	—
Dividends declared	—	—	72	—	(56,761)	(56,689)
Stock repurchases	(8,034)	(80)	—	—	(155,060)	(155,140)
Stock-based compensation	—	—	10,586	—	—	10,586
Excess tax benefits (deficiencies) from share-based awards	—	—	(660)	—	—	(660)
Net income	—	—	—	—	257,244	257,244
Other comprehensive income	—	—	—	82	—	82
Shareholders' Equity, September 30, 2014	373,778	$3,738	$3,068,043	$(713)	$1,639,341	$4,710,409

Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,359	14	18,535	—	—	18,549
Stock awards, net of cancellations	700	7	(7)	—	—	—
Dividends declared	—	—	—	—	(38,462)	(38,462)
Stock repurchases	(5,609)	(56)	(3,063)	—	(86,821)	(89,940)
Stock-based compensation	—	—	11,586	—	—	11,586
Net income	—	—	—	—	2,400,063	2,400,063
Other comprehensive income	—	—	—	273	—	273
Shareholders' Equity, September 30, 2013	383,058	$3,831	$3,057,940	$(719)	$1,430,633	$4,491,685

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$257,244	$2,400,063
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	164,460	(2,108,756)
Depreciation and amortization	28,864	23,134
Stock-based compensation expense	21,290	21,570
Equity in (earnings) loss of unconsolidated entities	(7,483)	(282)
Distributions of earnings from unconsolidated entities	4,824	1,693
Loss on debt retirements	8,584	26,930
Other non-cash, net	8,211	12,314
Increase (decrease) in cash due to:
Restricted cash	(689)	1,654
Inventories	(384,571)	89,040
Residential mortgage loans available-for-sale	49,600	21,967
Other assets	(12,802)	(29,989)
Accounts payable, accrued and other liabilities	74,102	97,607
Income tax liabilities	(9,799)	(1,995)
Net cash provided by (used in) operating activities	201,835	554,950
Cash flows from investing activities:
Distributions from unconsolidated entities	7,624	200
Investments in unconsolidated entities	(9)	(1,057)
Net change in loans held for investment	(6,338)	236
Change in restricted cash related to letters of credit	48,401	875
Proceeds from the sale of property and equipment	83	9
Capital expenditures	(41,888)	(18,354)
Cash used for business acquisitions	(77,469)	—
Net cash provided by (used in) investing activities	(69,596)	(18,091)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(34,070)	(23,697)
Other borrowings (repayments)	(250,631)	(477,220)
Stock option exercises	6,034	18,549
Stock repurchases	(155,140)	(89,940)
Dividends paid	(56,944)	(19,317)
Net cash provided by (used in) financing activities	(490,751)	(591,625)
Net increase (decrease) in cash and equivalents	(358,512)	(54,766)
Cash and equivalents at beginning of period	1,580,329	1,404,760
Cash and equivalents at end of period	$1,221,817	$1,349,994

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(23,236)	$(18,304)
Income taxes paid (refunded), net	$(1,054)	$(792)
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

Business acquisition

We acquired certain real estate assets from Dominion Homes in August 2014 for $82.7 million in cash and the assumption of certain payables related to such assets. A total of $5.3 million of the purchase price is expected to be paid subsequent to September 30, 2014. The net assets acquired are located in Columbus, Ohio and Louisville and Lexington, Kentucky and included approximately 8,200 lots, including approximately 400 homes in inventory and control of approximately 900 lots through option contracts. We also assumed a sales order backlog of 622 homes. The acquired net assets were recorded at their estimated fair values. The acquisition of these assets was not material to our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at September 30, 2014 and December 31, 2013 also included $10.2 million and $3.7 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use. Restricted cash includes deposits maintained with financial institutions under cash-collateralized letter of credit agreements (see Note 8) as well as certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Write-off of deposits and pre-acquisition costs	$1,391	$811	$4,543	$1,402
Loss on debt retirements (Note 8)	—	3,858	8,584	26,930
Amortization of intangible assets	3,258	3,275	9,808	9,825
Miscellaneous, net (a)	(2,243)	9,111	2,626	41,009
	$2,406	$17,055	$25,561	$79,166

(a)	Includes a charge of $8.0 million and $38.0 million during the three and nine months ended September 30, 2013 resulting from a contractual dispute related to a previously completed luxury community.

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. Such receivables are reported net of allowance for credit losses within other assets. The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	September 30, 2014	December 31, 2013
Notes receivable, gross	$57,466	$59,995
Allowance for credit losses	(27,287)	(27,051)
Notes receivable, net	$30,179	$32,944

We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 7.1 million and 7.2 million stock options and other potentially dilutive instruments for the three and nine months ended September 30, 2014, respectively, and 10.3 million and 10.5 million stock options and other potentially dilutive instruments for the three and nine months ended September 30, 2013, respectively.

In accordance with ASC 260 "Earnings Per Share" ("ASC 260"), the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted stock awards, restricted stock units, and deferred shares are considered participating securities.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the earnings per share of common stock (000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$140,545	$2,281,884	$257,244	$2,400,063
Less: earnings distributed to participating securities	(124)	(273)	(386)	(273)
Less: undistributed earnings allocated to participating securities	(820)	(15,884)	(1,362)	(17,526)
Numerator for basic earnings per share	$139,601	$2,265,727	$255,496	$2,382,264
Add back: undistributed earnings allocated to participating securities	820	15,884	1,362	17,526
Less: undistributed earnings reallocated to participating securities	(812)	(15,753)	(1,349)	(17,358)
Numerator for diluted earnings per share	$139,609	$2,265,858	$255,509	$2,382,432

Denominator:
Basic shares outstanding	373,531	382,883	376,097	384,159
Effect of dilutive securities	3,761	3,220	3,723	3,745
Diluted shares outstanding	377,292	386,103	379,820	387,904

Earnings per share:
Basic	$0.37	$5.92	$0.68	$6.20
Diluted	$0.37	$5.87	$0.67	$6.14

Land impairments

We record land impairment valuation adjustments to our communities within Homebuilding home sale cost of revenues. Our evaluations for impairments are based on our best estimates of the future cash flows of our communities. However, if conditions in our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs. There were no significant impairments during the three and nine months ended September 30, 2014 or 2013.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. No VIEs required consolidation at either September 30, 2014 or December 31, 2013. Separately, certain land option agreements represent financing arrangements due to the remaining purchase price under the land option agreements, even though we generally have no obligation to pay these future amounts. As a result, we recorded $16.8 million and $24.0 million at September 30, 2014 and December 31, 2013, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. The following provides a summary of our interests in land option agreements as of September 30, 2014 and December 31, 2013 ($000’s omitted):

	September 30, 2014			December 31, 2013
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$58,197	$771,593	$6,719	$40,486	$661,158	$8,167
Other land options	64,686	969,705	10,098	50,548	729,128	15,857
	$122,883	$1,741,298	$16,817	$91,034	$1,390,286	$24,024

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At September 30, 2014 and December 31, 2013, residential mortgage loans available-for-sale had an aggregate fair value of $236.4 million and $287.9 million, respectively, and an aggregate outstanding principal balance of $229.3 million and $278.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.3) million and $4.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $2.6 million for the nine months ended September 30, 2014 and 2013. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $18.0 million and $18.1 million for the three months ended September 30, 2014 and 2013, respectively, and $48.4 million and $66.4 million for the nine months ended September 30, 2014 and 2013, respectively, and have been included in Financial Services revenues.

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

At September 30, 2014 and December 31, 2013, we had aggregate interest rate lock commitments of $258.0 million and $175.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At September 30, 2014 and December 31, 2013, we had unexpired forward contracts of $427.3 million and $381.5 million, respectively, and whole loan investor commitments of $22.1 million and $31.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	September 30, 2014		December 31, 2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$6,298	$182	$3,628	$489
Forward contracts	476	1,184	4,374	34
Whole loan commitments	65	67	189	84
	$6,839	$1,433	$8,191	$607

New accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for us beginning January 1, 2015 and is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for us for fiscal and interim periods beginning January 1, 2017 and early application is not permitted. We are currently evaluating the impact that the standard will have on our financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” ("ASU 2014-11"), which makes limited amendments to ASC 860, "Transfers and Servicing." The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. ASU 2014-11 is effective for us for fiscal periods beginning January 1, 2015 and interim periods beginning April 1, 2015 and is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	September 30, 2014	December 31, 2013
Homes under construction	$1,404,377	$1,042,147
Land under development	2,243,887	2,189,387
Raw land	783,537	747,027
	$4,431,801	$3,978,561

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest in inventory, beginning of period	$210,603	$298,575	$230,922	$331,880
Interest capitalized	32,025	35,962	98,793	118,527
Interest expensed	(52,286)	(68,013)	(139,373)	(183,883)
Interest in inventory, end of period	$190,342	$266,524	$190,342	$266,524
Interest incurred (a)	$32,025	$35,962	$98,793	$118,527

(a)	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale was as follows ($000’s omitted):

	September 30, 2014	December 31, 2013
Land held for sale, gross	$100,300	$70,003
Net realizable value reserves	(7,138)	(8,268)
Land held for sale, net	$93,162	$61,735

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Northeast	$185,559	$259,413	$480,495	$555,856
Southeast	253,895	234,605	668,660	602,379
Florida	251,486	227,614	647,146	562,890
Texas	216,837	217,897	595,975	621,972
North	426,165	343,748	949,757	826,054
Southwest	227,331	264,465	568,228	744,534
	1,561,273	1,547,742	3,910,261	3,913,685
Financial Services	33,452	34,336	89,544	110,571
Consolidated revenues	$1,594,725	$1,582,078	$3,999,805	$4,024,256

Income (loss) before income taxes:
Northeast	$28,568	$33,508	$65,873	$62,162
Southeast	42,230	37,687	105,974	78,811
Florida	55,931	43,834	132,541	89,711
Texas	33,730	32,111	87,952	79,015
North	61,599	48,674	129,699	95,303
Southwest	40,812	49,508	93,198	119,908
Other homebuilding (a)	(48,819)	(81,728)	(234,178)	(271,308)
	214,051	163,594	381,059	253,602
Financial Services	10,877	11,128	41,578	41,800
Consolidated income before income taxes	$224,928	$174,722	$422,637	$295,402

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 and $3.9 million and $26.9 million for the three and nine months ended September 30, 2013, respectively; a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014; costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $13.8 million for the three and nine months ended September 30, 2013, respectively; and a charge resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million for the three and nine months ended September 30, 2013, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$235,007	$266,735	$105,887	$607,629	$712,273
Southeast	183,732	300,218	114,401	598,351	634,210
Florida	178,779	296,901	107,518	583,198	687,766
Texas	167,372	251,916	69,455	488,743	537,105
North	402,923	372,773	140,384	916,080	1,004,111
Southwest	204,735	568,284	204,703	977,722	1,047,126
Other homebuilding (a)	31,829	187,060	41,189	260,078	3,676,400
	1,404,377	2,243,887	783,537	4,431,801	8,298,991
Financial Services	—	—	—	—	315,654
	$1,404,377	$2,243,887	$783,537	$4,431,801	$8,614,645

	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Texas	130,398	223,979	57,480	411,857	466,198
North	227,537	350,239	78,945	656,721	716,239
Southwest	159,350	512,164	201,659	873,173	940,462
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	September 30, 2014	December 31, 2013
Investments in joint ventures with debt non-recourse to PulteGroup	$26,491	$26,532
Investments in other active joint ventures	13,804	18,791
Total investments in unconsolidated entities	$40,295	$45,323

Total joint venture debt	$24,546	$12,408

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$988	$750
Joint venture debt non-recourse to PulteGroup	9,271	3,654
PulteGroup's total proportionate share of joint venture debt	$10,259	$4,404

We recognized (income) expense from unconsolidated joint ventures of $(0.3) million and $(0.8) million during the three months ended September 30, 2014 and 2013, respectively, and $(7.5) million and $(0.3) million during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we made capital contributions of $0.0 million and $1.1 million, respectively, and received distributions of $12.4 million and $1.9 million, respectively.

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

5. Shareholders’ equity

During the nine months ended September 30, 2014, we declared three quarterly cash dividends of $0.05 per common share each for an aggregate $56.7 million. In October 2014, the board of directors declared an increase to the quarterly cash dividend to $0.08 per common share.

During the nine months ended September 30, 2014, we repurchased 7.7 million shares under our repurchase authorization for a total of $147.8 million. Such repurchases are reflected as reductions of common stock and retained earnings. At September 30, 2014, we had remaining authorization to repurchase $86.4 million of common shares. In October 2014, our board of directors approved an increase of $750.0 million to such authorization.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2014 and 2013, employees surrendered shares valued at $7.2 million and $6.9 million, respectively, under these plans. Such share transactions are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Our 2014 effective tax rate approximates our blended statutory tax rate. Our tax provisions for the three and nine months ended September 30, 2013 consisted primarily of the reversal of a valuation allowance related to our deferred tax assets.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. Based on our evaluation through June 30, 2013, we had fully reserved our net deferred tax assets due to the uncertainty of their realization. At September 30, 2013, we determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter of 2013.

The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  Certain states enacted changes to tax laws that impacted the value of our deferred tax assets during 2014. The estimated impact of such changes was recorded to income tax expense during the period.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At September 30, 2014, we had $159.6 million of gross unrecognized tax benefits and $36.7 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $127.9 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2014	December 31, 2013

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$236,372	$287,933
Interest rate lock commitments	Level 2	6,116	3,139
Forward contracts	Level 2	(708)	4,340
Whole loan commitments	Level 2	(2)	105

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,246,820	$1,653,044
Financial Services debt	Level 2	71,594	105,664
Senior notes	Level 2	1,900,488	2,070,744

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. There were no material amounts of such assets at either September 30, 2014 or December 31, 2013.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion at September 30, 2014 and $2.1 billion at December 31, 2013.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2014	December 31, 2013
5.20% unsecured senior notes due February 2015 (a)	$—	$95,633
5.25% unsecured senior notes due June 2015 (a)	235,610	233,085
6.50% unsecured senior notes due May 2016 (a)	461,402	459,581
7.625% unsecured senior notes due October 2017 (b)	122,730	122,663
7.875% unsecured senior notes due June 2032 (a)	299,228	299,196
6.375% unsecured senior notes due May 2033 (a)	398,622	398,567
6.00% unsecured senior notes due February 2035 (a)	299,462	299,443
7.375% unsecured senior notes due June 2046 (a)	—	150,000
Total senior notes – carrying value (c)	$1,817,054	$2,058,168
Estimated fair value	$1,900,488	$2,070,744

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.
Debt retirement

During the nine months ended September 30, 2014, we retired prior to their scheduled maturity dates senior notes totaling $245.7 million and recorded losses related to these transactions totaling $8.6 million. During the three and nine months ended September 30, 2013, we retired prior to their scheduled maturity dates senior notes totaling $27.0 million and $461.4 million, respectively, and recorded losses related to these transactions totaling $3.9 million and $26.9 million, respectively. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Letter of credit facilities

We maintain a separate cash-collateralized letter of credit agreement with a financial institution. Letters of credit totaling $10.3 million and $58.7 million were outstanding under this agreement (or similar previous agreements with different financial institutions) at September 30, 2014 and December 31, 2013, respectively. Under this agreement, we are required to maintain deposits with the financial institution in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash. An unsecured letter of credit facility we previously maintained with a bank expired in September 2014.

Revolving credit facility

On July 23, 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures on July 21, 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined.   Letters of credit totaling $195.5 million were outstanding under this facility at September 30, 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2014, we were in compliance with all covenants. Outstanding loans under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into the Fourth Amendment to the Repurchase Agreement that extended the effective date to September 2015. Effective September 2014, the borrowing capacity under the agreement was set at $150.0 million. The capacity will reduce to $99.8 million in February 2015 and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $71.6 million and $105.7 million outstanding under the Repurchase Agreement at September 30, 2014 and December 31, 2013, respectively, and was in compliance with all of its covenants and requirements as of those dates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activity in the nine months ended September 30, 2014 reflected a reduction of $18.6 million in liabilities based on our evaluation of required reserves in light of recent settlements of various pending repurchase requests and current conditions. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Liabilities, beginning of period	$62,707	$154,421	$124,956	$164,280
Reserves provided and adjustments	—	—	(18,604)	—
Payments	(1,991)	(8,220)	(45,636)	(18,079)
Liabilities, end of period	$60,716	$146,201	$60,716	$146,201

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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $205.8 million and $975.9 million, respectively, at September 30, 2014, and $183.1 million and $958.3 million, respectively, at December 31, 2013. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warranty liabilities, beginning of period	$61,986	$61,914	$63,992	$64,098
Reserves provided	12,375	15,322	33,036	36,079
Payments	(12,674)	(10,551)	(34,586)	(32,330)
Other adjustments	(222)	(1,602)	(977)	(2,764)
Warranty liabilities, end of period	$61,465	$65,083	$61,465	$65,083

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our recorded reserves for all such claims totaled $734.7 million at September 30, 2014, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 76% of the total general liability reserves at September 30, 2014. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

During the second quarter of 2014, we recorded a change in estimate increasing reserves by $84.5 million, which is reflected in "Reserves provided" in the below table. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims.

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$746,446	$708,142	$668,100	$721,284
Reserves provided	21,385	21,439	137,666	52,266
Payments	(33,168)	(37,983)	(71,103)	(81,952)
Balance, end of period	$734,663	$691,598	$734,663	$691,598

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$862	$1,169,490	$51,465	$—	$1,221,817
Restricted cash	10,298	2,301	12,404	—	25,003
House and land inventory	—	4,430,930	871	—	4,431,801
Land held for sale	—	92,128	1,034	—	93,162
Land, not owned, under option agreements	—	16,817	—	—	16,817
Residential mortgage loans available- for-sale	—	—	236,372	—	236,372
Investments in unconsolidated entities	74	36,091	4,130	—	40,295
Other assets	35,240	403,047	62,457	—	500,744
Intangible assets	—	126,340	—	—	126,340
Deferred tax assets, net	1,909,922	17	12,355	—	1,922,294
Investments in subsidiaries and intercompany accounts, net	4,848,387	673,726	6,178,709	(11,700,822)	—
	$6,804,783	$6,950,887	$6,559,797	$(11,700,822)	$8,614,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$81,104	$1,576,396	$161,874	$—	$1,819,374
Income tax liabilities	196,216	(2)	—	—	196,214
Financial Services debt	—	—	71,594	—	71,594
Senior notes	1,817,054	—	—	—	1,817,054
Total liabilities	2,094,374	1,576,394	233,468	—	3,904,236
Total shareholders’ equity	4,710,409	5,374,493	6,326,329	(11,700,822)	4,710,409
	$6,804,783	$6,950,887	$6,559,797	$(11,700,822)	$8,614,645

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,551,226	$—	$—	$1,551,226
Land sale revenues	—	10,047	—	—	10,047
	—	1,561,273	—	—	1,561,273
Financial Services	—	154	33,298	—	33,452
	—	1,561,427	33,298	—	1,594,725
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,195,369	—	—	1,195,369
Land sale cost of revenues	—	3,539	—	—	3,539
	—	1,198,908	—	—	1,198,908
Financial Services expenses	195	(102)	22,530	—	22,623
Selling, general and administrative expenses	—	146,642	494	—	147,136
Other expense (income), net	(16)	2,194	228	—	2,406
Interest income	(93)	(1,080)	(32)	—	(1,205)
Interest expense	210	—	—	—	210
Equity in (earnings) loss of unconsolidated entities	(2)	(205)	(74)	—	(281)
Intercompany interest	4,190	(1,666)	(2,524)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(4,484)	216,736	12,676	—	224,928
Income tax expense (benefit)	(1,764)	81,157	4,990	—	84,383
Income (loss) before equity in income (loss) of subsidiaries	(2,720)	135,579	7,686	—	140,545
Equity in income (loss) of subsidiaries	143,265	7,518	100,513	(251,296)	—
Net income (loss)	140,545	143,097	108,199	(251,296)	140,545
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$140,566	$143,097	$108,199	$(251,296)	$140,566

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,491,959	$—	$—	$1,491,959
Land sale revenues	—	55,783	—	—	55,783
	—	1,547,742	—	—	1,547,742
Financial Services	—	649	33,687	—	34,336
	—	1,548,391	33,687	—	1,582,078
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,180,137	—	—	1,180,137
Land sale cost of revenues	—	49,933	—	—	49,933
	—	1,230,070	—	—	1,230,070
Financial Services expenses	209	145	22,890	—	23,244
Selling, general and administrative expenses	—	138,629	8	—	138,637
Other expense (income), net	3,844	10,860	2,351	—	17,055
Interest income	(91)	(928)	(17)	—	(1,036)
Interest expense	171	—	—	—	171
Equity in (earnings) loss of unconsolidated entities	2	(570)	(217)	—	(785)
Intercompany interest	(158,633)	162,739	(4,106)	—	—

Income (loss) before income taxes and equity in income (loss) of subsidiaries	154,498	7,446	12,778	—	174,722
Income tax expense (benefit)	(2,108,148)	(1,692)	2,678	—	(2,107,162)
Income (loss) before equity in income (loss) of subsidiaries	2,262,646	9,138	10,100	—	2,281,884
Equity in income (loss) of subsidiaries	19,238	11,316	94,212	(124,766)	—
Net income (loss)	2,281,884	20,454	104,312	(124,766)	2,281,884
Other comprehensive income	77	—	—	—	77
Comprehensive income (loss)	$2,281,961	$20,454	$104,312	$(124,766)	$2,281,961

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,885,703	$—	$—	$3,885,703
Land sale revenues	—	24,558	—	—	24,558
	—	3,910,261	—	—	3,910,261
Financial Services	—	888	88,656	—	89,544
	—	3,911,149	88,656	—	3,999,805
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,976,665	—	—	2,976,665
Land sale cost of revenues	—	15,382	—	—	15,382
	—	2,992,047	—	—	2,992,047
Financial Services expenses	591	56	47,411	—	48,058
Selling, general and administrative expenses	—	520,513	1,278	—	521,791
Other expense, net	8,538	16,290	733	—	25,561
Interest income	(332)	(3,046)	(53)	—	(3,431)
Interest expense	625	—	—	—	625
Equity in (earnings) loss of unconsolidated entities	(7)	(7,295)	(181)	—	(7,483)
Intercompany interest	5,010	2,281	(7,291)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(14,425)	390,303	46,759	—	422,637
Income tax expense (benefit)	(5,640)	152,750	18,283	—	165,393
Income (loss) before equity in income (loss) of subsidiaries	(8,785)	237,553	28,476	—	257,244
Equity in income (loss) of subsidiaries	266,029	28,670	209,648	(504,347)	—
Net income (loss)	257,244	266,223	238,124	(504,347)	257,244
Other comprehensive income	82	—	—	—	82
Comprehensive income	$257,326	$266,223	$238,124	$(504,347)	$257,326

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2013

($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,811,386	$—	$—	$3,811,386
Land sale revenues	—	102,299	—	—	102,299
	—	3,913,685	—	—	3,913,685
Financial Services	—	1,759	108,812	—	110,571
	—	3,915,444	108,812	—	4,024,256
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,072,425	—	—	3,072,425
Land sale cost of revenues	—	92,661	—	—	92,661
	—	3,165,086	—	—	3,165,086
Financial Services expenses	625	369	67,873	—	68,867
Selling, general and administrative expenses	—	417,495	1,299	—	418,794
Other expense (income), net	26,887	48,379	3,900	—	79,166
Interest income	(257)	(2,985)	(79)	—	(3,321)
Interest expense	544	—	—	—	544
Equity in (earnings) loss of unconsolidated entities	1,462	(916)	(828)	—	(282)
Intercompany interest	16,647	(9,658)	(6,989)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(45,908)	297,674	43,636	—	295,402
Income tax expense (benefit)	(2,108,019)	(9,658)	13,016	—	(2,104,661)
Income (loss) before equity in income (loss) of subsidiaries	2,062,111	307,332	30,620	—	2,400,063
Equity in income (loss) of subsidiaries	337,952	33,292	295,673	(666,917)	—
Net income (loss)	2,400,063	340,624	326,293	(666,917)	2,400,063
Other comprehensive income	273	—	—	—	273
Comprehensive income (loss)	$2,400,336	$340,624	$326,293	$(666,917)	$2,400,336

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$265,107	$(73,268)	$9,996	$—	$201,835
Cash flows from investing activities:
Distributions from unconsolidated entities	—	7,627	(3)	—	7,624
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	(6,338)	—	(6,338)
Change in restricted cash related to letters of credit	48,401	—	—	—	48,401
Proceeds from the sale of property and equipment	—	83	—	—	83
Capital expenditures	—	(39,025)	(2,863)		(41,888)
Cash used for business acquisitions	—	(77,469)	—	—	(77,469)
Net cash provided by (used in) investing activities	48,401	(108,784)	(9,213)	—	(69,596)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(34,070)	—	(34,070)
Other borrowings (repayments)	(249,765)	(866)	—	—	(250,631)
Stock option exercises	6,034	—	—	—	6,034
Stock repurchases	(155,140)	—	—	—	(155,140)
Dividends paid	(56,944)	—	—	—	(56,944)
Intercompany activities, net	(119,195)	163,409	(44,214)	—	—
Net cash provided by (used in) financing activities	(575,010)	162,543	(78,284)	—	(490,751)
Net increase (decrease) in cash and equivalents	(261,502)	(19,509)	(77,501)	—	(358,512)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$862	$1,169,490	$51,465	$—	$1,221,817

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

The overall U.S. housing market continues to be influenced by a combination of low interest rates and affordable home prices that have kept monthly mortgage payments affordable relative to historical levels and the rental market. This environment has contributed to our experiencing relatively stable overall demand in 2014. Our net new orders were flat in the third quarter of 2014 compared to the comparable 2013 period but were generated from 1% fewer active communities resulting in an increase in orders per community for both the third quarter and first nine months of 2014 over the prior year periods. The decline in active communities is consistent with our more disciplined land investment strategy. While we believe higher mortgage interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed in the long-term by other factors driving increased sales volume as overall new home sales in the U.S. remain low compared with historical levels.

In the short-term, we will continue to focus on maximizing our operating margins in the face of rising land, material, and labor prices while also allocating capital more effectively, and controlling unsold "spec" inventory. We believe we have positioned ourselves to deliver improved long-term returns. In planning for the longer term, we continue to maintain confidence that we are in the middle stages of a broad, sustainable recovery in the U.S. new home market. While the U.S. macroeconomic environment continues to face challenges and local markets have and will continue to experience varying results, we are continuing to pursue strategic land positions that meet our underwriting requirements in well-positioned submarkets and believe that sustained execution of our strategy will result in improved returns on invested capital over the housing cycle.

Our improved financial results have allowed us to continue to enhance our financial position. We generated positive cash flow from operations in the nine months ended September 30, 2014 due primarily to improved profitability. Our improved financial position provided additional flexibility to retire debt early and increase our investments in future communities, while also returning funds to shareholders through dividends and share repurchases. Specifically, we accomplished the following during the nine months ended September 30, 2014:

•	Increased our gross margin to 23.4%, an improvement of 400 bps over the prior year period;

•	Increased our pretax income by $127.2 million over the prior year period;

•	Proactively reduced our outstanding debt by $245.7 million;

•	Returned capital to shareholders by repurchasing 7.7 million common shares for $147.8 million and declaring three quarterly dividends of $0.05 per common share each for an aggregate $56.7 million; and

•	Significantly increased our land investment to support future growth.

In October 2014, our board of directors approved increasing our quarterly cash dividend by 60% to $0.08 per common share along with increasing our existing common share repurchase authorization by $750.0 million. Assuming market conditions remain consistent with our expectations, we also expect to continue to invest increasing amounts into our land portfolio following our disciplined capital allocation process. Our first priority in allocating capital is to invest responsibly in our business and then to return excess funds to shareholders in the form of dividends and share repurchases on a routine and systematic basis. By intelligently investing in our business while routinely returning funds to shareholders, we are aligning our capital allocation decisions with our value creation strategy and our fundamental goal of increasing long-term total shareholder returns.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income before income taxes:
Homebuilding	$214,051	$163,594	$381,059	$253,602
Financial Services	10,877	11,128	41,578	41,800
Income before income taxes	224,928	174,722	422,637	295,402
Income tax expense (benefit)	84,383	(2,107,162)	165,393	(2,104,661)
Net income	$140,545	$2,281,884	$257,244	$2,400,063
Per share data - assuming dilution:
Net income	$0.37	$5.87	$0.67	$6.14

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2014 improved compared to the prior year periods, primarily as the result of higher gross margins. Homebuilding income before income taxes also reflected the following significant items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Insurance reserves charge (Note 9)	$—	$—	$84,462	$—
Corporate office relocation (Note 3)	1,908	266	7,084	13,754
Loss on debt retirements (Note 8)	—	3,858	8,584	26,930
Contractual dispute charge (Note 1)	—	8,000	—	38,000
	$1,908	$12,124	$100,130	$78,684
For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.
The acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1) was not material to our results of operations or financial condition.

•
Financial Services income before income taxes was lower in the three months ended September 30, 2014 compared with the prior year period due to lower loan pricing resulting from increased industry competition. For the nine months ended September 30, 2014, the impact of the lower loan pricing was offset by a reduction in loan origination liabilities totaling $18.6 million that occurred in the first quarter of 2014.

•
The income tax benefit for the three and nine months ended September 30, 2013 includes $2.1 billion related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Home sale revenues	$1,551,226	4%	$1,491,959	$3,885,703	2%	$3,811,386
Land sale revenues	10,047	(82)%	55,783	24,558	(76)%	102,299
Total Homebuilding revenues	1,561,273	1%	1,547,742	3,910,261	—%	3,913,685
Home sale cost of revenues (a)	1,195,369	1%	1,180,137	2,976,665	(3)%	3,072,425
Land sale cost of revenues	3,539	(93)%	49,933	15,382	(83)%	92,661
Selling, general and administrative expenses ("SG&A") (b)	147,136	6%	138,637	521,791	25%	418,794
Equity in (earnings) loss of unconsolidated entities	(233)	(69)%	(749)	(7,391)	3,874%	(186)
Other expense, net (c)	2,406	(86)%	17,055	25,561	(68)%	79,166
Interest income, net	(995)	15%	(865)	(2,806)	1%	(2,777)
Income before income taxes	$214,051	31%	$163,594	$381,059	50%	$253,602
Supplemental data:
Gross margin from home sales	22.9%	200 bps	20.9%	23.4%	400 bps	19.4%
SG&A as a percentage of home sale revenues	9.5%	20 bps	9.3%	13.4%	240 bps	11.0%
Closings (units)	4,646	(4)%	4,817	11,880	(7)%	12,802
Average selling price	$334	8%	$310	$327	10%	$298
Net new orders:
Units	3,779	0%	3,781	13,420	(3)%	13,866
Dollars (d)	$1,251,081	3%	$1,210,976	$4,453,895	3%	$4,312,597
Cancellation rate	18%		18%	14%		15%
Active communities at September 30				600	(1)%	604
Backlog at September 30:
Units				7,934	5%	7,522
Dollars				$2,615,288	8%	$2,432,747

(a)	Includes the amortization of capitalized interest.

(b)
Includes a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014 and costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $13.4 million for the three and nine months ended September 30, 2013, respectively.

(c)
Includes losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 and $3.9 million and $26.9 million for the three and nine months ended September 30, 2013, respectively, and charges of $8.0 million and $38.0 million resulting from a contractual dispute related to a previously completed luxury community during the three and nine months ended September 30, 2013, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended September 30, 2014 were higher than the prior year period by $59.3 million, or 4%. The increase was attributable to an 8% increase in average selling price offset in part by a 4% decrease in closings. Home sale revenues for the nine months ended September 30, 2014 were higher than the prior year period by $74.3 million, or 2%. The increase was attributable to a 10% increase in average selling price offset partially by a 7% decrease in closings. The increase in average selling price for the three and nine months ended September 30, 2014 occurred in substantially all of our local markets and reflects improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. The decrease in closings resulted primarily from lower net new order volume in the first half of the year compared with the prior year.

Home sale gross margins

Home sale gross margins were 22.9% and 23.4% for the three and nine months ended September 30, 2014, respectively, compared to 20.9% and 19.4% for the three and nine months ended September 30, 2013, respectively. The gross margin improvement over the prior year was broad-based as the majority of our operating divisions experienced higher gross margins in the three and nine months ended September 30, 2014 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, contributions from our strategic pricing and house cost reduction initiatives, and lower amortized interest costs (3.4% and 3.6% of sales for the three and nine months ended September 30, 2014, respectively, compared to 4.6% and 4.8% in the three and nine months ended September 30, 2013, respectively).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $6.5 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, compared to $5.9 million and $9.6 million for the three and nine months ended September 30, 2013, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.5% and 13.4% for the three and nine months ended September 30, 2014, respectively, compared with 9.3% and 11.0% for the three and nine months ended September 30, 2013, respectively. The gross dollar amount of our SG&A increased $8.5 million, or 6%, for the three months ended September 30, 2014 compared to the prior year period, and $103.0 million or 25%, for the nine months ended September 30, 2014. The increase in gross overhead dollars in the nine months ended September 30, 2014 was primarily due to a charge totaling $84.5 million to increase general liability insurance reserves. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. Also reflected in SG&A are costs related to the relocation of our corporate headquarters, which totaled $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $13.4 million for the three and nine months ended September 30, 2013, respectively. After adjusting for these items, our SG&A was slightly higher in the three and nine months ended September 30, 2014 compared with the prior year periods due to increased headcount as well as higher costs in conjunction with the planned opening of a number of new communities.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(0.2) million and $(7.4) million for the three and nine months ended September 30, 2014, respectively, compared with $(0.7) million and $(0.2) million for the three and nine months ended September 30, 2013, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Write-offs of deposits and pre-acquisition costs	$1,391	$811	$4,543	$1,402
Loss on debt retirements (Note 8)	—	3,858	8,584	26,930
Amortization of intangible assets	3,258	3,275	9,808	9,825
Miscellaneous, net (a)	(2,243)	9,111	2,626	41,009
	$2,406	$17,055	$25,561	$79,166

(a)
Includes charges of $8.0 million and $38.0 million during the three and nine months ended September 30, 2013, respectively, resulting from a contractual dispute related to a previously completed luxury community.

Interest income, net

Interest income, was relatively consistent for the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013 due to the level of invested cash balances and returns on invested cash.

Net new orders

Net new orders as measured in units were flat and decreased 3% for the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013, primarily due to selling from fewer active communities in 2014. Net new orders as measured in dollars increased 3% for both the three and nine months ended September 30, 2014 compared with the same periods in 2013. The cancellation rates (canceled orders for the period divided by gross new orders for the period) were 18% and 14% for the three and nine months ended September 30, 2014, respectively, which were largely consistent with the prior year periods. Ending backlog, which represents orders for homes that have not yet closed, decreased 5% at September 30, 2014 compared with September 30, 2013 as measured in units but increased 8% when compared to the prior year period as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Sold	5,651	5,375
Unsold
Under construction	879	668
Completed	335	269
	1,214	937
Models	970	1,015
Total	7,835	7,327

The number of homes in production at September 30, 2014 was 7% higher than at September 30, 2013, primarily due to the acquisition of certain real estate assets from Dominion Homes in August 2014, including approximately 400 homes in production. Excluding these acquired homes in production, the number of homes in production was relatively consistent with the prior year. Aggressively controlling the start of construction of homes unsold to customers ("spec homes") is a component of our strategic pricing and inventory turns objectives. We continue to focus on maintaining a low level of spec home inventory, especially our completed specs.

Controlled lots

The following is a summary of our lots under control at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,637	3,829	10,466	7,423	2,762	10,185
Southeast	11,743	4,977	16,720	12,702	4,296	16,998
Florida	19,672	8,284	27,956	21,805	6,956	28,761
Texas	12,004	8,075	20,079	12,038	3,860	15,898
North	19,347	7,665	27,012	11,785	7,952	19,737
Southwest	28,638	3,357	31,995	29,459	2,440	31,899
Total	98,041	36,187	134,228	95,212	28,266	123,478

Developed (%)	25%	15%	23%	24%	18%	23%

Of our controlled lots, 98,041 and 95,212 were owned and 36,187 and 28,266 were under land option agreements at September 30, 2014 and December 31, 2013, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that meet our underwriting requirements while also using our existing land assets more effectively. The remaining purchase price under our land option agreements totaled $1.7 billion at September 30, 2014. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $122.9 million, of which $8.9 million is refundable.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of September 30, 2014, we conducted our operations in approximately 50 markets located throughout 27 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Home sale revenues:
Northeast	$184,169	(19)%	$226,808	$478,100	(8)%	$522,193
Southeast	253,895	8%	234,605	668,660	11%	602,322
Florida	250,694	10%	227,175	645,307	15%	560,775
Texas	216,758	2%	213,543	594,376	—%	596,969
North	425,479	29%	329,244	942,388	16%	810,424
Southwest	220,231	(15)%	260,584	556,872	(23)%	718,703
	$1,551,226	4%	$1,491,959	$3,885,703	2%	$3,811,386
Income (loss) before income taxes:
Northeast	$28,568	(15)%	$33,508	$65,873	6%	$62,162
Southeast	42,230	12%	37,687	105,974	34%	78,811
Florida	55,931	28%	43,834	132,541	48%	89,711
Texas	33,730	5%	32,111	87,952	11%	79,015
North	61,599	27%	48,674	129,699	36%	95,303
Southwest	40,812	(18)%	49,508	93,198	(22)%	119,908
Other homebuilding (a)	(48,819)	(40)%	(81,728)	(234,178)	(14)%	(271,308)
	$214,051	31%	$163,594	$381,059	50%	$253,602
Closings (units):
Northeast	383	(28)%	532	1,072	(12)%	1,212
Southeast	833	1%	823	2,265	3%	2,209
Florida	754	(1)%	760	1,944	(2)%	1,992
Texas	963	(1)%	976	2,629	(7)%	2,833
North	1,098	19%	926	2,406	3%	2,333
Southwest	615	(23)%	800	1,564	(30)%	2,223
	4,646	(4)%	4,817	11,880	(7)%	12,802
Average selling price:
Northeast	$481	13%	$426	$446	4%	$431
Southeast	305	7%	285	295	8%	273
Florida	332	11%	299	332	18%	282
Texas	225	3%	219	226	7%	211
North	388	9%	356	392	13%	347
Southwest	358	10%	326	356	10%	323
	$334	8%	$310	$327	10%	$298

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 and $3.9 million and $26.9 million for the three and nine months ended September 30, 2013, respectively; a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014; costs associated with the relocation of our corporate headquarters totaling $1.9 million and $0.3 million for three months ended September 30, 2014 and 2013, respectively, and $7.1 million and $13.8 million for the nine months ended September 30, 2014 and 2013, respectively; and charges resulting from a contractual dispute related to a previously completed luxury community totaling $8.0 million and $38.0 million for the three and nine months ended September 30, 2013, respectively.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Net new orders - units:
Northeast	336	(17)%	405	1,160	(24)%	1,519
Southeast	756	6%	714	2,460	(4)%	2,560
Florida	650	10%	589	2,274	9%	2,094
Texas	735	(10)%	813	3,046	6%	2,881
North	778	8%	720	2,658	—%	2,665
Southwest	524	(3)%	540	1,822	(15)%	2,147
	3,779	0%	3,781	13,420	(3)%	13,866
Net new orders - dollars:
Northeast	$147,984	(13)%	$170,672	$523,630	(18)%	$640,410
Southeast	229,309	11%	206,306	748,703	4%	719,430
Florida	211,708	7%	198,456	762,279	16%	654,728
Texas	174,631	(6)%	186,611	698,217	10%	636,545
North	305,133	16%	264,056	1,083,149	13%	956,552
Southwest	182,316	(1)%	184,875	637,917	(10)%	704,932
	$1,251,081	3%	$1,210,976	$4,453,895	3%	$4,312,597
Cancellation rates:
Northeast	14%		17%	12%		12%
Southeast	13%		16%	12%		11%
Florida	10%		15%	10%		13%
Texas	25%		24%	19%		21%
North	18%		12%	12%		10%
Southwest	22%		22%	19%		17%
	18%		18%	14%		15%
Unit backlog:
Northeast				709	(24)%	929
Southeast				1,248	(1)%	1,262
Florida				1,243	7%	1,167
Texas				1,667	11%	1,503
North				2,087	31%	1,599
Southwest				980	(8)%	1,062
				7,934	5%	7,522
Backlog dollars:
Northeast				$320,769	(19)%	$395,068
Southeast				385,642	4%	369,764
Florida				425,806	11%	383,085
Texas				390,037	17%	334,199
North				751,541	27%	592,868
Southwest				341,493	(5)%	357,763
				$2,615,288	8%	$2,432,747

Northeast

For the third quarter of 2014, Northeast home sale revenues decreased 19% compared with the prior year period due to a 28% decrease in closings partially offset by a 13% increase in the average selling price. The decrease in closings was concentrated in the New England and the Mid-Atlantic and resulted from a decrease in active communities. The increase in average selling price was concentrated in New England and Mid-Atlantic. The decreased income before income taxes resulted from lower gross margins and increased overhead. Net new orders decreased 17% reflecting lower order levels across all divisions, due in part to a lower active community count.

For the nine months ended September 30, 2014, Northeast home sale revenues decreased 8% compared to the prior year period due to a 12% decrease in closings partially offset by a 4% increase in the average selling price. The decrease in closings occurred across all divisions. The increase in average selling price occurred primarily in the New England and the Mid-Atlantic. The increased income before income taxes was due to improved gross margins. Net new orders decreased 24%, reflecting lower order levels across all divisions, due in part to a lower active community count.

Southeast

For the third quarter of 2014, Southeast home sale revenues increased 8% compared with the prior year period due to a 7% increase in the average selling price and a 1% increase in closings. The increase in closing volumes was concentrated in Georgia. The increase in average selling price was most apparent in Charlotte and Georgia. The increased income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders increased 6%, primarily due to increased order levels in Raleigh, Charlotte, and Tennessee.

For the nine months ended September 30, 2014, Southeast home sale revenues increased 11% compared with the prior year period due to a 3% increase in closings and an 8% increase in the average selling price. The increase in average selling price was due to increases across all divisions. The increased income before income taxes resulted from the higher revenues combined with improved gross margins and overhead leverage. Net new orders decreased 4% mainly due to lower order levels in Tennessee and Charlotte.

Florida

For the third quarter of 2014, Florida home sale revenues increased 10% compared with the prior year period due to an 11% increase in the average selling price, offset in part by a 1% decrease in closings. The increase in average selling price occurred in both North and South Florida while the decrease in closings was concentrated in North Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders increased 10% despite fewer active communities.

For the nine months ended September 30, 2014, Florida home sale revenues increased 15% compared with the prior year period due to an 18% increase in the average selling price partially offset by a 2% decrease in closings. The increase in average selling price occurred in both North and South Florida while the decrease in closings was concentrated in North Florida. The increased income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders increased 9% despite fewer active communities.

Texas

For the third quarter of 2014, Texas home sale revenues increased 2% compared with the prior year period due to a 3% increase in the average selling price partially offset by a 1% decrease in closings. The increase in average selling price and the decrease in closings were primarily concentrated in Central Texas and San Antonio. The increased income before income taxes for the quarter resulted from the higher revenues combined with improved gross margins. Net new orders decreased by 10%, reflecting lower order levels in Dallas, Houston, and Central Texas, due in large part to a lower active community count.

For the nine months ended September 30, 2014, Texas home sale revenues were essentially flat with the prior year period due to a 7% decrease in closings and a 7% increase in average selling price. The decrease in closings and the increase in average selling price occurred across all local divisions. The increased income before income taxes resulted from improved gross margins. Net new orders increased by 6% despite fewer active communities in each division.

North

For the third quarter of 2014, North home sale revenues increased 29% compared with the prior year period due to a 9% increase in average selling price and a 19% increase in closings. The increase in average selling price occurred in all divisions. The increase in closing volumes occurred in the Midwest, including a small increase from the acquisition of certain real estate assets from Dominion Homes in August 2014, but offset by decreases in Northern California and Minnesota. While market conditions remain good in Northern California, activity has slowed from the very favorable conditions that existed in 2013. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in the majority of divisions. Net new orders increased by 8% compared with the prior year period mainly due to increases in the Midwest, partially offset by decreases in Northern California.

For the nine months ended September 30, 2014, North home sale revenues increased 16% compared with the prior year period due to a 13% increase in average selling price and a 3% increase in closings. The increase in average selling price occurred in all divisions. The increase in closing volumes resulted from increases in Michigan, Indiana, and Ohio offset by decreases in other North divisions. The increase in income before income taxes resulted from the increased revenues combined with improved gross margins in the majority of divisions. Net new orders were essentially flat with the prior year period.

Southwest

For the third quarter of 2014, Southwest home sale revenues decreased 15% compared with the prior year period due to a 23% decrease in closings, offset in part by a 10% increase in average selling price. The decrease in closings was due to decreases across all divisions and resulted from fewer active communities in all divisions and less favorable market conditions. While market conditions remain good in the Southwest, activity has slowed from the very favorable conditions that existed in the first half of 2013. The increase in average selling price occurred across all divisions. The decrease in income before income taxes resulted from lower revenue and gross margins. Net new orders decreased by 3% compared with the prior year period due to lower order levels in New Mexico.

For the nine months ended September 30, 2014, Southwest home sale revenues decreased 23% compared with the prior year period due to a 30% decrease in closings, offset by a 10% increase in average selling price. Both the decrease in closings and the increase in selling price occurred across all local divisions. The decrease in income before income taxes resulted from the lower revenues combined with lower gross margins. Net new orders decreased by 15% compared with the prior year period due to lower order levels across all divisions.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2014 vs. 2013	2013	2014	2014 vs. 2013	2013
Mortgage operations revenues	$26,028	(3)%	$26,927	$70,019	(23)%	$90,717
Title services revenues	7,424	—%	7,409	19,525	(2)%	19,854
Total Financial Services revenues	33,452	(3)%	34,336	89,544	(19)%	110,571
Expenses	22,623	(3)%	23,244	48,058	(30)%	68,867
Equity in (earnings) loss of unconsolidated entities	(48)	33%	(36)	(92)	(4)%	(96)
Income before income taxes	$10,877	(2)%	$11,128	$41,578	(1)%	$41,800
Total originations:
Loans	2,899	(7)%	3,126	7,482	(14)%	8,660
Principal	$724,025	(1)%	$733,433	$1,816,827	(9)%	$1,998,697
Supplemental data:
Capture rate				79.7%		80.5%
Average FICO score				749		745
Loan application backlog				$1,301,921	2%	$1,272,691
Agency production for funded originations				95%		97%
FHA agency production				12%		17%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2014 decreased 3% and 19%, respectively, compared to the respective prior year periods. This decrease is primarily attributable to lower origination volume due to the lower home closings in our Homebuilding operations in both periods and lower capture rate combined with lower revenues per loan resulting from the increased competitiveness in the mortgage industry that began in 2013.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production. Adjustable rate mortgages (“ARMs”) accounted for 11% and 11% of funded loan production in the three and nine months ended September 30, 2014, respectively, compared with 6% and 4% of funded loan production in the same periods in 2013. The shift toward ARMs has contributed to lower profitability as ARMs generally contain lower margins. Additionally, fixed rate mortgages tend to have higher servicing values. Beginning in 2013, competition increased in the industry, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and more challenging pricing environment, to continue for the foreseeable future.

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

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Our 2014 effective tax rate approximates our blended statutory tax rate. Our tax provisions for the three and nine months ended September 30, 2013 consisted primarily of the reversal of a valuation allowance related to our deferred tax assets.
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

At September 30, 2014, we had unrestricted cash and equivalents of $1.2 billion and senior notes of $1.8 billion. We also had restricted cash balances of $25.0 million. Other financing sources include an unsecured revolving credit facility, a separate letter of credit agreement, and surety bond arrangements.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks and investing our cash in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of the principal balance of our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 27.8% at September 30, 2014.

During the nine months ended September 30, 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Letter of credit agreement

We maintain a cash-collateralized letter of credit agreement with a financial institution. Letters of credit totaling $10.3 million were outstanding under this agreement at September 30, 2014. Under this agreement, we are required to maintain deposits with the financial institution in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

Revolving credit facility

On July 23, 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing July 21, 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. Letters of credit totaling $195.5 million were outstanding under this facility at September 30, 2014.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2014, we were in compliance with all covenants. Outstanding loans under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extends the effective date to September 2015. Effective September 2014 the borrowing capacity under the agreement was set at $150.0 million. The capacity will reduce to $99.8 million in February 2015, and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $71.6 million and $105.7 million outstanding under the Repurchase Agreement at September 30, 2014 and December 31, 2013, respectively, and was in compliance with all of its covenants and requirements as of those dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the nine months ended September 30, 2014, we declared three quarterly cash dividends of $0.05 per common share each for an aggregate $56.7 million. In October 2014, the board of directors declared an increase to the quarterly cash dividend to $0.08 per common share.

During the nine months ended September 30, 2014, we repurchased 7.7 million shares under our repurchase authorization for a total of $147.8 million. Such repurchases are reflected as reductions of common stock and retained earnings. At September 30, 2014, we had remaining authorization to repurchase $86.4 million of common shares. In October 2014, our board of directors approved an increase of $750.0 million to such authorization.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2014, was $201.8 million, compared with net cash provided by operating activities of $555.0 million for the nine months ended September 30, 2013. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the nine months ended September 30, 2014 was primarily due to our pretax income of $422.6 million combined with a seasonal reduction of $49.6 million in residential mortgage loans available-for-sale and an increase in accrued and other liabilities of $74.1 million. The increase in accrued and other liabilities was primarily due to an $84.5 million non-cash charge to increase general liability insurance reserves, offset by annual incentive compensation payments. These cash flow items were partially offset by a net increase in inventories of $384.6 million resulting from a seasonal build of house inventory related to homes in production as well as a significant increase in investments related to land acquisition and development activities. Our positive cash flow from operations for the nine months ended September 30, 2013, was mainly due to our changes in working capital, including a net decrease in inventory and an increase in accrued and other liabilities, combined with our pretax income for the period. The inventory decrease resulted primarily from a significant reduction in spec homes in production, partially offset by a seasonal increase in sold homes in production.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the nine months ended September 30, 2014 was $69.6 million, compared with net cash used by investing activities of $18.1 million for the nine months ended September 30, 2013. The cash used in investing activities for the nine months ended September 30, 2014 was primarily due to the acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1). Additionally, capital expenditures increased in 2014 over the prior year as the result of new community openings and the relocation of our corporate headquarters. These cash outflows were partially offset by a significant reduction in restricted cash related to letters of credit as the result of the Revolving Credit Facility entered into in July 2014.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2014 totaled $490.8 million, compared with net cash used in financing activities of $591.6 million for the nine months ended September 30, 2013. The net cash used by financing activities for the nine months ended September 30, 2014 resulted primarily from the early retirement of $245.7 million of senior notes, the repurchase of 7.7 million common shares for $147.8 million, payment of $56.9 million in cash dividends, and net repayments of $34.1 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2014, we had outstanding letters of credit totaling $205.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $975.9 million at September 30, 2014, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2014, these agreements had an aggregate remaining purchase price of $1.7 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At September 30, 2014, we recorded assets of $16.8 million as land, not owned, under option agreements.

At September 30, 2014, aggregate outstanding debt of unconsolidated joint ventures was $24.5 million, of which our proportionate share was $10.3 million. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

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

The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 76% of the total general liability reserves at September 30, 2014. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Our recorded reserves for all such claims totaled $734.7 million and $668.1 million at September 30, 2014 and December 31, 2013, respectively, the vast majority of which relate to general liability claims. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $700 million to $850 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of September 30, 2014, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of September 30, 2014 for the Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$237,994	$465,245	$123,000	$—	$1,000,000	$1,826,239	$1,900,488
Average interest rate	—%	5.25%	6.50%	7.63%	—%	6.71%	6.53%

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2014 to July 31, 2014	875,801	$19.78	870,194	$119,463	(2)
August 1, 2014 to August 31, 2014	1,020,302	$18.14	1,020,302	$100,951	(2)
September 1, 2014 to September 30, 2014	826,889	$18.80	775,000	$86,378	(2)
Total	2,722,992	$18.87	2,665,496

(1)
During the third quarter of 2014, a total of 57,946 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
Pursuant to the $250 million share repurchase authorization announced in July 2013, we have repurchased a total of 8,526,005 shares for a total of $163.6 million. The share repurchase authorization has $86.4 million remaining as of September 30, 2014. In October 2014, our Board of Directors approved an increase of $750.0 million to such authorization. There is no expiration date for this program.

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
Fourth Amendment to Master Repurchase Agreement dated as of September 8, 2014 among Comerica Bank, as Agent and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 10, 2014)

(b)
Credit Agreement dated as of July 23, 2014 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Other Lenders Party Hereto (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 23, 2014