Form 10-K
period 2014-12-31
PULTEGROUP INC/MI/
filed 2015-02-04
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  [X]  NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2014, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,529,488,415.
As of February 2, 2015, the registrant had 368,198,659 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding offers a broad product line to meet the needs of home buyers in our targeted markets. Through our brands, which include Pulte Homes, Del Webb, and Centex, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: entry-level, move-up, and active adult. Over our history, we have delivered over 640,000 homes.

As of December 31, 2014, we conducted our operations in 49 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Northern California, Ohio, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. Our Financial Services segment operates generally in the same geographic markets as our Homebuilding segments.

Financial information for each of our reportable business segments is included in Note 4 to our Consolidated Financial Statements.

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2014	2013	2012	2011	2010
Home sale revenues	$5,662,171	$5,424,309	$4,552,412	$3,950,743	$4,419,812
Home closings	17,196	17,766	16,505	15,275	17,095

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

In 2012, new home sales in the U.S. increased for the first time since 2005. This trend continued in 2014 as new home sales in the U.S. rose 2% to approximately 435,000 homes, an approximate 42% increase from 2011. Additionally, mortgage interest rates remain near historic lows and the overall inventory of homes available for sale, especially new homes, remains low. Although current industry volume remains low compared with historical levels, the improved environment and the actions we have taken contributed to our return to profitability in 2012 and significant increases in our profitability in 2013 and 2014. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

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

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2014, we had 598 active communities. Sales prices of unit closings during 2014 ranged from less than $100,000 to greater than $1,500,000, with 84% falling within the range of $150,000 to $500,000. The average unit selling price in 2014 was $329,000, compared with $305,000 in 2013, $276,000 in 2012, $259,000 in 2011, and $259,000 in 2010. The increase in average selling price in recent years resulted from a number of factors, including improved market conditions and a shift in our sales mix toward move-up and active adult homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 86% in 2014, compared with 85% in 2013, 81% in 2012, 79% in 2011, and 79% in 2010. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and other attached housing.

Ending backlog, which represents orders for homes that have not yet closed, was $1.9 billion (5,850 units) at December 31, 2014 and $1.9 billion (5,772 units) at December 31, 2013. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2014, substantially all are scheduled to be closed during 2015, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale to homebuyers. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to targeted consumer groups. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements reduces our financial risks associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We may also periodically sell select parcels of land to third parties for commercial or other development if we determine that they do not fit into our strategic operating plans.

Land is generally purchased after it is properly zoned and developed or is ready for development. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2014, we controlled 130,793 lots, of which 96,220 were owned and 34,573 were under land option agreements.

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

	Centex	Pulte Homes	Del Webb
Targeted consumer group	Entry-level buyers	Move-up buyers	Active adults
Portion of 2014 home closings	25%	44%	31%

The move-up buyers in our Pulte Homes communities tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Our Centex brand is targeted to entry-level buyers, so these homes tend to be smaller with product offerings geared toward lower average selling prices. Through our Del Webb brand, we are better able to address the needs of active adults. Our Del Webb brand offers both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. Many of these communities are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than entry-level or move-up communities.

We market our homes to prospective buyers through media advertising, illustrated brochures, internet listings and link placements, mobile applications, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's mobile customers. In addition, our websites, www.pulte.com, www.delwebb.com, and www.centex.com, provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. There were approximately 10.4 million unique visits to our websites during 2014, compared with approximately 9.2 million in 2013.

To meet the demands of our various customers, we have established design expertise for a wide array of product lines. We believe that we are an innovator in consumer-inspired home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, follow a 12-step product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency HVAC systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

Typically, our sales teams, in some cases together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Fully furnished and landscaped model homes are generally used to showcase our homes and their distinctive design features.

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

Continuous improvement in our house construction process is a key area of focus. We seek to maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices and are improving our product offerings and production processes through the following programs:

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

The availability of labor and materials at reasonable prices is becoming an increasing concern for certain trades and building materials in some markets as the supply chain responds to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2014. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rent housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year.

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

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. During 2014, 2013, and 2012, we originated mortgage loans for 61%, 64%, and 67%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 80.2% in 2014, 80.2% in 2013, and 81.9% in 2012.

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

At December 31, 2014, we employed 4,149 people, of which 689 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, subject to adherence to our established policies and procedures, and our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

The homebuilding industry experienced a significant downturn from 2006 through 2011. Although industry conditions improved beginning in 2012, the overall U.S. economy, while improving, remains challenged and consumer demand in the industry remains volatile. A deterioration in industry conditions could adversely affect our business and results of operations.

Beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. These conditions contributed to sharply weakened demand for new homes and heightened pricing pressures on new and existing home sales. As a result of these factors, we experienced significant decreases in our revenues and profitability during the period 2007 - 2011. We also incurred substantial impairments of our land inventory and certain other assets during this period. Since 2011, overall industry new home sales have increased, and we returned to profitability. However, the overall demand for new homes remains below historical levels. Accordingly, we can provide no assurances that the adjustments we have made in our operating strategy will be successful.

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

A large majority of our customers finance their home purchases through mortgage loans, many through our mortgage bank. Interest rates have been near historical lows for several years, which has made new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

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

Mortgage interest expense and real estate taxes represent significant costs of homeownership, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Any changes to income tax laws by the federal government or a state government to eliminate or substantially reduce these income tax deductions, as has been considered from time to time, would increase the after-tax cost of owning a home. Increases in real estate taxes by local governmental authorities also increase the cost of homeownership. Any such increases to the cost of homeownership could adversely impact the demand for and sales prices of new homes.

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2014, we had cash and equivalents of $1.3 billion as well as restricted cash totaling $16.4 million. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2014, we had outstanding letters of credit and surety bonds totaling $212.1 million and $1.0 billion, respectively. Of these amounts outstanding, $3.7 million of the letters of credit were subject to cash-collateralized agreements while the remaining letters of credit and surety bonds were unsecured. The majority of these letters of credit are issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

We may not realize our deferred income tax assets.

As of December 31, 2014, we had deferred income tax assets, net of deferred tax liabilities, of $1.8 billion, against which we provided a valuation allowance of $82.3 million. The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income and executing tax planning strategies. While we have recorded valuation allowances against certain of our deferred income tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

As a result of our merger with Centex in August 2009, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, and deductions is limited under Section 382 of the Internal Revenue Code. The applicable Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that were sold within 60 months of the ownership change, and certain deductions. We do not believe that the Section 382 limitation will prevent the Company from using Centex's pre-ownership change NOL carryforwards and built-in losses or deductions.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

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
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our associates. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our homebuyers and business partners), which could require us to incur significant costs to remediate or otherwise resolve these issues.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 150, Atlanta, GA 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona and Bloomfield Hills, Michigan. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their day-to-day operations.

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

ITEM 4.     MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	49	Chairman, President and Chief Executive Officer	2002
Robert T. O'Shaughnessy	49	Executive Vice President and Chief Financial Officer	2011
James R. Ellinghausen	56	Executive Vice President, Human Resources	2005
Harmon D. Smith	51	Executive Vice President, Field Operations	2011
Ryan R. Marshall	40	Executive Vice President, Homebuilding Operations	2012
Steven M. Cook	56	Senior Vice President, General Counsel and Secretary	2006
James L. Ossowski	46	Vice President, Finance and Controller	2013
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
Mr. Ellinghausen was appointed Executive Vice President, Human Resources in December 2006.
Mr. Smith was appointed Executive Vice President, Field Operations in May 2014 and previously held the position of Executive Vice President, Homebuilding Operations and Area President, Texas since May 2012. He served as an Area President over various geographical markets since 2006.
Mr. Marshall was appointed Executive Vice President, Homebuilding Operations in May 2014. Previously he held the positions of Area President, Southeast since November 2012, Area President, Florida since May 2012, and Division President, South Florida since 2006.
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

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low intraday sales prices for our common shares and dividend per share information:

	December 31, 2014			December 31, 2013
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$21.65	$18.21	$0.05	$21.97	$17.98	$—
2nd Quarter	20.47	18.01	0.05	24.47	17.46	—
3rd Quarter	20.64	17.47	0.05	20.57	14.23	0.10
4th Quarter	22.03	16.56	0.08	20.49	15.28	0.05

At February 2, 2015, there were 2,717 shareholders of record.

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2014 to October 31, 2014	3,010,175	$17.30	3,010,175	$784,290	(1)
November 1, 2014 to November 30, 2014	725,088	21.07	725,088	$769,010	(1)
December 1, 2014 to December 31, 2014	1,449,647	21.08	1,449,647	$738,456	(1)
Total	5,184,910	$18.89	5,184,910

(1)
In July 2013, our Board of Directors authorized a share repurchase program totaling $250 million. We have fully utilized the July 2013 authorization and will no longer conduct share repurchases under this program. In October 2014, the Board of Directors approved a share repurchase authorization totaling $750 million, of which $738.5 million remained available as of December 31, 2014. There is no expiration date for this program. During 2014, we repurchased 12.9 million shares under these programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2010, 2011, 2012, 2013, and 2014 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2014

	2009	2010	2011	2012	2013	2014
PULTEGROUP, INC.	100.00	75.20	63.10	181.60	205.20	218.50
S&P 500 Index - Total Return	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones U.S. Select Home Construction Index	100.00	111.03	95.67	194.40	215.76	202.92

* Assumes $100 invested on December 31, 2009, and the reinvestment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2014	2013	2012	2011	2010
OPERATING DATA:
Homebuilding:
Revenues	$5,696,725	$5,538,644	$4,659,110	$4,033,596	$4,447,627
Income (loss) before income taxes	$635,177	$479,113	$157,991	$(275,830)	$(1,240,155)
Financial Services:
Revenues	$125,638	$140,951	$160,888	$103,094	$121,663
Income (loss) before income taxes	$54,581	$48,709	$25,563	$(34,470)	$5,609

Consolidated results:
Revenues	$5,822,363	$5,679,595	$4,819,998	$4,136,690	$4,569,290

Income (loss) before income taxes	$689,758	$527,822	$183,554	$(310,300)	$(1,234,546)
Income tax expense (benefit)	215,420	(2,092,294)	(22,591)	(99,912)	(137,817)
Net income (loss)	$474,338	$2,620,116	$206,145	$(210,388)	$(1,096,729)

PER SHARE DATA:
Net income (loss) per share:
Basic	$1.27	$6.79	$0.54	$(0.55)	$(2.90)
Diluted	$1.26	$6.72	$0.54	$(0.55)	$(2.90)
Number of shares used in calculation:
Basic	370,377	383,077	381,562	379,877	378,585
Effect of dilutive securities	3,725	3,789	3,002	—	—
Diluted	374,102	386,866	384,564	379,877	378,585
Shareholders’ equity	$13.01	$12.19	$5.66	$5.07	$5.59
Cash dividends declared	$0.23	$0.15	$—	$—	$—

	December 31, ($000’s omitted)
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
House and land inventory	$4,392,100	$3,978,561	$4,214,046	$4,636,468	$4,781,813
Total assets	8,569,410	8,734,143	6,734,409	6,885,620	7,699,376
Senior notes	1,818,561	2,058,168	2,509,613	3,088,344	3,391,668
Shareholders’ equity	4,804,954	4,648,952	2,189,616	1,938,615	2,135,167

	Years Ended December 31,
	2014	2013	2012	2011	2010
OTHER DATA:
Markets, at year-end	49	48	58	61	67
Active communities, at year-end	598	577	670	700	786
Closings (units)	17,196	17,766	16,505	15,275	17,095
Net new orders (units)	16,652	17,080	19,039	15,215	15,148
Backlog (units), at year-end	5,850	5,772	6,458	3,924	3,984
Average selling price (per unit)	$329,000	$305,000	$276,000	$259,000	$259,000
Gross margin from home sales (a)	23.3%	20.5%	15.8%	12.8%	9.4%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land impairment charges are included in home sale cost of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The overall U.S. housing market continues to be influenced by a combination of low interest rates and affordable home prices that have kept monthly mortgage payments affordable relative to historical levels and the rental market. This environment has contributed to our experiencing relatively stable overall demand in 2014. On slightly lower unit volumes, we generated a 4% increase in home sale revenues to $5.7 billion. We leveraged this growth into a 33% increase in reported pretax income of $635 million for our homebuilding operations by improving gross margins by 280 basis points to 23.3%, amongst the highest annual gross margins reported in the Company's history. Including our Financial Services operations, we realized pretax income growth of 31% to $690 million.

We generated positive cash flow from operations in 2014 due primarily to improved profitability. Our improved financial position provided additional flexibility to retire debt early and increase our investments in future communities, while also returning funds to shareholders through dividends and expanded share repurchases. Specifically, we accomplished the following during 2014:

•Proactively reduced our outstanding debt by $245.7 million;

•	Increased our existing share repurchase authorization by $750.0 million and retired $245.8 million of shares;

•	Raised our quarterly dividend by 60% to $0.08 per share;

•	Increased our land investment spending by almost 40% to support future growth;

•	Lowered our ratio of debt to total capitalization to 27.5%; and

•	Ended the year with a total cash balance of $1.3 billion.

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

We are optimistic heading into 2015. We believe the positive factors of an improving economy with declining energy costs, rising employment, lower mortgage rates and related fees, beneficial long-term demographic trends, and a generally healthy supply of inventory will continue to support a slow and sustained housing recovery. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth, while consistently returning funds to shareholders.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2014	2013	2012
Income before income taxes:
Homebuilding	$635,177	$479,113	$157,991
Financial Services	54,581	48,709	25,563
Income before income taxes	689,758	527,822	183,554
Income tax expense (benefit)	215,420	(2,092,294)	(22,591)
Net income	$474,338	$2,620,116	$206,145
Per share data - assuming dilution:
Net income	$1.26	$6.72	$0.54

•
Homebuilding income before income taxes improved each year from 2012 to 2014, primarily as the result of higher gross margins and revenues. Homebuilding income before income taxes also reflected the following significant items ($000's omitted):

	2014	2013	2012
Land-related charges (see Note 3)	$11,168	$9,672	$17,195
Loss on debt retirements (see Note 6)	8,584	26,930	32,071
Settlement of contractual dispute at a closed-out community (see Note 12)	—	41,170	—
Corporate office relocation (see Note 2)	16,344	15,376	—
Insurance reserve adjustments (see Note 12)	69,267	—	—
	$105,363	$93,148	$49,266

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

The acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1) was not material to our results of operations or financial condition.

•
The increase in Financial Services income in 2014 compared with 2013 and 2012 was primarily due to lower provisions for loan losses. We reduced loss reserves by $18.6 million in 2014 while there were no adjustments to the reserve in 2013. In 2012, loss reserves increased by $49.0 million. See Note 12 to the Consolidated Financial Statements. Excluding these loss reserve adjustments, Financial Services income has been declining since 2012 due to margin compression caused by heightened competition in the mortgage industry.

•
Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes in tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2014, 2013, and 2012 are not correlated to the amount of our income before income taxes. Income tax expense (benefit) reflects reversals of deferred tax asset valuation allowances totaling $45.6 million in 2014 and $2.1 billion in 2013. The income tax benefit in 2012 was attributable primarily to the favorable resolution of certain federal and state income tax matters. See Note 9 to the Consolidated Financial Statements for additional information.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2014	FY 2014 vs. FY 2013	2013	FY 2013 vs. FY 2012	2012
Home sale revenues	$5,662,171	4%	$5,424,309	19%	$4,552,412
Land sale revenues	34,554	(70)%	114,335	7%	106,698
Total Homebuilding revenues	5,696,725	3%	5,538,644	19%	4,659,110
Home sale cost of revenues (a)	4,343,249	1%	4,310,528	12%	3,833,451
Land sale cost of revenues	23,748	(77)%	104,426	10%	94,880
Selling, general, and administrative expenses ("SG&A") (b)	667,815	17%	568,500	11%	514,457
Equity in earnings of unconsolidated entities	(8,226)	728%	(993)	(74)%	(3,873)
Other expense, net (c)	38,745	(52)%	80,753	22%	66,298
Interest income, net	(3,783)	3%	(3,683)	(10)%	(4,094)
Income before income taxes	$635,177	33%	$479,113	(203)%	$157,991
Supplemental data:
Gross margin from home sales	23.3%	280 bps	20.5%	470 bps	15.8%
SG&A as a percentage of home sale revenues	11.8%	130 bps	10.5%	(80) bps	11.3%
Closings (units)	17,196	(3)%	17,766	8%	16,505
Average selling price	$329	8%	$305	11%	$276
Net new orders:
Units	16,652	(3)%	17,080	(10)%	19,039
Dollars (d)	$5,558,937	3%	$5,394,566	(1)%	$5,424,300
Cancellation rate	15%		15%		15%
Active communities at December 31	598	4%	577	(14)%	670
Backlog at December 31:
Units	5,850	1%	5,772	(11)%	6,458
Dollars	$1,943,861	2%	$1,901,796	(2)%	$1,931,538

(a)	Includes the amortization of capitalized interest. Home sale cost of revenues also includes land impairments of $3.9 million, $2.9 million, and $13.4 million for 2014, 2013, and 2012, respectively.

(b)
SG&A includes costs associated with the relocation of our corporate headquarters totaling $7.6 million and $15.0 million in 2014 and 2013, respectively, and charges totaling $69.3 million to increase general liability insurance reserves in 2014.

(c)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $6.1 million, $3.1 million, and $2.3 million in 2014, 2013, and 2012, respectively, and net losses related to the redemption of debt totaling $8.6 million, $26.9 million, and $32.1 million in 2014, 2013, and 2012, respectively. Also includes lease exit charges of $8.7 million in 2014 resulting from the relocation of our corporate headquarters and charges totaling $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2014 were higher than 2013 by $237.9 million, or 4%. The increase was attributable to an 8% increase in the average selling price partially offset by a 3% decrease in closings. The increase in average selling price occurred in substantially all of our local markets and reflects an ongoing shift in our revenue mix toward move-up and active adult buyers along with improved market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. The decrease in closings resulted from the lower net new order volume in 2014 combined with the lower beginning of the year backlog in 2014 compared with the beginning of the year 2013. The nature of the homebuilding industry results in a lag between when the significant investments we have made in land acquisition and development the last two years yields new community openings and related home closings.

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

Home sale gross margins

Home sale gross margins were 23.3% in 2014, compared with 20.5% in 2013 and 15.8% in 2012. The gross margin improvement was broad-based as substantially all of our operating divisions experienced higher gross margins in 2014 compared with the prior year periods. These improved gross margins reflect a combination of factors, including an improved pricing environment, contributions from our strategic pricing and house cost reduction initiatives, and lower amortized interest costs (3.4%, 4.7%, and 4.9% in 2014, 2013, and 2012, respectively). The lower amortized interest costs resulted from a significant reduction in our outstanding debt in recent years. Gross margins during 2014 and 2013 also benefited from lower land impairments of $3.9 million and $2.9 million, respectively, compared with $13.4 million in 2012.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $10.8 million, $9.9 million, and $11.8 million in 2014, 2013, and 2012, respectively.

SG&A

SG&A as a percentage of home sale revenues was 11.8% in 2014 compared with 10.5% in 2013 and 11.3% in 2012. The gross dollar amount of our SG&A increased $99.3 million, or 17%, in 2014 compared with 2013. SG&A includes charges totaling $69.3 million to increase general liability insurance reserves in 2014. Additionally, we incurred $7.6 million and $15.0 million in 2014 and 2013, respectively, of employee severance, retention, relocation, and related costs attributable to the relocation of our corporate headquarters. The remaining increases in gross overhead dollars in 2014 compared with 2013 were primarily due to variable costs related to the higher revenue volume.

The gross dollar amount of our SG&A increased $54.0 million, or 11%, in 2013 compared with 2012. In 2013, SG&A includes costs associated with the relocation of our corporate headquarters totaling $15.0 million. The remainder of the increase is due to variable costs related to the higher revenue volume combined with higher incentive compensation accruals resulting from our improved operating results.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $8.2 million, $1.0 million, and $3.9 million for 2014, 2013, and 2012, respectively. The majority of our unconsolidated entities represent land development joint ventures. Consequently, their results vary between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2014	2013	2012
Write-offs of deposits and pre-acquisition costs (Note 3)	$6,099	$3,122	$2,278
Loss on debt retirements (Note 6)	8,584	26,930	32,071
Lease exit and related costs	9,609	2,778	7,306
Amortization of intangible assets (Note 1)	13,033	13,100	13,100
Miscellaneous expense, net	1,420	34,823	11,543
	$38,745	$80,753	$66,298

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense, net includes charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community and $5.1 million in 2012 related to the write-down of notes receivable.

Interest income, net

Interest income, net was similar in 2014, 2013, and 2012 based on our invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders decreased 3% in 2014 compared with 2013. The number of active communities increased slightly (up 4% to 598 at December 31, 2014) in 2014 versus 2013, though this was primarily due to our acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1 to the Consolidated Financial Statements). Excluding such assets, our active community count actually declined in 2014 as our pace of new community openings lagged the number of community close-outs. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was unchanged from 2013 to 2014 at 15%. Ending backlog units, which represent orders for homes that have not yet closed, increased 1% at December 31, 2014 compared with December 31, 2013 as measured in units and increased by 2% over the prior year period as measured in dollars due to the increase in our average selling price.

Net new order levels decreased 10% in 2013 compared with 2012 primarily due to selling from 14% fewer active communities in 2013 (577 active communities at December 31, 2013). The cancellation rate was unchanged from 2012 to 2013 at 15%. Ending backlog units decreased 11% at December 31, 2013 compared with December 31, 2012 due to the decrease in net new orders but only decreased by 2% over the prior period as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at December 31, 2014 and 2013:

	2014	2013
Sold	3,761	3,723
Unsold
Under construction	815	813
Completed	483	338
	1,298	1,151
Models	981	1,034
Total	6,040	5,908

The number of homes in production at December 31, 2014 was essentially flat (2% higher) compared to December 31, 2013. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets. Aggressively controlling the start of construction homes unsold to customers ("spec homes") is a component of our strategic pricing and inventory turns objectives. We continue to focus on maintaining a low level of spec home inventory, especially our completed specs ("final specs"), though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,389	4,185	10,574	7,423	2,762	10,185
Southeast	11,195	4,785	15,980	12,702	4,296	16,998
Florida	20,511	7,119	27,630	21,805	6,956	28,761
Texas	11,847	7,435	19,282	12,038	3,860	15,898
North	17,865	8,358	26,223	11,785	7,952	19,737
Southwest	28,413	2,691	31,104	29,459	2,440	31,899
Total	96,220	34,573	130,793	95,212	28,266	123,478

Developed (%)	25%	23%	25%	24%	18%	23%

Of our controlled lots, 96,220 and 95,212 were owned and 34,573 and 28,266 were under land option agreements at December 31, 2014 and 2013, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that meet our underwriting requirements. The remaining purchase price under our land option agreements totaled $1.9 billion at December 31, 2014. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $127.3 million, of which only $7.7 million is refundable.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2014, we conducted our operations in 49 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Northern California, Ohio, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2014	FY 2014 vs. FY 2013	2013	FY 2013 vs. FY 2012	2012
Home sale revenues:
Northeast	$708,465	(10)%	$784,087	8%	$722,691
Southeast	949,134	13%	842,856	22%	689,163
Florida	913,758	14%	800,331	29%	620,156
Texas	856,613	6%	804,806	21%	666,759
North	1,428,461	18%	1,214,332	23%	989,510
Southwest	805,740	(18)%	977,898	13%	864,133
	$5,662,171	4%	$5,424,309	19%	$4,552,412
Income before income taxes:
Northeast	$103,865	(6)%	$110,246	50%	$73,345
Southeast	156,513	29%	121,055	87%	64,678
Florida	190,441	36%	139,673	90%	73,472
Texas	133,005	19%	111,431	83%	60,979
North	197,230	20%	164,348	94%	84,597
Southwest	136,357	(24)%	179,163	124%	79,887
Other homebuilding (a)	(282,234)	19%	(346,803)	(24)%	(278,967)
	$635,177	33%	$479,113	203%	$157,991
Closings (units):
Northeast	1,568	(15)%	1,835	2%	1,800
Southeast	3,160	5%	3,022	10%	2,757
Florida	2,752	—%	2,747	17%	2,340
Texas	3,750	—%	3,768	8%	3,487
North	3,684	8%	3,401	10%	3,103
Southwest	2,282	(24)%	2,993	(1)%	3,018
	17,196	(3)%	$17,766	8%	16,505
Average selling price:
Northeast	$452	6%	$427	6%	$401
Southeast	300	8%	279	12%	250
Florida	332	14%	291	10%	265
Texas	228	7%	214	12%	191
North	388	9%	357	12%	319
Southwest	353	8%	327	14%	286
	$329	8%	$305	11%	$276

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included the following: losses on debt retirements of $8.6 million, $26.9 million, and $32.1 million, for 2014, 2013, and 2012, respectively; charges totaling $69.3 million to increase general liability insurance reserves in 2014; costs associated with the relocation of our corporate headquarters totaling $16.3 million and $15.4 million in 2014 and 2013, respectively; and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2014	FY 2014 vs. FY 2013	2013	FY 2013 vs. FY 2012	2012
Net new orders - units:
Northeast	1,408	(23)%	1,834	(8)%	1,997
Southeast	3,075	(3)%	3,164	3%	3,066
Florida	2,841	9%	2,595	(6)%	2,747
Texas	3,773	6%	3,563	(13)%	4,117
North	3,311	(1)%	3,347	(9)%	3,661
Southwest	2,244	(13)%	2,577	(25)%	3,451
	16,652	(3)%	17,080	(10)%	19,039
Net new orders - dollars:
Northeast	$649,202	(17)%	$782,474	(5)%	$820,609
Southeast	944,567	5%	895,800	14%	787,286
Florida	954,892	16%	820,032	12%	735,250
Texas	881,843	11%	796,377	(1)%	807,455
North	1,336,114	8%	1,233,071	—%	1,228,743
Southwest	792,319	(9)%	866,812	(17)%	1,044,957
	$5,558,937	3%	$5,394,566	(1)%	$5,424,300
Cancellation rates:
Northeast	12%		13%		12%
Southeast	12%		12%		13%
Florida	10%		13%		12%
Texas	19%		22%		22%
North	13%		11%		13%
Southwest	20%		19%		15%
	15%		15%		15%
Unit backlog:
Northeast	461	(26)%	621	—%	622
Southeast	968	(8)%	1,053	16%	911
Florida	1,002	10%	913	(14)%	1,065
Texas	1,273	2%	1,250	(14)%	1,455
North	1,462	21%	1,213	(4)%	1,267
Southwest	684	(5)%	722	(37)%	1,138
	5,850	1%	5,772	(11)%	6,458
Backlog dollars:
Northeast	$215,977	(22)%	$275,239	(1)%	$276,851
Southeast	301,033	(1)%	305,600	21%	252,656
Florida	349,968	13%	308,834	7%	289,133
Texas	311,424	9%	286,195	(3)%	294,623
North	518,431	11%	465,480	4%	446,741
Southwest	247,028	(5)%	260,448	(30)%	371,534
	$1,943,861	2%	$1,901,796	(2)%	$1,931,538

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2014	FY 2014 vs. FY 2013	2013	FY 2013 vs. FY 2012	2012
Land-related charges*:
Northeast	$2,824	407%	$557	(69)%	$1,794
Southeast	1,826	83%	998	(27)%	1,363
Florida	487	(55)%	1,076	403%	214
Texas	321	68%	191	(66)%	556
North	3,227	(6)%	3,434	(24)%	4,546
Southwest	816	73%	472	(79)%	2,254
Other homebuilding	1,667	(43)%	2,944	(54)%	6,468
	$11,168	15%	$9,672	(44)%	$17,195

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2014, Northeast home sale revenues decreased 10% compared with 2013 due to a 15% decrease in closings offset by a 6% increase in the average selling price. The decrease in closings occurred across all divisions. The increase in average selling price occurred primarily in the New England and the Mid-Atlantic. The decreased income before income taxes resulted from lower gross margins and increased overhead. Net new orders decreased 23%, reflecting lower order levels across all divisions due in part to a lower active community count.

For 2013, Northeast home sale revenues increased 8% compared with 2012 due to a 6% increase in the average selling price, combined with a 2% increase in closings. The increase in average selling price occurred primarily in New England and Mid-Atlantic. The increased income before income taxes was due to higher revenues and improved gross margins and overhead leverage. Net new orders decreased 8%, mainly due to lower order levels in the Mid-Atlantic due to fewer active communities, offset in part by an increase in orders in New England.

Southeast:

For 2014, Southeast home sale revenues increased 13% compared with 2013 due to an 8% increase in the average selling price combined with a 5% increase in closings. The increase in average selling price was due to increases across all divisions. The increase in closing volumes was primarily due to increases in Georgia and the Coastal Carolinas. The increased income before income taxes resulted from the higher revenues combined with improved gross margins. Net new orders decreased 3% in 2014 mainly due to lower order levels in Tennessee, Charlotte, and the Coastal Carolinas.

For 2013, Southeast home sale revenues increased 22% compared with 2012 due to a 12% increase in the average selling price, combined with a 10% increase in closings. The increase in average selling price was concentrated in Raleigh and Tennessee. The increase in closing volumes was primarily due to increases in Charlotte and Raleigh. The increased income before income taxes was due to the higher revenues and moderately improved gross margins. Net new orders increased 3% in 2013 led by our operations in Raleigh.

Florida:

For 2014, Florida home sale revenues increased 14% compared with 2013 due to a 14% increase in the average selling price. The increase in average selling price occurred in both North and South Florida. Closings remained flat compared with the prior year as the increase in closings in South Florida was offset by a decrease in closings in North Florida. The increased income before income taxes for 2014 resulted from the higher revenues combined with improved gross margins. Net new orders increased by 9% in 2014 due to an increase in active communities in South Florida.

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

Texas:

For 2014, Texas home sale revenues increased 6% compared with the prior year period due to a 7% increase in average selling price. The increase in average selling price was led by our operations in Central Texas and San Antonio. Closings were consistent with the prior year as the increases in Dallas, Houston, and San Antonio were offset by a decrease in closings in Central Texas. The increased income before income taxes for 2014 resulted from the higher revenues combined with improved gross margins. Net new orders increased by 6% for 2014 while the number of active communities remained consistent with the prior year.

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

North:

For 2014, North home sale revenues increased 18% compared with the prior year period due to an 8% increase in closings and a 9% increase in average selling price. The increase in average selling price was due to increases across all divisions. The increase in closing volumes was primarily due to significant increases in the Midwest, including a small increase from the acquisition of certain real estate assets from Dominion Homes in August 2014, but offset by decreases in other North divisions. Demand in Northern California in particular has slowed in 2014 compared to 2013. The increase in income before income taxes resulted from the higher revenues combined with improved gross margins in the majority of divisions. Net new orders decreased by 1% in 2014 compared with 2013, mainly due to decreases in Illinois, St. Louis, Minnesota, and the Pacific Northwest, partially offset by increases in other North divisions.

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

Southwest:

For 2014, Southwest home sale revenues decreased 18% compared with the prior year period due to a 24% decrease in closings offset in part by an 8% increase in average selling price. Both the decrease in closings and the increase in average selling price occurred across all divisions. The decrease in income before income taxes resulted from lower revenues combined with lower gross margins. Net new orders decreased by 13% in 2014 compared with 2013 primarily due to fewer active communities.

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

	Years Ended December 31,
	2014	FY 2014 vs. FY 2013	2013	FY 2013 vs. FY 2012	2012
Mortgage operations revenues	$97,787	(14)%	$113,552	(17)%	$137,443
Title services revenues	27,851	2%	27,399	17%	23,445
Total Financial Services revenues	125,638	(11)%	140,951	(12)%	160,888
Expenses	71,239	(23)%	92,379	(32)%	135,511
Equity in earnings of unconsolidated entities	(182)	33%	(137)	(26)%	(186)
Income before income taxes	$54,581	12%	$48,709	91%	$25,563
Total originations:
Loans	10,805	(9)%	11,818	4%	11,322
Principal	$2,656,683	(4)%	$2,765,509	10%	$2,509,928

	Years Ended December 31,
	2014	2013	2012
Supplemental data:
Capture rate	80.2%	80.2%	81.9%
Average FICO score	749	746	743
Loan application backlog	$980,863	$984,754	$1,178,321
Funded origination breakdown:
FHA	10%	16%	22%
VA	12%	11%	12%
USDA	2%	3%	3%
Other agency	70%	67%	61%
Total agency	94%	97%	98%
Non-agency	6%	3%	2%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2014 decreased 11% compared with 2013. The decrease was primarily attributable to lower origination volume resulting from lower home closings in our Homebuilding operations combined with lower revenues per loan resulting from the increased competitiveness in the mortgage industry that began in 2013.

Total Financial Services revenues during 2013 decreased 12% compared with 2012. The decrease was primarily due to lower revenues per loan resulting from the increased competitiveness in the mortgage industry that occurred in 2013. The decline in revenues per loan more than offset the higher origination volume. Interest income, which is included in mortgage operations revenues, was moderately higher in 2013 than in 2012 due to the increase in loan originations.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production. Adjustable rate mortgages (“ARMs”) accounted for 11% of funded loan production in 2014 compared with 5% and 3% in 2013 and 2012, respectively. The shift toward ARMs has contributed to lower profitability as ARMs generally contain lower margins. Additionally, fixed rate mortgages tend to have higher servicing values. Beginning in 2013, competition increased in the industry, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and more challenging pricing environment, to continue for the foreseeable future.

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment).

During 2014, we reduced our loan origination liabilities by $18.6 million based on settlements of various pending repurchase requests and current conditions. During 2012, we recorded $49.0 million of provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Reserves provided and related adjustments are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 12 in the Consolidated Financial Statements.

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process.  In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions.  See Note 12 in the Consolidated Financial Statements.

Income before income taxes

The increased income before income taxes for 2014 as compared with 2013 resulted from lower loss reserves related to loans originated in previous years, partially offset by less favorable loan pricing.

The increased income before income taxes for 2013 as compared with 2012 was due to higher origination volumes and lower loss reserves related to loans originated in previous years, partially offset by less favorable loan pricing.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes in tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2014, 2013, and 2012 are not correlated to the amount of our income before income taxes. Income tax expense for 2014 reflects a reversal of a portion of our valuation allowance, primarily related to certain of our state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters. The income tax benefit for 2013 resulted from the reversal of substantially all of the valuation allowance related to our federal deferred tax assets and certain of our state deferred tax assets, while the income tax benefit for 2012 resulted primarily from the favorable resolution of certain federal and state income tax matters.

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

Our income tax expense (benefit) for 2014 and 2013 included benefits of $45.6 million and $2.1 billion, respectively, related to reversals of valuation allowance previously recorded against our deferred tax assets. The 2014 reversal related primarily to certain of our state deferred tax assets as the result of an increase in expected future taxable income in certain jurisdictions. In 2013, we determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. The principal positive evidence that led to the reversal of the valuation allowance in 2013 included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term.

After careful evaluation of all available positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of December 31, 2014 and December 31, 2013, that it was "more likely than not" that substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets would be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.

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

At December 31, 2014, we had unrestricted cash and equivalents of $1.3 billion and senior notes of $1.8 billion. We also had restricted cash balances of $16.4 million. Other financing sources include an unsecured revolving credit facility, a separate letter of credit agreement, and surety bond arrangements.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, including money market funds and federal government or agency securities. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 27.5% at December 31, 2014.

During 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net. During 2013 and 2012, we retired senior notes totaling $461.4 million and $592.4 million, respectively.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At December 31, 2014, we had no borrowings outstanding and $208.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2014, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

We maintain limited recourse collateralized notes payable with third parties totaling $22.3 million and $7.5 million at December 31, 2014 and 2013, respectively. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within Accrued and other liabilities.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity of $150.0 million. The capacity will reduce to $99.8 million in February 2015, and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $140.2 million and $105.7 million outstanding under the Repurchase Agreement at December 31, 2014, and 2013, respectively, and was in compliance with all of its covenants and requirements.

Stock repurchase programs

In previous years, our Board of Directors authorized and announced a share repurchase program. In October 2014, our Board of Directors approved an increase of $750.0 million to such authorization. We repurchased 12.9 million and 7.2 million shares under the repurchase authorization for a total of $245.8 million and $118.1 million in 2014 and 2013, respectively. There were no repurchases under these programs during 2012. At December 31, 2014, we had remaining authorization to repurchase $738.5 million of common shares.

Dividends

We reinstated our quarterly cash dividend in July 2013. During 2013, we declared three cash dividends of $0.05 per common share each. During 2014, we declared cash dividends of $0.05 per common share in each of the first three quarters and $0.08 per common share in the fourth quarter for a total of $86.4 million.

Cash flows

Operating activities

Our net cash provided by operating activities in 2014 was $309.2 million, compared with $881.1 million and $760.1 million in 2013 and 2012, respectively. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for 2014 was primarily due to our income before income taxes of $689.8 million. These cash flows were partially offset in 2014 by a net increase in inventories of $346.6 million as the result of an almost 40% increase in investment spending over the prior year to support future operations. Additionally, residential mortgage loans available-for-sale increased $53.7 million as the result of an increase in home closings in the month of December compared with the prior year.

Our positive cash flow from operations for 2013 was primarily due to our income before income taxes of $527.8 million combined with a net decrease in inventories of $265.1 million and a reduction of $28.4 million in residential mortgage loans available-for-sale. The inventory decrease resulted from a reduction in homes in production and lower land inventory consistent with the decline in the number of our active communities while the decrease in residential mortgage loans available-for-sale resulted from a decrease in the home closings in the month of December compared with the prior year.

Our positive cash flow from operations for 2012 was primarily due to our net income of $206.1 million combined with a net decrease in inventories of $455.2 million. The inventory decrease resulted from lower reinvestment in land inventory combined with a significant reduction in spec homes in production, partially offset by an increase in sold homes in production.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities totaled $67.6 million in 2014, compared with $46.0 million in 2013 and net cash provided by investing activities of $9.7 million in 2012. The use of cash from investing activities in 2014 was primarily due to the acquisition of certain real estate assets from Dominion Homes (see Note 1). Additionally, capital expenditures increased in 2014 as the result of new community openings and the relocation of our corporate headquarters. These cash outflows were partially offset by a $55.0 million reduction in restricted cash related to letters of credit as a result of the Revolving Credit Facility entered into in July 2014.

The use of cash from investing activities in 2013 was primarily due to $28.9 million of capital expenditures, a $12.3 million increase in residential mortgage loans held for investment, and a $4.2 million increase in the restricted cash we were required to maintain under our letter of credit facilities.

The positive cash flow from investing activities in 2012 was primarily due to a $28.7 million decrease in the restricted cash we are required to maintain under our letter of credit facilities, which resulted from a reduction in letters of credit outstanding, offset by capital expenditures and investments in unconsolidated entities.

Financing activities

Net cash used in financing activities was $529.1 million in 2014, compared with net cash used of $659.6 million and $448.2 million in 2013 and 2012, respectively. During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. Completion of these transactions required the use of $250.6 million, $479.8 million, and $618.8 million of cash in 2014, 2013, and 2012, respectively. We borrowed an incremental $34.6 million under the Repurchase Agreement during 2014, repaid $33.1 million of borrowings in 2013, and borrowed $138.8 million in 2012, the year in which it was put in place. Cash used in financing activities for 2014 also reflects dividend payments of $75.6 million and the repurchase of common shares for $253.0 million, partially offset by funds provided by the issuance of common shares in connection with employee stock option exercises.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year.

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2014:

	Payments Due by Period ($000’s omitted)
	Total	2015	2016-2017	2018-2019	After 2019
Contractual obligations:
Long-term debt (a)	$3,160,188	$350,986	$756,375	$134,252	$1,918,575
Operating lease obligations	143,723	28,744	44,530	27,716	42,733
Other long-term liabilities (b)	26,844	1,210	15,518	5,046	5,070
Total contractual obligations (c)	$3,330,755	$380,940	$816,423	$167,014	$1,966,378

(a)	Represents principal and interest payments related to our senior notes.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2014, we had $127.3 million of deposits and pre-acquisition costs relating to option agreements to acquire 34,573 lots with a remaining purchase price of $1.9 billion. We expect to acquire the majority of such land within the next two years and the remainder thereafter.

At December 31, 2014, we had $32.9 million of gross unrecognized tax benefits and $17.3 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2004 - 2014.

The following table summarizes our other commercial commitments as of December 31, 2014:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2015	2016-2017	2018-2019	After 2019
Other commercial commitments:
Guarantor credit facilities (a)	$500,000	$—	$500,000	$—	$—
Non-guarantor credit facilities (b)	150,000	150,000	—	—	—
Total commercial commitments (c)	$650,000	$150,000	$500,000	$—	$—

(a)
The $500.0 million in 2016-2017 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding and $208.4 million of letters of credit were issued at December 31, 2014.

(b)
Represents the capacity of the Repurchase Agreement, of which $140.2 million was outstanding at December 31, 2014, and which expires in September 2015. Effective September 2014, the borrowing capacity under the agreement was set at $150.0 million. The capacity will reduce to $99.8 million in February 2015, and will increase again to $150.0 million in June 2015.

(c)	The above table excludes an aggregate $1.0 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2014, we had outstanding letters of credit of $212.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at December 31, 2014, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2014, these agreements had an aggregate remaining purchase price of $1.9 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2014, we recorded assets of $30.2 million as land, not owned, under option agreements.

At December 31, 2014, aggregate outstanding debt of unconsolidated joint ventures was $25.8 million, of which our proportionate share was $11.6 million. Of this amount, we provided limited recourse guaranties for $0.3 million at December 31, 2014. See Note 5 to the Consolidated Financial Statements for additional information.

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

During 2014, we reduced our loan origination liabilities by $18.6 million based on settlements of various pending repurchase requests and current conditions. During 2012, we recorded $49.0 million of provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Reserves provided and related adjustments are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

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

During 2014, we recorded a change in estimate increasing general liability insurance reserves by $69.3 million. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. Adjustments to reserves are recorded in the period in which the change in estimate occurs. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

Our recorded reserves for all such claims totaled $710.2 million and $668.1 million at December 31, 2014 and 2013, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 72% and 78% of the total general liability reserves at December 31, 2014 and 2013, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $650 million to $825 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financings to the extent long-term rates decline. The following tables set forth, as of December 31, 2014 and 2013, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2014 for the Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$237,994	$465,245	$123,000	$—	$—	$1,000,000	$1,826,239	$1,952,774
Average interest rate	5.25%	6.50%	7.63%	—%	—%	6.71%	6.53%

	As of December 31, 2013 for the Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$333,647	$465,245	$123,000	$—	$1,150,000	$2,071,892	$2,070,744
Average interest rate	—%	5.24%	6.50%	7.63%	—%	6.80%	6.53%

Derivative instruments and hedging activities

Pulte Mortgage is exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). The interest rate risk continues through the loan closing and until the loan is sold to an investor. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 75 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float. In periods of low or decreasing interest rates, the length of exposure will also generally increase as customers desire to lock before the possibility of rising rates.

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

Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of 50, 100, and 150 basis points would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
($000’s omitted, except per share data)

	2014	2013
ASSETS
Cash and equivalents	$1,292,862	$1,580,329
Restricted cash	16,358	72,715
House and land inventory	4,392,100	3,978,561
Land held for sale	101,190	61,735
Land, not owned, under option agreements	30,186	24,024
Residential mortgage loans available-for-sale	339,531	287,933
Investments in unconsolidated entities	40,368	45,323
Other assets	513,032	460,621
Intangible assets	123,115	136,148
Deferred tax assets, net	1,720,668	2,086,754
	$8,569,410	$8,734,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $32,586 and $35,827 in 2014 and 2013, respectively	$270,516	$202,736
Customer deposits	142,642	134,858
Accrued and other liabilities	1,343,774	1,377,750
Income tax liabilities	48,722	206,015
Financial Services debt	140,241	105,664
Senior notes	1,818,561	2,058,168
Total liabilities	3,764,456	4,085,191
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 500,000,000 shares authorized, 369,458,530 and 381,299,600 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,695	3,813
Additional paid-in capital	3,072,996	3,052,016
Accumulated other comprehensive loss	(690)	(795)
Retained earnings	1,728,953	1,593,918
Total shareholders’ equity	4,804,954	4,648,952
	$8,569,410	$8,734,143
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013, and 2012
(000’s omitted, except per share data)

	2014	2013	2012
Revenues:
Homebuilding
Home sale revenues	$5,662,171	$5,424,309	$4,552,412
Land sale revenues	34,554	114,335	106,698
	5,696,725	5,538,644	4,659,110
Financial Services	125,638	140,951	160,888
Total revenues	5,822,363	5,679,595	4,819,998
Homebuilding Cost of Revenues:
Home sale cost of revenues	4,343,249	4,310,528	3,833,451
Land sale cost of revenues	23,748	104,426	94,880
	4,366,997	4,414,954	3,928,331
Financial Services expenses	71,239	92,379	135,511
Selling, general, and administrative expenses	667,815	568,500	514,457
Other expense, net	38,745	80,753	66,298
Interest income	(4,632)	(4,395)	(4,913)
Interest expense	849	712	819
Equity in earnings of unconsolidated entities	(8,408)	(1,130)	(4,059)
Income before income taxes	689,758	527,822	183,554
Income tax expense (benefit)	215,420	(2,092,294)	(22,591)
Net income	$474,338	$2,620,116	$206,145

Net income per share:
Basic	$1.27	$6.79	$0.54
Diluted	$1.26	$6.72	$0.54
Cash dividends declared	$0.23	$0.15	$—

Number of shares used in calculation:
Basic	370,377	383,077	381,562
Effect of dilutive securities	3,725	3,789	3,002
Diluted	374,102	386,866	384,564

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2014, 2013, and 2012
(000’s omitted)

	2014	2013	2012
Net income	$474,338	$2,620,116	$206,145

Other comprehensive income, net of tax:
Change in value of derivatives	105	197	314
Other comprehensive income	105	197	314

Comprehensive income	$474,443	$2,620,313	$206,459

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013, and 2012
(000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock option exercises	2,877	29	32,780	—	—	32,809
Stock awards, net of cancellations	1,228	12	(12)	—	—	—
Stock repurchases	(105)	(1)	(813)	—	(147)	(961)
Stock-based compensation	—	—	12,694	—	—	12,694
Net income	—	—	—	—	206,145	206,145
Other comprehensive income	—	—	—	314	—	314
Shareholders' Equity, December 31, 2012	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,432	14	19,397	—	—	19,411
Stock awards, net of cancellations	1,002	10	(10)	—	—	—
Dividends declared	—	—	—	—	(57,530)	(57,530)
Stock repurchases	(7,742)	(77)	(3,063)	—	(124,521)	(127,661)
Stock-based compensation	—	—	14,474	—	—	14,474
Excess tax benefits (deficiencies) from stock-based compensation	—	—	(9,671)	—	—	(9,671)
Net income	—	—	—	—	2,620,116	2,620,116
Other comprehensive income	—	—	—	197	—	197
Shareholders' Equity, December 31, 2013	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	1,422	14	15,613	—	—	15,627
Stock awards, net of cancellations	(43)	—	—	—	—	—
Dividends declared	—	—	72	—	(86,442)	(86,370)
Stock repurchases	(13,220)	(132)	—	—	(252,887)	(253,019)
Stock-based compensation	—	—	13,786	—	26	13,812
Excess tax benefits (deficiencies) from stock-based compensation	—	—	(8,491)	—	—	(8,491)
Net income	—	—	—	—	474,338	474,338
Other comprehensive income	—	—	—	105	—	105
Shareholders' Equity, December 31, 2014	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013, and 2012
($000’s omitted)

	2014	2013	2012
Cash flows from operating activities:
Net income	$474,338	$2,620,116	$206,145
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	223,769	(2,096,425)	—
Write-down of land and deposits and pre-acquisition costs	11,168	9,672	17,195
Depreciation and amortization	39,864	31,587	30,027
Stock-based compensation expense	29,292	30,480	22,897
Loss on debt retirements	8,584	26,930	32,071
Equity in earnings of unconsolidated entities	(8,408)	(1,130)	(4,059)
Distributions of earnings from unconsolidated entities	4,932	2,049	7,488
Other non-cash, net	9,567	9,375	10,356
Increase (decrease) in cash due to:
Restricted cash	1,368	3,387	1,257
Inventories	(346,596)	265,064	455,223
Residential mortgage loans available-for-sale	(53,734)	28,448	(60,828)
Other assets	(46,249)	(38,190)	26,014
Accounts payable, accrued and other liabilities	(23,671)	(17,377)	20,802
Income tax liabilities	(14,975)	7,150	(4,448)
Net cash provided by operating activities	309,249	881,136	760,140
Cash flows from investing activities:
Distributions from unconsolidated entities	8,157	1,001	3,029
Investments in unconsolidated entities	(9)	(1,677)	(16,456)
Net change in loans held for investment	335	(12,265)	836
Change in restricted cash related to letters of credit	54,989	(4,152)	28,653
Proceeds from the sale of property and equipment	113	15	7,586
Capital expenditures	(48,790)	(28,899)	(13,942)
Cash used for business acquisition	(82,419)	—	—
Net cash provided by (used in) investing activities	(67,624)	(45,977)	9,706
Cash flows from financing activities:
Financial Services borrowings (repayments)	34,577	(33,131)	138,795
Other borrowings (repayments)	(250,631)	(479,827)	(618,800)
Stock option exercises	15,627	19,411	32,809
Stock repurchases	(253,019)	(127,661)	(961)
Dividends paid	(75,646)	(38,382)	—
Net cash used in financing activities	(529,092)	(659,590)	(448,157)
Net increase (decrease) in cash and equivalents	(287,467)	175,569	321,689
Cash and equivalents at beginning of period	1,580,329	1,404,760	1,083,071
Cash and equivalents at end of period	$1,292,862	$1,580,329	$1,404,760
Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(4,561)	$(171)	$(1,470)
Income taxes paid (refunded), net	$1,030	$373	$(13,322)
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

Business acquisition

We acquired certain real estate assets from Dominion Homes in August 2014 for $82.4 million in cash and the assumption of certain payables related to such assets. The net assets acquired are located in Columbus, Ohio, and Louisville and Lexington, Kentucky, and included approximately 8,200 lots, including approximately 400 homes in inventory and control of approximately 900 lots through option contracts. We also assumed a sales order backlog of 622 homes. The acquired net assets were recorded at their estimated fair values. The acquisition of these assets was not material to our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2014 and 2013 also included $5.1 million and $3.7 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use. Restricted cash includes deposits maintained with financial institutions under cash-collateralized letter of credit agreements (see Note 6) as well as certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investments in unconsolidated entities

We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of these entities. Certain of these entities sell land to us. We defer the recognition of profits from such activities until the time we ultimately sell the related land.

We evaluate our investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 5.

Intangible assets

Intangible assets consist of tradenames acquired in connection with the 2009 acquisition of Centex Corporation ("Centex") and the 2001 acquisition of Del Webb Corporation ("Del Webb"). These intangible assets were valued at the acquisition date and are being amortized over 20-year lives. The acquired cost and accumulated amortization of our intangible assets were $259.0 million and $135.9 million, respectively, at December 31, 2014, and $259.0 million and $122.9 million, respectively, at December 31, 2013. Amortization expense totaled $13.0 million in 2014, and $13.1 million in 2013 and 2012, and is expected to be $12.9 million in each of the next five years.

The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. There were no impairments of tradenames during 2014, 2013, or 2012.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: model home furniture - two years; office furniture and equipment - three to ten years; and leasehold improvements - life of the lease. Property and equipment are included in other assets and totaled $75.2 million net of accumulated depreciation of $192.2 million at December 31, 2014 and $53.1 million net of accumulated depreciation of $182.0 million at December 31, 2013. Depreciation expense totaled $26.8 million, $18.5 million, and $16.9 million in 2014, 2013, and 2012, respectively.

Advertising costs

Advertising costs are expensed as incurred and totaled $41.8 million, $42.4 million, and $45.8 million, in 2014, 2013, and 2012, respectively.

Employee benefits

We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to the plans totaled $12.1 million, $11.0 million, and $9.4 million in 2014, 2013, and 2012, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2014	2013	2012
Write-offs of deposits and pre-acquisition costs (Note 3)	$6,099	$3,122	$2,278
Loss on debt retirements (Note 6)	8,584	26,930	32,071
Lease exit and related costs	9,609	2,778	7,306
Amortization of intangible assets (Note 1)	13,033	13,100	13,100
Miscellaneous, net (a)	1,420	34,823	11,543
	$38,745	$80,753	$66,298

(a)
Includes charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 12) and $5.1 million in 2012 related to the write-down of notes receivable.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 6.6 million, 9.6 million, and 16.6 million stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments in 2014, 2013, and 2012, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the earnings per share of common stock ($000's omitted, except per share data):

	December 31, 2014	December 31, 2013	December 31, 2012
Numerator:
Net income	$474,338	$2,620,116	$206,145
Less: earnings distributed to participating securities	(583)	(407)	—
Less: undistributed earnings allocated to participating securities	(2,668)	(19,201)	—
Numerator for basic earnings per share	$471,087	$2,600,508	$206,145
Add back: undistributed earnings allocated to participating securities	2,668	19,201	—
Less: undistributed earnings reallocated to participating securities	(2,643)	(18,845)	—
Numerator for diluted earnings per share	$471,112	$2,600,864	$206,145

Denominator:
Basic shares outstanding	370,377	383,077	381,562
Effect of dilutive securities	3,725	3,789	3,002
Diluted shares outstanding	374,102	386,866	384,564

Earnings per share:
Basic	$1.27	$6.79	$0.54
Diluted	$1.26	$6.72	$0.54

 Stock-based compensation

We measure compensation cost for restricted stock and restricted stock units at fair value on the grant date. Fair value is determined based on the quoted price of our common stock on the grant date. We recognize compensation expense for restricted stock and restricted stock units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 8.

Income taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions.  Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit). See Note 9.

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing. The amount of such deferred profits were not material at either December 31, 2014 or December 31, 2013.

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

We record valuation adjustments on land inventory when events and circumstances indicate that the related community may be impaired and when the cash flows estimated to be generated by the community are less than its carrying amount. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of the community. Impairment charges are recorded if the fair value of the community's inventory is less than its carrying value. We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. See Note 3.

 Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record net realizable value adjustments for land held for sale within Homebuilding land sale cost of revenues. See Note 3.

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net.  See Note 3.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2014 or December 31, 2013 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Separately, certain land option agreements represent financing arrangements due to the remaining purchase price under the land option agreements, in the event we exercise the purchase rights under the agreements, even though we generally have no obligation to pay these future amounts. As a result, we recorded $30.2 million and $24.0 million at December 31, 2014 and December 31, 2013, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2014			December 31, 2013
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$56,039	$891,506	$12,533	$40,486	$661,158	$8,167
Other land options	71,241	999,079	17,653	50,548	729,128	15,857
	$127,280	$1,890,585	$30,186	$91,034	$1,390,286	$24,024

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Start-up costs

Costs and expenses associated with opening new communities are expensed to selling, general, and administrative expenses when incurred.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time the product revenue is recognized.

Self-insured risks

We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, we retain a significant portion of the overall risk for such claims. We reserve for these costs on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 12.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” See Note 12 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2014 and 2013, residential mortgage loans available-for-sale had an aggregate fair value of $339.5 million and $287.9 million, respectively, and an aggregate outstanding principal balance of $327.4 million and $278.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $1.7 million and $(1.2) million for the years ended December 31, 2014 and 2013, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2014, 2013, and 2012 were $67.2 million, $80.3 million, and $109.2 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2014 and 2013 and are included in accrued and other liabilities.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are carried at cost and are reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $12.5 million and $11.0 million at December 31, 2014 and 2013, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $7.2 million, $7.5 million, and $6.0 million in 2014, 2013, and 2012, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

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

At December 31, 2014 and 2013, we had aggregate interest rate lock commitments of $146.1 million and $175.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2014 and 2013, we had unexpired forward contracts of $371.0 million and $381.5 million, respectively, and whole loan investor commitments of $63.5 million and $31.7 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

 The fair values of derivative instruments and their location in the Consolidated Balance Sheets is summarized below ($000’s omitted):

	December 31, 2014		December 31, 2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$4,313	$65	$3,628	$489
Forward contracts	79	3,653	4,374	34
Whole loan commitments	31	619	189	84
	$4,423	$4,337	$8,191	$607

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for us for fiscal and interim periods beginning January 1, 2017 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our financial statements.

2. Corporate office relocation

In May 2013, we announced our plan to relocate our corporate offices to Atlanta, Georgia, from the previous location in Bloomfield Hills, Michigan. The relocation of operations is occurring in phases over time and is expected to be substantially complete in 2015. We recorded employee severance, retention, relocation, and related costs of $7.6 million and $15.0 million in 2014 and 2013, respectively. We also recorded lease exit and asset impairment costs totaling $8.7 million and $0.4 million in 2014 and 2013, respectively. Severance, retention, relocation, and related costs are recorded within selling, general, and administrative expense, while lease exit and asset impairments are included in other expense, net. We expect the remaining costs to total less than $15.0 million. We have also incurred costs at the new location related to the recruitment and onboarding of new employees and certain redundant operating costs, the amount of which has not been material.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventory and land held for sale

Major components of inventory at December 31, 2014 and 2013 were ($000’s omitted):

	2014	2013
Homes under construction	$1,084,137	$1,042,147
Land under development	2,545,049	2,189,387
Raw land	762,914	747,027
	$4,392,100	$3,978,561

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2014	2013	2012
Interest in inventory, beginning of period	$230,922	$331,880	$355,068
Interest capitalized	131,444	154,107	201,103
Interest expensed (a)	(194,728)	(255,065)	(224,291)
Interest in inventory, end of period	167,638	230,922	331,880

(a)
Interest expensed to Home sale cost of revenues for 2014, 2013, and 2012 included $1.3 million, $2.9 million, and $6.5 million, respectively, of capitalized interest write-offs resulting from land-related charges and sales.

Land-related charges

We recorded the following land-related charges:

	2014	2013	2012
Land impairments	$3,911	$2,944	$13,437
Net realizable value adjustments ("NRV") - land held for sale	1,158	3,606	1,480
Write-off of deposits and pre-acquisition costs	6,099	3,122	2,278
Total land-related charges	$11,168	$9,672	$17,195

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale at December 31, 2014 and 2013 was as follows ($000’s omitted):

	2014	2013
Land held for sale, gross	$108,725	$70,003
Net realizable value reserves	(7,535)	(8,268)
Land held for sale, net	$101,190	$61,735

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $4.8 billion and $885.8 million in 2014, $4.5 billion and $939.0 million in 2013, and $3.6 billion and $925.4 million in 2012, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Northern California, Ohio, Washington
Southwest:	Arizona, Nevada, New Mexico, Southern California

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2014	2013	2012
Revenues:
Northeast	$710,859	$819,709	$755,148
Southeast	949,635	842,921	691,113
Florida	917,956	802,665	628,997
Texas	859,165	835,473	682,929
North	1,436,500	1,232,814	1,022,633
Southwest	822,610	1,005,062	878,290
	5,696,725	5,538,644	4,659,110
Financial Services	125,638	140,951	160,888
Consolidated revenues	$5,822,363	$5,679,595	$4,819,998

Income before income taxes:
Northeast	$103,865	$110,246	$73,345
Southeast	156,513	121,055	64,678
Florida	190,441	139,673	73,472
Texas	133,005	111,431	60,979
North	197,230	164,348	84,597
Southwest	136,357	179,163	79,887
Other homebuilding (a)	(282,234)	(346,803)	(278,967)
	635,177	479,113	157,991
Financial Services	54,581	48,709	25,563
Consolidated income before income taxes	$689,758	$527,822	$183,554

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included the following: losses on debt retirements of $8.6 million, $26.9 million, and $32.1 million for 2014, 2013, and 2012, respectively; charges totaling $69.3 million to increase general liability insurance reserves in 2014; costs associated with the relocation of our corporate headquarters totaling $16.3 million and $15.4 million in 2014 and 2013, respectively; and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2014	2013	2012
Land-related charges*:
Northeast	$2,824	$557	$1,794
Southeast	1,826	998	1,363
Florida	487	1,076	214
Texas	321	191	556
North	3,227	3,434	4,546
Southwest	816	472	2,254
Other homebuilding	1,667	2,944	6,468
	$11,168	$9,672	$17,195

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 1 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Northeast	$1,852	$1,987	$1,790
Southeast	2,666	1,647	1,028
Florida	2,150	1,334	1,640
Texas	1,698	1,784	1,619
North	4,414	2,265	1,709
Southwest	4,002	2,969	3,143
Other homebuilding (a)	19,548	16,248	16,168
	36,330	28,234	27,097
Financial Services	3,534	3,353	2,930
	$39,864	$31,587	$30,027

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2014	2013	2012
Equity in (earnings) loss of unconsolidated entities:
Northeast	$(4,733)	$(58)	$(4)
Southeast	—	—	—
Florida	(7)	(4)	—
Texas	—	—	—
North	(2,417)	(608)	(1,497)
Southwest	(486)	(678)	(1,137)
Other homebuilding	(583)	355	(1,235)
	(8,226)	(993)	(3,873)
Financial Services	(182)	(137)	(186)
	$(8,408)	$(1,130)	$(4,059)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Texas	134,873	250,102	91,765	476,740	528,392
North	280,970	478,665	137,044	896,679	996,908
Southwest	166,056	698,513	163,421	1,027,990	1,113,592
Other homebuilding (a)	19,015	196,762	34,401	250,178	3,527,731
	1,084,137	2,545,049	762,914	4,392,100	8,148,445
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,569,410

	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Texas	130,398	223,979	57,480	411,857	466,198
North	227,537	350,239	78,945	656,721	716,239
Southwest	159,350	512,164	201,659	873,173	940,462
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2014	2013
Investments in joint ventures with debt non-recourse to PulteGroup	$26,488	$26,532
Investments in other active joint ventures	13,880	18,791
Total investments in unconsolidated entities	$40,368	$45,323

Total joint venture debt	$25,849	$12,408

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$283	$750
Joint venture debt non-recourse to PulteGroup	11,341	3,654
PulteGroup's total proportionate share of joint venture debt	$11,624	$4,404

In 2014, 2013, and 2012, we recognized income from unconsolidated joint ventures of $8.4 million, $1.1 million, and $4.1 million, respectively. During 2014, 2013, and 2012, we made capital contributions of $0.0 million, $1.7 million, and $16.5 million, respectively, and received distributions of $13.1 million, $3.1 million, and $10.5 million, respectively.

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

6. Debt

Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2014	2013
5.20% unsecured senior notes due February 2015 (a)	$—	$95,633
5.25% unsecured senior notes due June 2015 (a)	236,452	233,085
6.50% unsecured senior notes due May 2016 (a)	462,009	459,581
7.625% unsecured senior notes due October 2017 (b)	122,752	122,663
7.875% unsecured senior notes due June 2032 (a)	299,239	299,196
6.375% unsecured senior notes due May 2033 (a)	398,640	398,567
6.00% unsecured senior notes due February 2035 (a)	299,469	299,443
7.375% unsecured senior notes due June 2046 (a)	—	150,000
Total senior notes – carrying value (c)	$1,818,561	$2,058,168
Estimated fair value	$1,952,774	$2,070,744

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2014, we were in compliance with all of the covenants and requirements under the senior notes. Total senior note principal maturities of $1.8 billion during the five years following 2014 and thereafter are as follows: 2015 - $238.0 million; 2016 - $465.2 million; 2017 - $123.0 million; 2018 - $0.0 million; 2019 - $0.0 million; and thereafter - $1.0 billion. Refer to Note 13 for supplemental consolidating financial information of the Company.

Debt retirement

During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions. As a result of these transactions, we reduced our outstanding senior notes by $245.7 million, $461.4 million, and $592.4 million during 2014, 2013, and 2012, respectively, and recorded losses totaling $8.6 million, $26.9 million, and $32.1 million in 2014, 2013 and 2012, respectively. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At December 31, 2014, we had no borrowings outstanding and $208.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2014, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Other letter of credit facilities

We maintain a separate cash-collateralized letter of credit agreement with a bank. Letters of credit totaling $3.7 million and $58.7 million were outstanding under this agreement (or similar previous agreements with different financial institutions) at December 31, 2014 and 2013, respectively. Under this agreement, we are required to maintain deposits with the financial institution in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash. An unsecured letter of credit facility we previously maintained with a bank expired in September 2014.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties totaling $22.3 million and $7.5 million at December 31, 2014 and 2013, respectively. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity of $150.0 million. The capacity will reduce to $99.8 million in February 2015, and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $140.2 million and $105.7 million outstanding under the Repurchase Agreement at December 31, 2014, and 2013, respectively, and was in compliance with all of its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2014	2013	2012
Available credit lines	$150,000	$150,000	$150,000
Unused credit lines	$9,759	$44,336	$11,205
Weighted-average interest rate	2.70%	2.90%	3.00%

7. Shareholders’ equity

We reinstated our quarterly cash dividend in July 2013. During 2013, we declared three cash dividends of $0.05 per common share each. During 2014, we declared cash dividends of $0.05 per common share in each of the first three quarters and $0.08 per common share in the fourth quarter for a total of $86.4 million.

In previous years, our Board of Directors authorized a share repurchase program. In October 2014, our Board of Directors approved an increase of $750.0 million to such authorization. We repurchased 12.9 million and 7.2 million shares under the repurchase authorizations for a total of $245.8 million and $118.1 million in 2014 and 2013, respectively. There were no repurchases under these programs during 2012. At December 31, 2014, we had remaining authorization to repurchase $738.5 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2014, 2013, and 2012, employees surrendered shares valued at $7.2 million, $9.6 million, and $1.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted stock, performance shares, and restricted stock units ("RSUs") to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not exceeding ten years. Non-employee directors are entitled to an annual distribution of stock options, common stock, or restricted stock units. All options granted to non-employee directors vest immediately and are exercisable on the grant date for ten years. Options granted to employees generally vest incrementally over four years. Restricted stock and RSUs generally cliff vest after three years. Restricted stock holders have voting rights during the vesting period and both restricted stock and RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into shares of common stock upon distribution. RSUs represent the right to receive an equal number of shares of common stock and are converted into shares of common stock upon distribution. As of December 31, 2014, there were 23.5 million shares that remained available for grant under the plan.

Our stock compensation expense for the three years ended December 31, 2014 is presented below ($000's omitted):

	2014	2013	2012
Stock options	$121	$1,056	$2,617
Restricted stock (including RSUs and performance shares)	13,690	13,418	10,077
Long-term incentive plans	15,481	16,006	10,203
	$29,292	$30,480	$22,897

Stock options

A summary of stock option activity for the three years ended December 31, 2014 is presented below (000’s omitted except per share data):

	2014		2013		2012
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	12,887	$23	17,148	$22	21,641	$21
Granted	—	—	—	—	—	—
Exercised	(1,422)	11	(1,432)	14	(2,877)	11
Forfeited	(2,095)	29	(2,829)	25	(1,616)	27
Outstanding, end of year	9,370	$23	12,887	$23	17,148	$22
Options exercisable at year end	9,265	$23	12,402	$23	15,719	$23
Weighted-average per share fair value of options granted during the year	$—		$—		$—

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	907	4.0	$10	802	$10
$11.01 to $18.00	4,003	4.6	12	4,003	12
$18.01 to $25.00	417	0.3	23	417	23
$25.01 to $35.00	1,997	1.9	34	1,997	34
$35.01 to $45.00	2,046	0.9	40	2,046	40
	9,370	3.0	$23	9,265	$23

We did not issue any stock options during 2014, 2013, or 2012. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2014. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2014, 2013, and 2012 was $14.1 million, $10.8 million, and $8.6 million, respectively. As of December 31, 2014, options outstanding had an intrinsic value of $48.8 million, of which $47.3 million related to options exercisable.

Restricted stock (including RSUs and performance shares)

A summary of restricted stock activity, including RSUs and performance shares, for the three years ended December 31, 2014 is presented below (000’s omitted, except per share data):

	2014		2013		2012
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	3,211	$11	3,822	$9	3,042	$9
Granted	974	$19	806	$21	1,461	$10
Distributed	(1,019)	$10	(1,391)	$11	(544)	$11
Forfeited	(276)	$15	(26)	$15	(137)	$10
Outstanding, end of year	2,890	$15	3,211	$11	3,822	$9
Vested, end of year	75	$13	60	$12	51	$10

During 2014, 2013, and 2012, the total fair value of shares vested during the year was $8.1 million, $12.7 million, and $3.7 million, respectively. Unamortized compensation cost related to restricted stock awards was $13.9 million at December 31, 2014. These costs will be expensed over a weighted-average period of approximately 2 years.

Certain individuals have received grants of performance shares. The fair value of each performance share was calculated using the stock price on the grant date. We recognize expense when it becomes probable that the stated performance targets will be achieved. Unamortized compensation cost related to performance shares considered probable was $0.2 million at December 31, 2014 and will be expensed over a weighted-average period of less than one year. Additionally, there were 75,080 RSUs outstanding at December 31, 2014 that had vested but had not yet been paid out because the payout date had been deferred by the holder.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term incentive plans

We maintain a long-term incentive plan for certain of our field employees that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned each year in the form of share units that are paid out in cash at the end of the performance period based upon the number of share units earned times the stock price at the end of the performance period.  Accordingly, the liability associated with the awards is adjusted each reporting period based on movements in the stock price and totaled $9.5 million and $12.6 million at December 31, 2014 and 2013, respectively.

We also maintain a long-term performance award plan for senior management that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned based on our cumulative performance over the performance period and are stated in dollars but settled in common shares based on the stock price at the end of the performance period.  If the stock price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash.  We recognize expense for these awards based on the probability of achievement of the stated performance targets. The liability for these awards totaled $26.2 million and $14.3 million at December 31, 2014 and 2013, respectively.

9. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2014	2013	2012
Current provision (benefit)
Federal	$5,619	$5,725	$(8,523)
State and other	(13,968)	(1,596)	(14,068)
	$(8,349)	$4,129	$(22,591)
Deferred provision (benefit)
Federal	$232,969	$(1,833,580)	$—
State and other	(9,200)	(262,843)	—
	$223,769	$(2,096,423)	$—
Income tax expense (benefit)	$215,420	$(2,092,294)	$(22,591)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2014	2013	2012
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	4.0	3.0
Deferred tax asset valuation allowance	(6.6)	(438.0)	(37.7)
Tax contingencies	(1.4)	0.3	(10.6)
Other	1.2	2.3	(2.0)
Effective rate	31.2%	(396.4)%	(12.3)%

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance related to our deferred tax assets, changes in tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates in 2014, 2013, and 2012 are not correlated to the amount of our income before income taxes. The income tax expense for 2014 reflects a reversal of a portion of our valuation allowance, primarily related to certain of our state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters. The income tax benefit for 2013 resulted from the reversal of substantially all of the valuation allowance related to our federal deferred tax assets and certain of our state deferred tax assets, while the income tax benefit for 2012 resulted primarily from the favorable resolution of certain federal and state income tax matters.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2014	2013
Deferred tax assets:
Non-deductible reserves and other	$445,128	$475,730
Inventory valuation reserves	599,763	770,566
Net operating loss ("NOL") carryforwards:
Federal	515,568	726,398
State	257,738	292,195
Alternative minimum tax credits	34,812	28,683
Energy credit and charitable contribution carryforward	27,858	39,978
	1,880,867	2,333,550
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(31,584)	(39,449)
Trademarks and tradenames	(46,362)	(50,047)
	(77,946)	(89,496)
Valuation allowance	(82,253)	(157,300)
Net deferred tax asset	$1,720,668	$2,086,754

Our gross federal NOL carryforward is approximately $1.5 billion and expires between 2028 and 2032. A portion of the federal NOL is subject to the provisions of Internal Revenue Code Section 382. We also have significant state NOLs in various jurisdictions. These state NOLs may generally be carried forward from 5 to 20 years, depending on the jurisdiction, and expire between 2014 and 2034. In addition, we have energy credit carryforwards expiring in 2026 to 2034 and alternative minimum tax credits, which can be carried forward indefinitely.

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
In 2014, we recorded an income tax benefit of $45.6 million as the result of a reversal of valuation allowance related primarily to certain of our state deferred tax assets as the result of an increase in expected future taxable income in certain jurisdictions. At December 31, 2014, our remaining valuation allowance relates primarily to state net operating loss carryforwards that have not met the "more likely than not" realization threshold, primarily due to state related section 382 limitations. The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2013, we recorded an income tax benefit of $2.1 billion as the result of a reversal of valuation allowance. Based on our evaluation through June 30, 2013, we had fully reserved our net deferred tax assets due to the uncertainty of their realization. One of the primary pieces of negative evidence we considered was the significant losses we incurred in recent years, including being in a three-year cumulative pre-tax loss position, which we exited in 2013. In the third quarter of 2013, we determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance in the third quarter. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Accordingly, an additional $73.7 million of the remaining valuation allowance reversed in the fourth quarter of 2013, which was offset by income tax expense based on fourth quarter earnings.
We conducted our evaluations by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance in 2013 included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry are more favorable than in recent years and our belief that conditions will continue to be favorable over the long-term. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At December 31, 2014, we had $32.9 million of gross unrecognized tax benefits, of which $21.4 million (net of federal benefit) would impact the effective tax rate if recognized. At December 31, 2013, we had $173.3 million of gross unrecognized tax benefits, of which $21.5 million would impact the effective rate if recognized. Income tax liabilities decreased from $206.0 million at December 31, 2013 to $48.7 million at December 31, 2014, primarily as the result of the resolution of certain income tax matters. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $4.1 million, excluding interest and penalties, primarily due to potential settlements. Additionally, we had accrued interest and penalties of $17.3 million and $33.1 million at December 31, 2014 and 2013, respectively. Our net tax-related interest and penalties totaled a benefit of $15.8 million and an expense of $3.0 million in 2014 and 2013, respectively. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2014	2013	2012
Unrecognized tax benefits, beginning of period	$173,310	$170,425	$171,863
Increases related to tax positions taken during a prior period	—	12,877	8,782
Decreases related to tax positions taken during a prior period	(133,883)	(7,502)	(9,373)
Increases related to tax positions taken during the current period	237	381	11,797
Decreases related to settlements with taxing authorities	(6,753)	(1,434)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(1,437)	(12,644)
Unrecognized tax benefits, end of period	$32,911	$173,310	$170,425

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2004 to 2014.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2014	December 31, 2013

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$339,531	$287,933
Interest rate lock commitments	Level 2	4,248	3,139
Forward contracts	Level 2	(3,574)	4,340
Whole loan commitments	Level 2	(588)	105

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$13,925	$—

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,309,220	$1,653,044
Financial Services debt	Level 2	140,241	105,664
Senior notes	Level 2	1,952,774	2,070,744

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair value included in the above table represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 1 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion and $2.1 billion, at December 31, 2014 and 2013, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2014	2013
Accounts and notes receivable:
Insurance receivables	$60,598	$51,764
Notes receivable	30,699	32,944
Other receivables	63,867	52,720
	$155,164	$137,428
Prepaid expenses	72,585	65,965
Deposits and pre-acquisition costs (Note 1)	127,280	91,034
Property and equipment, net (Note 1)	75,219	53,051
Income taxes receivable (Note 9)	21,330	35,437
Other	61,454	77,706
	$513,032	$460,621

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 12), municipalities, and vendors. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2014	2013
Self-insurance liabilities (Note 12)	$710,245	$668,100
Loan origination liabilities (Note 12)	58,222	124,956
Compensation-related	142,586	171,686
Warranty (Note 12)	65,389	63,992
Community development district obligations (Note 12)	17,122	26,124
Liability for land, not owned, under option agreements (Note 1)	30,186	24,024
Accrued interest	20,446	22,283
Limited recourse notes payable	22,255	7,521
Other	277,323	269,064
	$1,343,774	$1,377,750

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014 are as follows ($000’s omitted):

Years Ending December 31,
2015	$28,744
2016	25,713
2017	18,817
2018	14,870
2019	12,846
Thereafter	42,733
Total minimum lease payments (a)	$143,723

(a)	Minimum payments have not been reduced by minimum sublease rentals of $5.3 million due in the future under non-cancelable subleases.

Net rental expense for 2014, 2013, and 2012 was $25.3 million, $23.0 million, and $24.2 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

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

During 2014, we reduced our loan origination liabilities by $18.6 million based on settlements of various pending repurchase requests and current conditions. During 2012, we recorded $49.0 million of provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Reserves provided and related adjustments are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in these liabilities were as follows ($000's omitted):

	2014	2013	2012
Liabilities, beginning of period	$124,956	$164,280	$128,330
Reserves provided (released)	(18,604)	—	49,025
Payments	(48,130)	(39,324)	(13,075)
Liabilities, end of period	$58,222	$124,956	$164,280

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

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments. At December 31, 2014 and 2013, we had $17.1 million and $26.1 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $212.1 million and $1.0 billion, respectively, at December 31, 2014, and $183.1 million and $958.3 million, respectively, at December 31, 2013. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

During 2013, we settled a number of claims related to a previously completed luxury community in a market we have since exited. The claims related to a contractual dispute with certain homeowners. As a result of these settlements, we recorded charges of $41.2 million during 2013.

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

	2014	2013	2012
Warranty liabilities, beginning of period	$63,992	$64,098	$68,025
Reserves provided	51,348	49,399	45,705
Payments	(47,968)	(44,925)	(45,365)
Other adjustments	(1,983)	(4,580)	(4,267)
Warranty liabilities, end of period	$65,389	$63,992	$64,098

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $710.2 million and $668.1 million at December 31, 2014 and 2013, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 72% and 78% of the total general liability reserves at December 31, 2014 and 2013, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

During 2014, we recorded a change in estimate increasing general liability insurance reserves by $69.3 million, which is reflected in "Reserves provided" in the below table. Such additional reserves were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. Adjustments to reserves are recorded in the period in which the change in estimate occurs. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses related and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2014	2013	2012
Balance, beginning of period	$668,100	$721,284	$739,029
Reserves provided	141,790	64,737	54,262
Payments	(99,645)	(117,921)	(72,007)
Balance, end of period	$710,245	$668,100	$721,284
13. Supplemental Guarantor information

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$7,454	$1,157,307	$128,101	$—	$1,292,862
Restricted cash	3,710	1,513	11,135	—	16,358
House and land inventory	—	4,391,445	655	—	4,392,100
Land held for sale	—	100,156	1,034	—	101,190
Land, not owned, under option agreements	—	30,186	—	—	30,186
Residential mortgage loans available- for-sale	—	—	339,531	—	339,531
Securities purchased under agreements to resell	22,000	—	(22,000)	—	—
Investments in unconsolidated entities	74	36,126	4,168	—	40,368
Other assets	34,214	421,145	57,673	—	513,032
Intangible assets	—	123,115	—	—	123,115
Deferred tax assets, net	1,712,853	15	7,800	—	1,720,668
Investments in subsidiaries and intercompany accounts, net	4,963,831	967,032	6,359,441	(12,290,304)	—
	$6,744,136	$7,228,040	$6,887,538	$(12,290,304)	$8,569,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$71,874	$1,514,954	$170,104	$—	$1,756,932
Income tax liabilities	48,747	(25)	—	—	48,722
Financial Services debt	—	—	140,241	—	140,241
Senior notes	1,818,561	—	—	—	1,818,561
Total liabilities	1,939,182	1,514,929	310,345	—	3,764,456
Total shareholders’ equity	4,804,954	5,713,111	6,577,193	(12,290,304)	4,804,954
	$6,744,136	$7,228,040	$6,887,538	$(12,290,304)	$8,569,410

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,662,171	$—	$—	$5,662,171
Land sale revenues	—	34,554	—	—	34,554
	—	5,696,725	—	—	5,696,725
Financial Services	—	889	124,749	—	125,638
	—	5,697,614	124,749	—	5,822,363
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,343,249	—	—	4,343,249
Land sale cost of revenues	—	23,748	—	—	23,748
	—	4,366,997	—	—	4,366,997
Financial Services expenses	784	(130)	70,585	—	71,239
Selling, general, and administrative expenses	—	661,308	6,507	—	667,815
Other expense, net	8,521	29,273	951	—	38,745
Interest income	(337)	(4,244)	(51)	—	(4,632)
Interest expense	849	—	—	—	849
Intercompany interest	9,800	(90)	(9,710)	—	—
Equity in (earnings) loss of unconsolidated entities	(7)	(8,182)	(219)	—	(8,408)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(19,610)	652,682	56,686	—	689,758
Income tax expense (benefit)	(7,473)	201,332	21,561	—	215,420
Income (loss) before equity in income (loss) of subsidiaries	(12,137)	451,350	35,125	—	474,338
Equity in income (loss) of subsidiaries	486,475	38,534	403,505	(928,514)	—
Net income (loss)	474,338	489,884	438,630	(928,514)	474,338
Other comprehensive income (loss)	105	—	—	—	105
Comprehensive income (loss)	$474,443	$489,884	$438,630	$(928,514)	$474,443

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$206,485	$175,415	$(72,651)	$—	$309,249
Cash flows from investing activities:
Distributions from unconsolidated entities	—	8,161	(4)	—	8,157
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	335	—	335
Change in restricted cash related to letters of credit	54,989	—	—	—	54,989
Proceeds from the sale of property and equipment	—	113	—	—	113
Capital expenditures	—	(44,956)	(3,834)	—	(48,790)
Cash used for business acquisition	—	(82,419)	—	—	(82,419)
Net cash provided by (used in) investing activities	54,989	(119,101)	(3,512)	—	(67,624)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	34,577	—	34,577
Other borrowings (repayments)	(249,765)	(866)	—	—	(250,631)
Stock option exercises	15,627	—	—	—	15,627
Stock repurchases	(253,019)	—	—	—	(253,019)
Dividends paid	(75,646)	—	—	—	(75,646)
Intercompany activities, net	46,419	(87,140)	40,721	—	—
Net cash provided by (used in) financing activities	(516,384)	(88,006)	75,298	—	(529,092)
Net increase (decrease) in cash and equivalents	(254,910)	(31,692)	(865)	—	(287,467)
Cash and equivalents at beginning of year	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of year	$7,454	$1,157,307	$128,101	$—	$1,292,862

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2014
Homebuilding:
Revenues	$1,093,999	$1,254,989	$1,561,273	$1,786,464	$5,696,725
Cost of revenues	833,614	959,524	1,198,908	1,374,951	4,366,997
Income before income taxes (b)	108,435	58,573	214,051	254,118	635,177
Financial Services:
Revenues	$24,895	$31,198	$33,452	$36,093	$125,638
Income before income taxes (c)	21,594	9,108	10,877	13,002	54,581
Consolidated results:
Revenues	$1,118,894	$1,286,187	$1,594,725	$1,822,557	$5,822,363
Income before income taxes	130,029	67,681	224,928	267,120	689,758
Income tax expense (d)	55,210	25,801	84,383	50,025	215,420
Net income	$74,819	$41,880	$140,545	$217,095	$474,338
Net income per share:
Basic	$0.19	$0.11	$0.37	$0.58	$1.27
Diluted	$0.19	$0.11	$0.37	$0.58	$1.26
Number of shares used in calculation:
Basic	383,991	376,072	373,531	369,533	370,377
Effect of dilutive securities	3,815	3,592	3,761	3,734	3,725
Diluted	387,806	379,664	377,292	373,267	374,102

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Homebuilding income before income taxes includes losses on debt retirement of $8.6 million in the 1st Quarter; charges of $84.5 million to increase general liability insurance reserves in the 2nd Quarter; and costs associated with the relocation of our corporate headquarters of $8.7 million, offset by favorable adjustments of $15.2 million to decrease general liability insurance reserves in the 4th Quarter.

(c)	Financial Services expenses in the 1st Quarter includes a reduction in loan origination liabilities totaling $18.6 million.

(d)
Income tax expense in the 4th Quarter includes a benefit of $49.6 million related to the resolution of certain tax matters and the reversal of valuation allowance related to certain state deferred tax assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2013
Homebuilding:
Revenues	$1,125,883	$1,240,060	$1,547,742	$1,624,959	$5,538,644
Cost of revenues	923,488	1,011,528	1,230,070	1,249,868	4,414,954
Income before income taxes (b)	68,037	21,971	163,594	225,511	479,113
Financial Services:
Revenues	$36,873	$39,362	$34,336	$30,380	$140,951
Income before income taxes	14,313	16,359	11,128	6,909	48,709
Consolidated results:
Revenues	$1,162,756	$1,279,422	$1,582,078	$1,655,339	$5,679,595
Income before income taxes	82,350	38,330	174,722	232,420	527,822
Income tax expense (benefit) (c)	588	1,913	(2,107,162)	12,367	(2,092,294)
Net income	$81,762	$36,417	$2,281,884	$220,053	$2,620,116
Net income per share:
Basic	$0.21	$0.09	$5.92	$0.58	$6.79
Diluted	$0.21	$0.09	$5.87	$0.57	$6.72
Number of shares used in calculation:
Basic	384,228	385,389	382,883	379,879	383,077
Effect of dilutive securities	6,093	5,791	3,220	3,845	3,789
Diluted	390,321	391,180	386,103	383,724	386,866

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Homebuilding income before income taxes in the 2nd Quarter includes charges totaling $66.6 million consisting of losses on debt retirements, costs associated with the relocation of our corporate headquarters, and a contractual dispute related to a previously completed luxury community.

(c)
Income tax expense (benefit) includes a benefit of $2.1 billion and $73.7 million in the 3rd Quarter and 4th Quarter, respectively, related to the reversal of substantially all of the valuation allowance previously recorded against our deferred tax assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). On August 22, 2014, the Company completed the acquisition of certain real estate assets from Dominion Homes. As permitted by the Securities and Exchange Commission, management excluded the operations related to such assets from its assessment of internal control over financial reporting as of December 31, 2014. Such operations constituted approximately $105 million of consolidated total assets as of December 31, 2014, and $74 million of consolidated total revenues for the year then ended. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain real estate assets acquired from Dominion Homes on August 22, 2014, which are included in the 2014 consolidated financial statements of PulteGroup, Inc. and constituted $105 million of consolidated total assets as of December 31, 2014, and $74 million of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of PulteGroup, Inc. also did not include an evaluation of the internal control over financial reporting of the operations of certain real estate assets acquired from Dominion Homes.

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2015

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2015 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2015 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2015 Proxy Statement under the captions “2014 Executive Compensation” and “2014 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2015 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2015 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2015 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(b)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

(c)	PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(d)	PulteGroup, Inc. 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(e)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(f)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

(g)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

(h)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(i)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

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

(l)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

(m)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(n)
Form of Restricted Stock Unit Award Agreement under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(o)
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
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(r)
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
Third Amendment to Master Repurchase Agreement dated as of January 24, 2014 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10(ai) of our Annual Report on Form 10-K for the year ended December 31, 2013)

(aj)
Fourth Amendment to Master Repurchase Agreement dated as of September 8, 2014 among Comerica
Bank, as Agent and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller
(Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on
September 10, 2014)

(ak)
Credit Agreement dated as of July 23, 2014 among PulteGroup, Inc., as Borrower, Bank of America,
N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Other Lenders Party
Hereto (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2014 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 4, 2015	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the date indicated:

February 4, 2015

/s/ Richard J. Dugas, Jr.	/s/ Robert T. O'Shaughnessy		/s/ James L. Ossowski
Richard J. Dugas, Jr.	Robert T. O'Shaughnessy		James L. Ossowski
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President, Finance and Controller (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Thomas J. Folliard	Member of Board of Directors	}
/s/ Robert T. O'Shaughnessy
Cheryl W. Grisé	Member of Board of Directors	}
Robert T. O'Shaughnessy
André J. Hawaux	Member of Board of Directors	}
Executive Vice President and Chief Financial Officer
Debra J. Kelly-Ennis	Member of Board of Directors	}

Patrick J. O’Leary	Member of Board of Directors	}

James J. Postl	Member of Board of Directors	}