Form 10-Q
period 2015-03-31
PULTEGROUP INC/MI/
filed 2015-04-23
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [X]   NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of April 17, 2015: 364,605,943 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,053,927	$1,292,862
Restricted cash	14,334	16,358
House and land inventory	4,633,050	4,392,100
Land held for sale	90,529	101,190
Land, not owned, under option agreements	62,261	30,186
Residential mortgage loans available-for-sale	226,292	339,531
Investments in unconsolidated entities	41,474	40,368
Other assets	511,665	513,032
Intangible assets	119,890	123,115
Deferred tax assets, net	1,679,863	1,720,668
	$8,433,285	$8,569,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $39,141 and $32,586 in 2015 and 2014, respectively	$271,165	$270,516
Customer deposits	177,763	142,642
Accrued and other liabilities	1,307,387	1,343,774
Income tax liabilities	47,346	48,722
Financial Services debt	67,563	140,241
Senior notes	1,820,067	1,818,561
	3,691,291	3,764,456

Shareholders' equity	4,741,994	4,804,954

	$8,433,285	$8,569,410

Note: The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Homebuilding
Home sale revenues	$1,088,158	$1,088,015
Land sale revenues	17,542	5,984
	1,105,700	1,093,999
Financial Services	27,598	24,895
Total revenues	1,133,298	1,118,894

Homebuilding Cost of Revenues:
Home sale cost of revenues	841,145	828,603
Land sale cost of revenues	13,378	5,011
	854,523	833,614
Financial Services expenses	22,541	3,322
Selling, general and administrative expenses	161,312	144,887
Other expense, net	1,136	13,831
Interest income	(1,099)	(1,111)
Interest expense	187	213
Equity in earnings of unconsolidated entities	(1,107)	(5,891)
Income before income taxes	95,805	130,029
Income tax expense	40,834	55,210
Net income	$54,971	$74,819

Per share:
Basic earnings	$0.15	$0.19
Diluted earnings	$0.15	$0.19
Cash dividends declared	$0.08	$0.05

Number of shares used in calculation:
Basic	366,748	383,991
Effect of dilutive securities	3,362	3,815
Diluted	370,110	387,806

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$54,971	$74,819

Other comprehensive income, net of tax:
Change in value of derivatives	21	40
Other comprehensive income	21	40

Comprehensive income	$54,992	$74,859

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	564	6	6,590	—	—	6,596
Stock issuances, net of cancellations	358	3	7,420	—	—	7,423
Dividends declared	—	—	—	—	(29,449)	(29,449)
Stock repurchases	(4,954)	(50)	—	—	(107,905)	(107,955)
Stock-based compensation	—	—	5,662	—	—	5,662
Excess tax benefits (deficiencies) from share-based awards	—	—	(229)	—	—	(229)
Net income	—	—	—	—	54,971	54,971
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2015	365,427	$3,654	$3,092,439	$(669)	$1,646,570	$4,741,994

Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	489	5	5,290	—	—	5,295
Stock issuances, net of cancellations	(99)	(1)	1	—	—	—
Dividends declared	—	—	—	—	(19,087)	(19,087)
Stock repurchases	(2,511)	(25)	—	—	(50,080)	(50,105)
Stock-based compensation	—	—	4,191	—	—	4,191
Excess tax benefits (deficiencies) from share-based awards	—	—	(42)	—	—	(42)
Net income	—	—	—	—	74,819	74,819
Other comprehensive income	—	—	—	40	—	40
Shareholders' Equity, March 31, 2014	379,179	$3,792	$3,061,456	$(755)	$1,599,570	$4,664,063

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$54,971	$74,819
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	40,805	52,086
Depreciation and amortization	11,062	8,942
Stock-based compensation expense	8,280	8,522
Equity in earnings of unconsolidated entities	(1,107)	(5,891)
Distributions of earnings from unconsolidated entities	—	4,753
Loss on debt retirements	—	8,584
Other non-cash, net	5,917	3,256
Increase (decrease) in cash due to:
Restricted cash	(1,686)	(890)
Inventories	(230,993)	(68,812)
Residential mortgage loans available-for-sale	119,976	76,357
Other assets	(3,830)	13,818
Accounts payable, accrued and other liabilities	(27,416)	(83,943)
Income tax liabilities	(1,376)	(205)
Net cash provided by (used in) operating activities	(25,397)	91,396
Cash flows from investing activities:
Distributions from unconsolidated entities	—	6,385
Investments in unconsolidated entities	—	(9)
Net change in loans held for investment	917	(6,390)
Change in restricted cash related to letters of credit	3,710	(1,991)
Proceeds from the sale of property and equipment	5	23
Capital expenditures	(14,517)	(17,865)
Net cash provided by (used in) investing activities	(9,885)	(19,847)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(72,678)	(69,828)
Other borrowings (repayments)	—	(250,013)
Stock option exercises	6,596	5,295
Stock repurchases	(107,955)	(50,105)
Dividends paid	(29,616)	(19,065)
Net cash provided by (used in) financing activities	(203,653)	(383,716)
Net increase (decrease) in cash and equivalents	(238,935)	(312,167)
Cash and equivalents at beginning of period	1,292,862	1,580,329
Cash and equivalents at end of period	$1,053,927	$1,268,162

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(21,412)	$(19,556)
Income taxes paid (refunded), net	$(1,997)	$(8,253)
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at March 31, 2015 and December 31, 2014 also included $4.7 million and $5.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2015	2014
Write-off of deposits and pre-acquisition costs	$1,869	$1,464
Loss on debt retirements (Note 5)	—	8,584
Amortization of intangible assets	3,225	3,275
Miscellaneous, net	(3,958)	508
	$1,136	$13,831

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted stock and restricted stock units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2015 and 2014, our earnings per share excluded 4.8 million and 7.5 million, respectively, potentially dilutive instruments, including stock options, unvested restricted stock and restricted stock units.

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

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$54,971	$74,819
Less: earnings distributed to participating securities	(188)	(134)
Less: undistributed earnings allocated to participating securities	(166)	(383)
Numerator for basic earnings per share	$54,617	$74,302
Add back: undistributed earnings allocated to participating securities	166	383
Less: undistributed earnings reallocated to participating securities	(165)	(379)
Numerator for diluted earnings per share	$54,618	$74,306

Denominator:
Basic shares outstanding	366,748	383,991
Effect of dilutive securities	3,362	3,815
Diluted shares outstanding	370,110	387,806

Earnings per share:
Basic	$0.15	$0.19
Diluted	$0.15	$0.19

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. No such VIEs required consolidation at either March 31, 2015 or December 31, 2014 because we determined that we were not the primary beneficiary. Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay the remaining purchase price. As a result, we recorded $62.3 million and $30.2 million at March 31, 2015 and December 31, 2014, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities.

The following provides a summary of our interests in land option agreements as of March 31, 2015 and December 31, 2014 ($000’s omitted):

	March 31, 2015			December 31, 2014
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$56,879	$891,732	$35,819	$56,039	$891,506	$12,533
Other land options	77,109	1,100,428	26,442	71,241	999,079	17,653
	$133,988	$1,992,160	$62,261	$127,280	$1,890,585	$30,186

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At March 31, 2015 and December 31, 2014, residential mortgage loans available-for-sale had an aggregate fair value of $226.3 million and $339.5 million, respectively, and an aggregate outstanding principal balance of $225.5 million and $327.4 million, respectively. The net gain resulting from changes in fair value of these loans totaled $0.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $16.2 million and $12.9 million for the three months ended March 31, 2015 and 2014, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). At March 31, 2015 and December 31, 2014, we had aggregate interest rate lock commitments of $205.7 million and $146.1 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In order to reduce risks associated with our loan origination activities, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and closed loans. We do not enter into any derivative financial instruments for trading purposes.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At March 31, 2015 and December 31, 2014, we had unexpired forward contracts of $368.0 million and $371.0 million, respectively, and whole loan investor commitments of $23.4 million and $63.5 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	March 31, 2015		December 31, 2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$6,550	$18	$4,313	$65
Forward contracts	174	2,323	79	3,653
Whole loan commitments	32	154	31	619
	$6,756	$2,495	$4,423	$4,337

New accounting pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors" ("ASU 2014-04"), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. We adopted ASU 2014-04 on January 1, 2015 and the adoption did not have a material impact on our financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for us for fiscal and interim periods beginning January 1, 2017 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which makes limited amendments to ASC 860, "Transfers and Servicing." The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets. We adopted ASU 2014-11 on January 1, 2015 and the adoption did not have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for the Company beginning on January 1, 2016. We do not anticipate the adoption of ASU 2015-02 to have a material impact on our financial statements.

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	March 31, 2015	December 31, 2014
Homes under construction	$1,137,924	$1,084,137
Land under development	2,726,135	2,545,049
Raw land	768,991	762,914
	$4,633,050	$4,392,100

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

	Three Months Ended
	March 31,
	2015	2014
Interest in inventory, beginning of period	$167,638	$230,922
Interest capitalized	30,803	35,313
Interest expensed	(31,554)	(40,616)
Interest in inventory, end of period	$166,887	$225,619

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale was as follows ($000’s omitted):

	March 31, 2015	December 31, 2014
Land held for sale, gross	$97,958	$108,725
Net realizable value reserves	(7,429)	(7,535)
Land held for sale, net	$90,529	$101,190

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

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments. Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 - "Summary of significant accounting policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2015	2014
Revenues:
Northeast	$111,153	$141,016
Southeast	185,788	182,548
Florida	203,062	190,292
Texas	177,499	174,841
North	271,826	241,011
Southwest	156,372	164,291
	1,105,700	1,093,999
Financial Services	27,598	24,895
Consolidated revenues	$1,133,298	$1,118,894

Income before income taxes:
Northeast	$9,527	$17,495
Southeast	24,624	25,479
Florida	33,224	34,356
Texas	22,791	22,982
North	13,105	30,740
Southwest	19,154	28,562
Other homebuilding (a)	(31,677)	(51,179)
	90,748	108,435
Financial Services	5,057	21,594
Consolidated income before income taxes	$95,805	$130,029

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included losses on debt retirements totaling $8.6 million for the three months ended March 31, 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$187,437	$267,840	$112,060	$567,337	$672,031
Southeast	170,337	353,914	102,837	627,088	662,759
Florida	157,464	409,399	157,240	724,103	835,190
Texas	150,816	270,112	83,102	504,030	555,052
North	274,516	490,473	147,372	912,361	1,032,585
Southwest	178,393	750,982	133,904	1,063,279	1,160,846
Other homebuilding (a)	18,961	183,415	32,476	234,852	3,222,679
	1,137,924	2,726,135	768,991	4,633,050	8,141,142
Financial Services	—	—	—	—	292,143
	$1,137,924	$2,726,135	$768,991	$4,633,050	$8,433,285

	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Texas	134,873	250,102	91,765	476,740	528,392
North	280,970	478,665	137,044	896,679	996,908
Southwest	166,056	698,513	163,421	1,027,990	1,113,592
Other homebuilding (a)	19,015	196,762	34,401	250,178	3,527,731
	1,084,137	2,545,049	762,914	4,392,100	8,148,445
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,569,410

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	March 31, 2015	December 31, 2014
Investments in joint ventures with debt non-recourse to PulteGroup	$26,458	$26,488
Investments in other active joint ventures	15,016	13,880
Total investments in unconsolidated entities	$41,474	$40,368

Total joint venture debt	$26,382	$25,849

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$423	$283
Joint venture debt non-recourse to PulteGroup	11,335	11,341
PulteGroup's total proportionate share of joint venture debt	$11,758	$11,624

We recognized income from unconsolidated joint ventures of $1.1 million and $5.9 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, we received distributions of $11.1 million.

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

5. Debt

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2015	December 31, 2014
5.25% unsecured senior notes due June 2015 (a)	$237,293	$236,452
6.50% unsecured senior notes due May 2016 (a)	462,615	462,009
7.625% unsecured senior notes due October 2017 (b)	122,774	122,752
7.875% unsecured senior notes due June 2032 (a)	299,250	299,239
6.375% unsecured senior notes due May 2033 (a)	398,659	398,640
6.00% unsecured senior notes due February 2035 (a)	299,476	299,469
Total senior notes – carrying value (c)	$1,820,067	$1,818,561
Estimated fair value	$1,925,487	$1,952,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt retirement

During the three months ended March 31, 2014, we retired prior to their scheduled maturity dates senior notes totaling $245.7 million and recorded losses related to these transactions totaling $8.6 million. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined.  At March 31, 2015, we had no borrowings outstanding and $193.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $22.3 million at both March 31, 2015 and December 31, 2014. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity of $150.0 million. The capacity reduced to $99.8 million in February 2015 and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $67.6 million and $140.2 million outstanding under the Repurchase Agreement at March 31, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements as of such dates.

6. Shareholders’ equity

During the three months ended March 31, 2015, we declared a cash dividend of $0.08 per common share for a total of $29.4 million and repurchased 4.6 million shares under our repurchase authorization for a total of $99.6 million. Such repurchases are reflected as reductions of common stock and retained earnings. At March 31, 2015, we had remaining authorization to repurchase $638.8 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2015 and 2014, employees surrendered shares valued at $8.3 million and $5.5 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income taxes

Our effective tax rate is affected by a number of factors, the most significant of which are changes to the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. For the three months ended March 31, 2015 and 2014, our effective tax rates exceeded our blended statutory tax rate due to the effects of these factors.

The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  During the first quarter of both 2015 and 2014, we recorded adjustments to our deferred tax assets resulting from changes in our prospective effective tax rate resulting from certain states enacting changes to tax laws along with other factors. The estimated impact of such changes was recorded to income tax expense during the respective periods.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At March 31, 2015 and December 31, 2014, we had $32.9 million and $32.9 million, respectively, of gross unrecognized tax benefits and $17.2 million and $17.3 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $4.1 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2004 to 2015.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2015	December 31, 2014

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$226,292	$339,531
Interest rate lock commitments	Level 2	6,532	4,248
Forward contracts	Level 2	(2,149)	(3,574)
Whole loan commitments	Level 2	(122)	(588)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$13,925

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,068,261	$1,309,220
Financial Services debt	Level 2	67,563	140,241
Senior notes	Level 2	1,925,487	1,952,774

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates.

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion at both March 31, 2015 and December 31, 2014.

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

Activity in the first quarter of 2014 reflected a reduction of $18.6 million in liabilities based on our evaluation of required reserves in light of settlements of various pending repurchase requests and then current conditions. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2015	2014
Liabilities, beginning of period	$58,222	$124,956
Reserves provided and adjustments	58	(18,604)
Payments	(54)	(3,380)
Liabilities, end of period	$58,226	$102,972

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $193.4 million and $1.0 billion, respectively, at March 31, 2015, and $212.1 million and $1.0 billion, respectively, at December 31, 2014. In the event any such letter of credit or surety bonds are drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended
	March 31,
	2015	2014
Warranty liabilities, beginning of period	$65,389	$63,992
Reserves provided	8,841	8,780
Payments	(16,829)	(11,075)
Other adjustments	—	(65)
Warranty liabilities, end of period	$57,401	$61,632

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage generally requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omissions, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates comprise a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

Our recorded reserves for all such claims totaled $720.8 million and $710.2 million at March 31, 2015 and December 31, 2014, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 71% and 72% of the total general liability reserves at March 31, 2015 and December 31, 2014, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$710,245	$668,100
Reserves provided	15,832	14,855
Payments	(5,310)	(18,544)
Balance, end of period	$720,767	$664,411

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$996,744	$57,183	$—	$1,053,927
Restricted cash	—	1,943	12,391	—	14,334
House and land inventory	—	4,632,395	655	—	4,633,050
Land held for sale	—	89,495	1,034	—	90,529
Land, not owned, under option agreements	—	62,261	—	—	62,261
Residential mortgage loans available- for-sale	—	—	226,292	—	226,292
Investments in unconsolidated entities	80	37,027	4,367	—	41,474
Other assets	32,943	432,732	45,990	—	511,665
Intangible assets	—	119,890	—	—	119,890
Deferred tax assets, net	1,672,050	13	7,800	—	1,679,863
Investments in subsidiaries and intercompany accounts, net	4,993,300	895,718	6,483,171	(12,372,189)	—
	$6,698,373	$7,268,218	$6,838,883	$(12,372,189)	$8,433,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$88,966	$1,509,773	$157,576	$—	$1,756,315
Income tax liabilities	47,346	—	—	—	47,346
Financial Services debt	—	—	67,563	—	67,563
Senior notes	1,820,067	—	—	—	1,820,067
Total liabilities	1,956,379	1,509,773	225,139	—	3,691,291
Total shareholders’ equity	4,741,994	5,758,445	6,613,744	(12,372,189)	4,741,994
	$6,698,373	$7,268,218	$6,838,883	$(12,372,189)	$8,433,285

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,088,158	$—	$—	$1,088,158
Land sale revenues	—	17,542	—	—	17,542
	—	1,105,700	—	—	1,105,700
Financial Services	—	—	27,598	—	27,598
	—	1,105,700	27,598	—	1,133,298
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	841,145	—	—	841,145
Land sale cost of revenues	—	13,378	—	—	13,378
	—	854,523	—	—	854,523
Financial Services expenses	187	(168)	22,522	—	22,541
Selling, general and administrative expenses	—	160,828	484	—	161,312
Other expense (income), net	(5)	1,297	(156)	—	1,136
Interest income	(3)	(1,102)	6	—	(1,099)
Interest expense	187	—	—	—	187
Equity in earnings of unconsolidated entities	(5)	(903)	(199)	—	(1,107)
Intercompany interest	7,723	(5,422)	(2,301)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(8,084)	96,647	7,242	—	95,805
Income tax expense (benefit)	(3,072)	41,097	2,809	—	40,834
Income (loss) before equity in income (loss) of subsidiaries	(5,012)	55,550	4,433	—	54,971
Equity in income (loss) of subsidiaries	59,983	4,337	52,063	(116,383)	—
Net income (loss)	54,971	59,887	56,496	(116,383)	54,971
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$54,992	$59,887	$56,496	$(116,383)	$54,992

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,088,015	$—	$—	$1,088,015
Land sale revenues	—	5,984	—	—	5,984
	—	1,093,999	—	—	1,093,999
Financial Services	—	379	24,516	—	24,895
	—	1,094,378	24,516	—	1,118,894
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	828,603	—	—	828,603
Land sale cost of revenues	—	5,011	—	—	5,011
	—	833,614	—	—	833,614
Financial Services expenses	201	77	3,044	—	3,322
Selling, general and administrative expenses	—	144,724	163	—	144,887
Other expense (income), net	8,568	4,981	282	—	13,831
Interest income	(121)	(971)	(19)	—	(1,111)
Interest expense	213	—	—	—	213
Equity in earnings of unconsolidated entities	(2)	(5,802)	(87)	—	(5,891)
Intercompany interest	253	1,944	(2,197)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,112)	115,811	23,330	—	130,029
Income tax expense (benefit)	(82)	52,727	2,565	—	55,210
Income (loss) before equity in income (loss) of subsidiaries	(9,030)	63,084	20,765	—	74,819
Equity in income (loss) of subsidiaries	83,849	20,887	60,216	(164,952)	—
Net income (loss)	74,819	83,971	80,981	(164,952)	74,819
Other comprehensive income	40	—	—	—	40
Comprehensive income (loss)	$74,859	$83,971	$80,981	$(164,952)	$74,859

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$87,624	$(203,566)	$90,545	$—	$(25,397)
Cash flows from investing activities:
Net change in loans held for investment	—	—	917	—	917
Change in restricted cash related to letters of credit	3,710	—	—	—	3,710
Proceeds from the sale of property and equipment	—	5	—	—	5
Capital expenditures	—	(13,489)	(1,028)		(14,517)
Net cash provided by (used in) investing activities	3,710	(13,484)	(111)	—	(9,885)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(72,678)	—	(72,678)
Other borrowings (repayments)	—	—	—	—	—
Stock option exercises	6,596	—	—	—	6,596
Stock repurchases	(107,955)	—	—	—	(107,955)
Dividends paid	(29,616)	—	—	—	(29,616)
Intercompany activities, net	32,187	56,487	(88,674)	—	—
Net cash provided by (used in) financing activities	(98,788)	56,487	(161,352)	—	(203,653)
Net increase (decrease) in cash and equivalents	(7,454)	(160,563)	(70,918)	—	(238,935)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$996,744	$57,183	$—	$1,053,927

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$27,643	$(14,676)	$78,429	$—	$91,396
Cash flows from investing activities:
Distributions from unconsolidated entities	—	6,385	—	—	6,385
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	(6,390)	—	(6,390)
Change in restricted cash related to letters of credit	(1,991)	—	—	—	(1,991)
Proceeds from the sale of property and equipment	—	23	—	—	23
Capital expenditures	—	(16,466)	(1,399)	—	(17,865)
Net cash provided by (used in) investing activities	(1,991)	(10,058)	(7,798)	—	(19,847)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(69,828)	—	(69,828)
Other borrowings (repayments)	(249,765)	(248)	—	—	(250,013)
Stock option exercises	5,295	—	—	—	5,295
Stock repurchases	(50,105)	—	—	—	(50,105)
Dividends paid	(19,065)	—	—	—	(19,065)
Intercompany activities, net	287,509	(213,246)	(74,263)		—
Net cash provided by (used in) financing activities	(26,131)	(213,494)	(144,091)	—	(383,716)
Net increase (decrease) in cash and equivalents	(479)	(238,228)	(73,460)	—	(312,167)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$261,885	$950,771	$55,506	$—	$1,268,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Improving demand conditions in the overall U.S. housing market continued through the first quarter of 2015 and have provided a strong start to our spring selling season. We remain encouraged with overall housing demand, which continues along a sustained but slow recovery path supported by an improving job market, favorable demographics, low interest rates, and generally low inventory of available homes. In the face of a mortgage market that continues to have generally tight lending standards, these conditions have helped keep monthly mortgage payments affordable relative to historical levels and the rental market and contributed to a 6% increase in net new orders while maintaining high per community sales paces and low incentive levels.

During 2015, we expect to open approximately 200 new communities across our existing local markets, which represents a sizable increase compared with recent years. These new communities generally replace older communities that are closing out in 2015 as we expect to continue to operate from approximately 600 to 620 communities throughout the year. While we have experience opening new communities, this level presents a challenge in today's environment where entitlement and land development delays are common. The difficult weather conditions in many parts of the U.S. in the first quarter of 2015 contributed to that challenge.

We remain optimistic about our operating results in 2015. We believe the positive factors of an improving economy with rising employment, continued low mortgage rates, and beneficial long-term demographic trends will continue to support a slow and sustained housing recovery. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Income before income taxes:
Homebuilding	$90,748	$108,435
Financial Services	5,057	21,594
Income before income taxes	95,805	130,029
Income tax expense	40,834	55,210
Net income	$54,971	$74,819
Per share data - assuming dilution:
Net income	$0.15	$0.19

•
Homebuilding income before income taxes for the three months ended March 31, 2015 decreased compared with the prior year period, primarily as the result of lower gross margins and higher overhead costs on similar volume levels.

•
Financial Services income before income taxes was lower in the three months ended March 31, 2015 compared with the prior year period due to the prior year period including an $18.6 million reduction in loan origination liabilities.

•	Our effective income tax rates were comparable between periods.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2015	2015 vs. 2014	2014
Home sale revenues	$1,088,158	—%	$1,088,015
Land sale revenues	17,542	193%	5,984
Total Homebuilding revenues	1,105,700	1%	1,093,999
Home sale cost of revenues (a)	841,145	2%	828,603
Land sale cost of revenues	13,378	167%	5,011
Selling, general and administrative expenses ("SG&A")	161,312	11%	144,887
Equity in earnings of unconsolidated entities	(1,107)	(81)%	(5,870)
Other expense, net (b)	1,136	(92)%	13,831
Interest income, net	(912)	2%	(898)
Income before income taxes	$90,748	(16)%	$108,435
Supplemental data:
Gross margin from home sales	22.7%	(110) bps	23.8%
SG&A as a percentage of home sale revenues	14.8%	150 bps	13.3%
Closings (units)	3,365	(2)%	3,436
Average selling price	$323	2%	$317
Net new orders:
Units	5,139	6%	4,863
Dollars (c)	$1,708,390	6%	$1,608,406
Cancellation rate	11%		12%
Active communities at March 31	613	5%	584
Backlog at March 31:
Units	7,624	6%	7,199
Dollars	$2,564,092	6%	$2,422,187

(a)	Includes the amortization of capitalized interest.

(b)	Includes losses on debt retirements totaling $8.6 million for the three months ended March 31, 2014.

(c)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2015 were higher than the prior year period by $0.1 million. The slight increase was attributable to a 2% increase in average selling price offset by a 2% decrease in closings. The increase in average selling price for the three months ended March 31, 2015 occurred in the majority of our local markets and reflects continued favorable market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. Closing volumes in our local markets were mixed as certain markets experienced increased volumes while others experienced lower volumes based on changes in community mix and the timing of local production schedules, including delays in certain communities caused by adverse weather conditions and tight labor resources.

Home sale gross margins

Home sale gross margin was 22.7% for the three months ended March 31, 2015 compared to 23.8% for the three months ended March 31, 2014. The decrease in gross margin from the prior year was broad-based as many of our local markets experienced lower gross margins compared with the prior year period. These lower gross margins reflect a combination of factors, including shifts in community mix and higher land, labor, and materials costs. The decrease in gross margins was partially offset by lower amortized interest costs (2.9% of sales for the three months ended March 31, 2015 compared to 3.7% in the three months ended March 31, 2014), which is the result of the significant reduction in our outstanding debt in recent years.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $4.2 million for the three months ended March 31, 2015 compared to $1.0 million for the three months ended March 31, 2014.

SG&A

SG&A as a percentage of home sale revenues was 14.8% for the three months ended March 31, 2015 compared with 13.3% for the three months ended March 31, 2014. The gross dollar amount of our SG&A increased $16.4 million, or 11%, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in gross overhead dollars in the three months ended March 31, 2015 was primarily due to investments in increased headcount and information systems along with higher costs in conjunction with the planned opening of a number of new communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $1.1 million for the three months ended March 31, 2015 compared with $5.9 million for the three months ended March 31, 2014, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2015	2014
Write-offs of deposits and pre-acquisition costs	$1,869	$1,464
Loss on debt retirements (Note 5)	—	8,584
Amortization of intangible assets	3,225	3,275
Miscellaneous, net	(3,958)	508
	$1,136	$13,831

Interest income, net

Interest income, net was similar in the three months ended March 31, 2015 compared with the three months ended March 31, 2014 based on our invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders as measured in both units and dollars increased 6% for the three months ended March 31, 2015 compared with the three months ended March 31, 2014, due in large part to selling from a greater number of active communities in 2015. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 11% for the three months ended March 31, 2015, which was largely consistent with the prior year period. Ending backlog, which represents orders for homes that have not yet closed, increased 6% at March 31, 2015 compared with March 31, 2014 as measured in both units and dollars.

Homes in production

The following is a summary of our homes in production at March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Sold	4,355	4,134
Unsold
Under construction	687	641
Completed	345	346
	1,032	987
Models	987	1,005
Total	6,374	6,126

The number of homes in production at March 31, 2015 was 4% higher than at March 31, 2014 in order to keep pace with our higher sales volumes. As part of our inventory management strategies, we expect to continue to maintain reasonable inventory levels relative to demand in each of our markets. Aggressively controlling the start of construction of homes unsold to customers ("spec homes") is a component of our strategic pricing and inventory turns objectives. We continue to focus on maintaining a low level of spec home inventory, especially our completed specs ("final specs"), though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,464	4,802	11,266	6,389	4,185	10,574
Southeast	11,289	6,572	17,861	11,195	4,785	15,980
Florida	21,243	8,996	30,239	20,511	7,119	27,630
Texas	12,104	7,476	19,580	11,847	7,435	19,282
North	17,141	8,299	25,440	17,865	8,358	26,223
Southwest	28,161	2,548	30,709	28,413	2,691	31,104
Total	96,402	38,693	135,095	96,220	34,573	130,793

Developed (%)	26%	14%	23%	25%	23%	25%

Of our controlled lots, 96,402 and 96,220 were owned and 38,693 and 34,573 were under land option agreements at March 31, 2015 and December 31, 2014, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that meet our underwriting requirements. The remaining purchase price under our land option agreements totaled $2.0 billion at March 31, 2015. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $134.0 million, of which $9.2 million is refundable.

Homebuilding Segment Operations

Our Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of March 31, 2015, we conducted our operations in 48 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2015	2015 vs. 2014	2014
Home sale revenues:
Northeast	$109,763	(22)%	$140,211
Southeast	185,788	2%	182,548
Florida	202,540	7%	189,632
Texas	176,446	1%	174,169
North	268,198	11%	240,546
Southwest	145,423	(10)%	160,909
	$1,088,158	—%	$1,088,015
Income (loss) before income taxes:
Northeast	$9,527	(46)%	$17,495
Southeast	24,624	(3)%	25,479
Florida	33,224	(3)%	34,356
Texas	22,791	(1)%	22,982
North	13,105	(57)%	30,740
Southwest	19,154	(33)%	28,562
Other homebuilding (a)	(31,677)	(38)%	(51,179)
	$90,748	(16)%	$108,435
Closings (units):
Northeast	248	(28)%	343
Southeast	612	(5)%	647
Florida	601	6%	567
Texas	746	(4)%	781
North	735	17%	630
Southwest	423	(10)%	468
	3,365	(2)%	3,436
Average selling price:
Northeast	$443	8%	$409
Southeast	304	8%	282
Florida	337	1%	334
Texas	237	6%	223
North	365	(4)%	382
Southwest	344	—%	344
	$323	2%	$317

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

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2015	2015 vs. 2014	2014
Net new orders - units:
Northeast	437	(2)%	444
Southeast	938	14%	824
Florida	911	7%	850
Texas	1,117	(5)%	1,172
North	996	12%	892
Southwest	740	9%	681
	5,139	6%	4,863
Net new orders - dollars:
Northeast	$196,256	(4)%	$204,615
Southeast	295,106	19%	248,217
Florida	330,255	16%	284,236
Texas	271,993	4%	261,196
North	374,497	1%	372,570
Southwest	240,283	1%	237,572
	$1,708,390	6%	$1,608,406
Cancellation rates:
Northeast	10%		8%
Southeast	7%		11%
Florida	9%		7%
Texas	13%		15%
North	12%		9%
Southwest	15%		17%
	11%		12%
Unit backlog:
Northeast	650	(10)%	722
Southeast	1,294	5%	1,230
Florida	1,312	10%	1,196
Texas	1,644	—%	1,641
North	1,723	17%	1,475
Southwest	1,001	7%	935
	7,624	6%	7,199
Backlog dollars:
Northeast	$302,469	(11)%	$339,643
Southeast	410,351	11%	371,268
Florida	477,682	18%	403,438
Texas	406,971	9%	373,222
North	624,731	5%	597,505
Southwest	341,888	1%	337,111
	$2,564,092	6%	$2,422,187

Northeast

For the first quarter of 2015, Northeast home sale revenues decreased 22% compared with the prior year period due to a 28% decrease in closings partially offset by an 8% increase in the average selling price. The decrease in closings was concentrated in the Mid-Atlantic division. The increase in average selling price was concentrated in New England and Mid-Atlantic. The decreased income before income taxes resulted from lower revenues, closings, and gross margins. Net new orders decreased 2% reflecting lower order levels across all divisions except the Northeast Corridor.

Southeast

For the first quarter of 2015, Southeast home sale revenues increased 2% compared with the prior year period due to an 8% increase in the average selling price offset partially by a 5% decrease in closings. The increase in average selling price occurred in all divisions except Tennessee. The decrease in closing volumes were across all divisions with the exception of Raleigh. Income before income taxes declined slightly. Net new orders increased 14%, primarily due to increased order levels in Raleigh and Georgia.

Florida

For the first quarter of 2015, Florida home sale revenues increased 7% compared with the prior year period due to a 1% increase in the average selling price, and an increase in closings of 6%. The increase in average selling price occurred in South Florida, while both North and South Florida experienced an increase in closings. Income before income taxes declined slightly. Net new orders increased 7% due largely to a greater number of active communities.

Texas

For the first quarter of 2015, Texas home sale revenues increased 1% compared with the prior year period due to a 6% increase in the average selling price partially offset by a 4% decrease in closings. The increase in average selling price occurred in Houston and Central Texas. The decrease in closings was primarily concentrated in Dallas. Income before income taxes declined slightly. Net new orders decreased by 5%, reflecting lower order levels in Central Texas and San Antonio.

North

For the first quarter of 2015, North home sale revenues increased 11% compared with the prior year period due to a 17% increase in closings partially offset by a 4% decrease in average selling price. The increase in closing volumes, and lower average selling price, was driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting the increase in closings was lower closings in Northern California, which also contributed to the lower average selling price by shifting the mix of closings away from the higher-priced Northern California market. While market conditions remain good in Northern California, activity has slowed from the favorable conditions that existed in 2014. The decrease in income before income taxes resulted from the decrease in closings and gross margin in Northern California combined with an increase in total overhead. Net new orders increased by 12% compared with the prior year period mainly due to the Dominion acquisition, partially offset by decreases in Illinois and Pacific Northwest.

Southwest

For the first quarter of 2015, Southwest home sale revenues decreased 10% compared with the prior year period due to a 10% decrease in closings, while average selling price remained relatively flat. With the exception of Las Vegas, there was a decrease in closings and active communities across all divisions. The decrease in income before income taxes resulted from lower revenue and gross margins. Net new orders increased by 9% compared with the prior year period due to higher order levels in New Mexico and Arizona.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following presents selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended
	March 31,
	2015	2015 vs. 2014	2014
Mortgage operations revenues	$22,113	14%	$19,336
Title services revenues	5,485	(1)%	5,559
Total Financial Services revenues	27,598	11%	24,895
Expenses (a)	22,541	579%	3,322
Equity in earnings of unconsolidated entities	—	(100)%	(21)
Income before income taxes	$5,057	(77)%	$21,594
Total originations:
Loans	2,116	—%	2,114
Principal	$514,788	4%	$495,529

(a)	Includes reduction in loan origination liabilities of $18.6 million for the three months ended March 31, 2014.

	Three Months Ended
	March 31,
	2015	2014
Supplemental data:
Capture rate	81.6%	78.2%
Average FICO score	750	746
Loan application backlog	$1,424,004	$1,314,417
Funded origination breakdown:
FHA	11%	13%
VA	13%	12%
USDA	1%	2%
Other agency	69%	68%
Total agency	94%	95%
Non-agency	6%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2015 increased 11% compared to the respective prior year period. This increase is primarily attributable to a higher capture rate along with higher revenue per loan. The higher revenue per loan is attributable to a higher average loan size combined with a modest improvement in loan pricing. The improvement in loan pricing resulted primarily from a spike in mortgage industry refinancing volume in the first quarter of 2015, which reduced competitive pricing pressures for new originations.

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

In the first quarter of 2014, we reduced our loan origination liabilities by $18.6 million based on settlements of various pending repurchase requests combined with then current conditions. This reduction was reflected as a decrease to Financial Services expenses in the above table and in the consolidated statement of operations. Given the volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are changes to the valuation allowance related to our deferred tax assets, changes to tax laws or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. For the three months ended March 31, 2015 and 2014, our effective tax rates exceeded our blended statutory tax rate due to the effects of these factors.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate.

At March 31, 2015, we had unrestricted cash and equivalents of $1.1 billion and senior notes of $1.8 billion. We also had restricted cash balances of $14.3 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 27.7% at March 31, 2015.

During the three months ended March 31, 2014, we retired prior to their scheduled maturity dates $245.7 million of senior notes. We recorded losses related to these transactions totaling $8.6 million. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At March 31, 2015, we had no borrowings outstanding and $193.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $22.3 million at both March 31, 2015 and December 31, 2014. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity under the agreement of $150.0 million. The capacity reduced to $99.8 million in February 2015, and will increase again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $67.6 million and $140.2 million outstanding under the Repurchase Agreement at March 31, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements.

Dividends and share repurchase program

During the three months ended March 31, 2015, we declared a quarterly cash dividend of $0.08 per common share for an aggregate $29.4 million.

During the three months ended March 31, 2015, we repurchased 4.6 million shares under our repurchase authorization for a total of $99.6 million. Such repurchases are reflected as reductions of common stock and retained earnings. At March 31, 2015, we had remaining authorization to repurchase $638.8 million of common shares.

Cash flows

Operating activities

Our net cash used in operating activities for the three months ended March 31, 2015 was $25.4 million, compared with net cash provided by operating activities of $91.4 million for the three months ended March 31, 2014. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the three months ended March 31, 2015 was primarily due to a net increase in inventories of $231.0 million resulting from a significant increase in land acquisition and development investment combined with a seasonal build of house inventory related to homes in production. The inventory increase was partially offset by our pretax income of $95.8 million combined with a seasonal reduction of $120.0 million in residential mortgage loans available-for-sale.

Our positive cash flow from operations for the three months ended March 31, 2014, was primarily due to our pretax income of $130.0 million combined with a net increase in inventories of $68.8 million resulting from increased investment, a seasonal reduction of $76.4 million in residential mortgage loans available-for-sale, and a decrease in accrued and other liabilities of $83.9 million resulting primarily from payment of certain annual items.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the three months ended March 31, 2015 was $9.9 million, compared with net cash used by investing activities of $19.8 million for the three months ended March 31, 2014. The cash used in investing activities for the three months ended March 31, 2015 was primarily due to capital expenditures as the result of new community openings.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2015 totaled $203.7 million, compared with net cash used in financing activities of $383.7 million for the three months ended March 31, 2014. The net cash used by financing activities for the three months ended March 31, 2015 resulted primarily from the repurchase of 4.6 million common shares for $99.6 million, payment of $29.6 million in cash dividends, and net repayments of $72.7 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2015, we had outstanding letters of credit totaling $193.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at March 31, 2015, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2015, these agreements had an aggregate remaining purchase price of $2.0 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At March 31, 2015, we recorded assets of $62.3 million as land, not owned, under option agreements.

At March 31, 2015, aggregate outstanding debt of unconsolidated joint ventures was $26.4 million, of which our proportionate share was $11.8 million. Of this amount, we provided limited recourse guaranties for $0.4 million. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of March 31, 2015, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of March 31, 2015 for the Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$237,994	$465,245	$123,000	$—	$—	$1,000,000	$1,826,239	$1,925,487
Average interest rate	5.25%	6.50%	7.63%	—%	—%	6.71%	6.53%

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2015 to January 31, 2015	1,515,823	$21.43	1,515,823	$705,971	(2)
February 1, 2015 to February 28, 2015	1,859,055	$22.10	1,484,642	$673,229	(2)
March 1, 2015 to March 31, 2015	1,580,024	$21.77	1,580,024	$638,836	(2)
Total	4,954,902	$21.79	4,580,489

(1)
During the first quarter of 2015, a total of 374,413 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

(2)
In October 2014, the Board of Directors approved a share repurchase authorization totaling $750 million. During the three months ended March 31, 2015, we have repurchased 4.6 million shares for a total of $99.6 million. The share repurchase authorization has $638.8 million remaining as of March 31, 2015. There is no expiration date for this program.

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 23, 2015