Form 10-Q
period 2015-06-30
PULTEGROUP INC/MI/
filed 2015-07-23
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of July 17, 2015: 352,790,013 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$460,361	$1,292,862
Restricted cash	17,174	16,358
House and land inventory	4,888,560	4,392,100
Land held for sale	88,513	101,190
Land, not owned, under option agreements	98,264	30,186
Residential mortgage loans available-for-sale	269,544	339,531
Investments in unconsolidated entities	40,232	40,368
Other assets	561,034	513,032
Intangible assets	116,665	123,115
Deferred tax assets, net	1,617,609	1,720,668
	$8,157,956	$8,569,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $40,935 and $32,586 in 2015 and 2014, respectively	$290,436	$270,516
Customer deposits	217,315	142,642
Accrued and other liabilities	1,292,321	1,343,774
Income tax liabilities	48,774	48,722
Financial Services debt	119,271	140,241
Senior notes	1,583,580	1,818,561
	3,551,697	3,764,456

Shareholders' equity	4,606,259	4,804,954

	$8,157,956	$8,569,410

Note: The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Homebuilding
Home sale revenues	$1,243,077	$1,246,462	$2,331,235	$2,334,477
Land sale revenues	6,460	8,527	24,002	14,511
	1,249,537	1,254,989	2,355,237	2,348,988
Financial Services	30,754	31,198	58,352	56,093
Total revenues	1,280,291	1,286,187	2,413,589	2,405,081

Homebuilding Cost of Revenues:
Home sale cost of revenues	953,280	952,692	1,794,425	1,781,295
Land sale cost of revenues	5,312	6,832	18,691	11,843
	958,592	959,524	1,813,116	1,793,138
Financial Services expenses	20,767	22,114	43,308	25,436
Selling, general and administrative expenses	130,119	229,767	291,431	374,655
Other expense, net	4,998	9,324	6,134	23,155
Interest income	(856)	(1,115)	(1,955)	(2,226)
Interest expense	208	203	395	416
Equity in earnings of unconsolidated entities	(1,164)	(1,311)	(2,271)	(7,202)
Income before income taxes	167,627	67,681	263,431	197,709
Income tax expense	64,303	25,801	105,136	81,010
Net income	$103,324	$41,880	$158,295	$116,699

Per share:
Basic earnings	$0.28	$0.11	$0.43	$0.31
Diluted earnings	$0.28	$0.11	$0.43	$0.30
Cash dividends declared	$0.08	$0.05	$0.16	$0.10

Number of shares used in calculation:
Basic	361,009	376,072	363,863	377,410
Effect of dilutive securities	3,232	3,592	3,297	3,703
Diluted	364,241	379,664	367,160	381,113

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$103,324	$41,880	$158,295	$116,699

Other comprehensive income, net of tax:
Change in value of derivatives	21	21	42	61
Other comprehensive income	21	21	42	61

Comprehensive income	$103,345	$41,901	$158,337	$116,760

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	620	6	7,216	—	—	7,222
Stock issuances, net of cancellations	442	4	7,419	—	—	7,423
Dividends declared	—	—	8	—	(58,235)	(58,227)
Share repurchases	(15,702)	(157)	—	—	(321,909)	(322,066)
Share-based compensation	—	—	10,233	—	—	10,233
Excess tax benefits (deficiencies) from share-based awards	—	—	(1,617)	—	—	(1,617)
Net income	—	—	—	—	158,295	158,295
Other comprehensive income	—	—	—	42	—	42
Shareholders' Equity, June 30, 2015	354,819	$3,548	$3,096,255	$(648)	$1,507,104	$4,606,259

Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	532	5	5,784	—	—	5,789
Stock issuances, net of cancellations	(68)	(1)	1	—	—	—
Dividends declared	—	—	—	—	(37,979)	(37,979)
Share repurchases	(5,311)	(53)	—	—	(103,658)	(103,711)
Share-based compensation	—	—	8,874	—	19	8,893
Excess tax benefits (deficiencies) from share-based awards	—	—	(660)	—	—	(660)
Net income	—	—	—	—	116,699	116,699
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, June 30, 2014	376,453	$3,764	$3,066,015	$(734)	$1,568,999	$4,638,044

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$158,295	$116,699
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Deferred income tax expense	103,059	85,028
Depreciation and amortization	21,853	18,904
Share-based compensation expense	14,654	16,797
Equity in earnings of unconsolidated entities	(2,271)	(7,202)
Distributions of earnings from unconsolidated entities	1,500	4,777
Loss on debt retirements	—	8,584
Other non-cash, net	10,090	6,649
Increase (decrease) in cash due to:
Restricted cash	(4,526)	(726)
Inventories	(485,676)	(249,861)
Residential mortgage loans available-for-sale	70,123	64,672
Other assets	(57,054)	(15,709)
Accounts payable, accrued and other liabilities	(21,202)	38,539
Income tax liabilities	52	(12,869)
Net cash provided by (used in) operating activities	(191,103)	74,282
Cash flows from investing activities:
Distributions from unconsolidated entities	906	7,577
Investments in unconsolidated entities	—	(9)
Net change in loans held for investment	9,634	(6,791)
Change in restricted cash related to letters of credit	3,710	(28,166)
Proceeds from the sale of property and equipment	400	98
Capital expenditures	(23,115)	(33,021)
Net cash provided by (used in) investing activities	(8,465)	(60,312)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(20,970)	(47,158)
Other borrowings (repayments)	(237,994)	(240,133)
Stock option exercises	7,222	5,789
Share repurchases	(322,066)	(103,711)
Dividends paid	(59,125)	(38,152)
Net cash provided by (used in) financing activities	(632,933)	(423,365)
Net increase (decrease) in cash and equivalents	(832,501)	(409,395)
Cash and equivalents at beginning of period	1,292,862	1,580,329
Cash and equivalents at end of period	$460,361	$1,170,934

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(1,911)	$(328)
Income taxes paid (refunded), net	$(1,685)	$(2,487)
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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Write-off of deposits and pre-acquisition costs	$1,241	$1,688	$3,110	$3,152
Loss on debt retirements (Note 5)	—	—	—	8,584
Amortization of intangible assets	3,225	3,275	6,450	6,550
Miscellaneous, net	532	4,361	(3,426)	4,869
	$4,998	$9,324	$6,134	$23,155

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares and restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 4.3 million and 4.5 million potentially dilutive instruments, including stock options, unvested

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

restricted shares and restricted share units for the three and six months ended June 30, 2015, respectively, and 7.1 million and 7.3 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units for the three and six months ended June 30, 2014, respectively.

In accordance with ASC 260 "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted share awards, restricted share units, and deferred shares are considered participating securities. The following table presents the earnings per common share (000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$103,324	$41,880	$158,295	$116,699
Less: earnings distributed to participating securities	(185)	(130)	(373)	(263)
Less: undistributed earnings allocated to participating securities	(475)	(159)	(647)	(546)
Numerator for basic earnings per share	$102,664	$41,591	$157,275	$115,890
Add back: undistributed earnings allocated to participating securities	475	159	647	546
Less: undistributed earnings reallocated to participating securities	(471)	(157)	(641)	(540)
Numerator for diluted earnings per share	$102,668	$41,593	$157,281	$115,896

Denominator:
Basic shares outstanding	361,009	376,072	363,863	377,410
Effect of dilutive securities	3,232	3,592	3,297	3,703
Diluted shares outstanding	364,241	379,664	367,160	381,113

Earnings per share:
Basic	$0.28	$0.11	$0.43	$0.31
Diluted	$0.28	$0.11	$0.43	$0.30

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. No such VIEs required consolidation at either June 30, 2015 or December 31, 2014 because we determined that we were not the VIE's primary beneficiary. Separately, certain land option agreements represent financing arrangements, even though we generally have no obligation to pay the remaining purchase price under the option agreement. As a result, we recorded $98.3 million and $30.2 million at June 30, 2015 and December 31, 2014, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities.

The following provides a summary of our interests in land option agreements as of June 30, 2015 and December 31, 2014 ($000’s omitted):

	June 30, 2015			December 31, 2014
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$68,152	$1,115,067	$35,270	$56,039	$891,506	$12,533
Other land options	78,922	1,091,393	62,994	71,241	999,079	17,653
	$147,074	$2,206,460	$98,264	$127,280	$1,890,585	$30,186

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments”, we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.”

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At June 30, 2015 and December 31, 2014, residential mortgage loans available-for-sale had an aggregate fair value of $269.5 million and $339.5 million, respectively, and an aggregate outstanding principal balance of $264.5 million and $327.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.9) million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $(0.8) million and $1.6 million for the six months ended June 30, 2015 and 2014. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $17.6 million and $17.5 million for the three months ended June 30, 2015 and 2014, respectively, and $33.8 million and $30.5 million for the six months ended June 30, 2015 and 2014, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). At June 30, 2015 and December 31, 2014, we had aggregate interest rate lock commitments of $259.9 million and $146.1 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

In order to reduce risks associated with our loan origination activities, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

economically hedge the interest rate lock commitment. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and residential mortgage loans available for sale. We do not enter into any derivative financial instruments for trading purposes.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At June 30, 2015 and December 31, 2014, we had unexpired forward contracts of $462.0 million and $371.0 million, respectively, and whole loan investor commitments of $26.4 million and $63.5 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments (and residential mortgage loans available-for-sale) are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 75 days.

The fair values of derivative instruments and their location in the Condensed Consolidated Balance Sheets is summarized below ($000’s omitted):

	June 30, 2015		December 31, 2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$5,753	$512	$4,313	$65
Forward contracts	3,534	315	79	3,653
Whole loan commitments	146	70	31	619
	$9,433	$897	$4,423	$4,337

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In July 2015, the FASB approved delaying the effective date by one year. As a result, ASU 2014-09 is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for us beginning January 1, 2016. We do not anticipate the adoption of ASU 2015-02 to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for us beginning January 1, 2016. We currently present deferred financing costs within Other assets. Accordingly, the adoption of the new guidance will result in the reclassification of debt issuance costs as an offset to Senior notes in the Company’s condensed consolidated balance sheets, which we do not expect to be material to our financial statements.

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	June 30, 2015	December 31, 2014
Homes under construction	$1,375,837	$1,084,137
Land under development	2,802,464	2,545,049
Raw land	710,259	762,914
	$4,888,560	$4,392,100

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest in inventory, beginning of period	$166,887	$225,619	$167,638	$230,922
Interest capitalized	31,296	31,455	62,099	66,768
Interest expensed	(33,799)	(46,471)	(65,353)	(87,087)
Interest in inventory, end of period	$164,384	$210,603	$164,384	$210,603

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale was as follows ($000’s omitted):

	June 30, 2015	December 31, 2014
Land held for sale, gross	$95,742	$108,725
Net realizable value reserves	(7,229)	(7,535)
Land held for sale, net	$88,513	$101,190

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Northeast	$137,181	$153,920	$248,334	$294,936
Southeast	245,250	232,217	431,038	414,765
Florida	208,740	205,368	411,802	395,660
Texas	185,489	204,297	362,988	379,138
North	309,816	282,581	581,642	523,592
Southwest	163,061	176,606	319,433	340,897
	1,249,537	1,254,989	2,355,237	2,348,988
Financial Services	30,754	31,198	58,352	56,093
Consolidated revenues	$1,280,291	$1,286,187	$2,413,589	$2,405,081

Income before income taxes:
Northeast	$15,330	$19,809	$24,857	$37,304
Southeast	39,871	38,265	64,495	63,744
Florida	39,315	42,254	72,539	76,610
Texas	24,487	31,240	47,278	54,222
North	26,475	37,360	39,580	68,100
Southwest	20,597	23,824	39,751	52,386
Other homebuilding (a)	(8,435)	(134,179)	(40,113)	(185,359)
	157,640	58,573	248,387	167,007
Financial Services (b)	9,987	9,108	15,044	30,702
Consolidated income before income taxes	$167,627	$67,681	$263,431	$197,709

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: a reserve reversal of $26.9 million resulting from a legal settlement for the three and six months ended June 30, 2015; losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014; a charge totaling $84.5 million to increase insurance reserves for the three and six months ended June 30, 2014; and costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively.

(b)	Financial Services included an $18.6 million reduction in loan origination liabilities for the six months ended June 30, 2014.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$226,696	$249,388	$136,046	$612,130	$711,873
Southeast	200,265	353,262	94,985	648,512	694,403
Florida	191,166	464,515	131,019	786,700	908,413
Texas	180,329	274,441	85,605	540,375	601,040
North	332,948	548,565	99,888	981,401	1,101,250
Southwest	221,631	722,448	134,224	1,078,303	1,197,475
Other homebuilding (a)	22,802	189,845	28,492	241,139	2,601,545
	1,375,837	2,802,464	710,259	4,888,560	7,815,999
Financial Services	—	—	—	—	341,957
	$1,375,837	$2,802,464	$710,259	$4,888,560	$8,157,956

	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Texas	134,873	250,102	91,765	476,740	528,392
North	280,970	478,665	137,044	896,679	996,908
Southwest	166,056	698,513	163,421	1,027,990	1,113,592
Other homebuilding (a)	19,015	196,762	34,401	250,178	3,527,731
	1,084,137	2,545,049	762,914	4,392,100	8,148,445
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,569,410

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	June 30, 2015	December 31, 2014
Investments in joint ventures with debt non-recourse to PulteGroup	$25,163	$26,488
Investments in other active joint ventures	15,069	13,880
Total investments in unconsolidated entities	$40,232	$40,368

Total joint venture debt	$24,841	$25,849

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$45	$283
Joint venture debt non-recourse to PulteGroup	11,328	11,341
PulteGroup's total proportionate share of joint venture debt	$11,373	$11,624

We recognized income from unconsolidated joint ventures of $1.2 million and $1.3 million during the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $7.2 million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we received distributions of $2.4 million and $12.4 million, respectively.

The timing of cash obligations under a joint venture and any related financing agreements varies by agreement. If additional capital contributions are required and approved by the joint venture, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial loss exposure related to joint ventures is unlikely to exceed our combined investment and limited recourse guaranty totals.

5. Debt

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2015	December 31, 2014
5.25% unsecured senior notes due June 2015 (a)	$—	$236,452
6.50% unsecured senior notes due May 2016 (a)	463,222	462,009
7.625% unsecured senior notes due October 2017 (b)	122,797	122,752
7.875% unsecured senior notes due June 2032 (a)	299,261	299,239
6.375% unsecured senior notes due May 2033 (a)	398,677	398,640
6.00% unsecured senior notes due February 2035 (a)	299,623	299,469
Total senior notes – carrying value (c)	$1,583,580	$1,818,561
Estimated fair value	$1,659,964	$1,952,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt retirement

In June 2015, we retired $238.0 million of senior notes at their scheduled maturity date. During the six months ended June 30, 2014, we retired prior to their scheduled maturity dates senior notes totaling $245.7 million and recorded losses related to these transactions totaling $8.6 million. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense, net.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined.  At June 30, 2015, we had no borrowings outstanding and $193.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $22.3 million at both June 30, 2015 and December 31, 2014. These notes have maturities ranging up to six years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity of $150.0 million. The capacity reduced to $99.8 million in February 2015 and increased again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $119.3 million and $140.2 million outstanding under the Repurchase Agreement at June 30, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements as of such dates.

6. Shareholders’ equity

During the six months ended June 30, 2015, we declared two cash dividends of $0.08 per common share each for a total of $58.2 million and repurchased 15.3 million shares under our repurchase authorization for a total of $313.0 million. At June 30, 2015, we had remaining authorization to repurchase $425.4 million of common shares. During the six months ended June 30, 2014, we declared two cash dividends of $0.05 per common share each for a total of $38.0 million and repurchased 5.0 million shares under our repurchase authorization for a total of $97.6 million.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2015 and 2014, employees surrendered shares valued at $9.0 million and $6.1 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income taxes

Our effective tax rate is affected by a number of factors, including changes to the valuation allowance related to our deferred tax assets, tax law changes or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. For the six months ended June 30, 2015 and 2014, our effective tax rate exceeded our blended statutory tax rate due to the effects of these factors.

The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  During the six months ended June 30, 2015 and 2014, we recorded adjustments to our deferred tax assets resulting from changes in our prospective effective tax rate resulting from certain states enacting changes to tax laws along with other factors. The estimated impact of such changes was recorded to income tax expense during the respective periods.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At both June 30, 2015 and December 31, 2014, we had $32.9 million of gross unrecognized tax benefits and $17.3 million of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $14.7 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statutes of limitation for our major tax jurisdictions generally remain open for examination for tax years 2004 to 2015.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2015	December 31, 2014

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$269,544	$339,531
Interest rate lock commitments	Level 2	5,241	4,248
Forward contracts	Level 2	3,219	(3,574)
Whole loan commitments	Level 2	76	(588)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$2,590	$13,925

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$477,535	$1,309,220
Financial Services debt	Level 2	119,271	140,241
Senior notes	Level 2	1,659,964	1,952,774

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

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion and $1.8 billion at June 30, 2015 and December 31, 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Liabilities, beginning of period	$58,226	$102,972	$58,222	$124,956
Reserves provided and adjustments	81	—	139	(18,604)
Payments	(69)	(40,265)	(123)	(43,645)
Liabilities, end of period	$58,238	$62,707	$58,238	$62,707

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $193.4 million and $999.1 million, respectively, at June 30, 2015, and $212.1 million and $1.0 billion, respectively, at December 31, 2014. In the event any such letter of credit or surety bonds are drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Warranty liabilities, beginning of period	$57,401	$61,632	$65,389	$63,992
Reserves provided	11,170	11,881	20,011	20,661
Payments	(14,648)	(10,837)	(31,477)	(21,912)
Other adjustments	579	(690)	579	(755)
Warranty liabilities, end of period	$54,502	$61,986	$54,502	$61,986

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

Our recorded reserves for all such claims totaled $700.1 million and $710.2 million at June 30, 2015 and December 31, 2014, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 73% and 72% of the total general liability reserves at June 30, 2015 and December 31, 2014, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

During the three months ended June 30, 2015, we recorded a reserve reversal of $26.9 million resulting from a legal settlement. During the three months ended June 30, 2014, we recorded additional reserves totaling $84.5 million, which were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. These adjustments are reflected in "Reserves provided, net" in the below table. Adjustments to reserves are recorded in the period in which the change in estimate occurs. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

costs could differ significantly from estimated costs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$720,767	$664,411	$710,245	$668,100
Reserves provided, net	(9,386)	101,427	6,446	116,281
Payments	(11,248)	(19,392)	(16,558)	(37,935)
Balance, end of period	$700,133	$746,446	$700,133	$746,446

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$403,725	$56,636	$—	$460,361
Restricted cash	—	3,974	13,200	—	17,174
House and land inventory	—	4,888,410	150	—	4,888,560
Land held for sale	—	87,479	1,034	—	88,513
Land, not owned, under option agreements	—	98,264	—	—	98,264
Residential mortgage loans available- for-sale	—	—	269,544	—	269,544
Investments in unconsolidated entities	84	35,848	4,300	—	40,232
Other assets	24,532	466,360	70,142	—	561,034
Intangible assets	—	116,665	—	—	116,665
Deferred tax assets, net	1,609,795	13	7,801	—	1,617,609
Investments in subsidiaries and intercompany accounts, net	4,671,339	729,467	6,024,707	(11,425,513)	—
	$6,305,750	$6,830,205	$6,447,514	$(11,425,513)	$8,157,956
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$67,137	$1,558,523	$174,412	$—	$1,800,072
Income tax liabilities	48,774	—	—	—	48,774
Financial Services debt	—	—	119,271	—	119,271
Senior notes	1,583,580	—	—	—	1,583,580
Total liabilities	1,699,491	1,558,523	293,683	—	3,551,697
Total shareholders’ equity	4,606,259	5,271,682	6,153,831	(11,425,513)	4,606,259
	$6,305,750	$6,830,205	$6,447,514	$(11,425,513)	$8,157,956

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,243,077	$—	$—	$1,243,077
Land sale revenues	—	6,460	—	—	6,460
	—	1,249,537	—	—	1,249,537
Financial Services	—	—	30,754	—	30,754
	—	1,249,537	30,754	—	1,280,291
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	953,280	—	—	953,280
Land sale cost of revenues	—	5,312	—	—	5,312
	—	958,592	—	—	958,592
Financial Services expenses	101	(92)	20,758	—	20,767
Selling, general and administrative expenses	—	129,457	662	—	130,119
Other expense (income), net	(6)	4,947	57	—	4,998
Interest income	—	(856)	—	—	(856)
Interest expense	208	—	—	—	208
Equity in earnings of unconsolidated entities	(4)	(952)	(208)	—	(1,164)
Intercompany interest	(6,781)	9,269	(2,488)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	6,482	149,172	11,973	—	167,627
Income tax expense (benefit)	2,462	57,270	4,571	—	64,303
Income (loss) before equity in income (loss) of subsidiaries	4,020	91,902	7,402	—	103,324
Equity in income (loss) of subsidiaries	99,304	7,332	92,596	(199,232)	—
Net income (loss)	103,324	99,234	99,998	(199,232)	103,324
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$103,345	$99,234	$99,998	$(199,232)	$103,345

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,246,462	$—	$—	$1,246,462
Land sale revenues	—	8,527	—	—	8,527
	—	1,254,989	—	—	1,254,989
Financial Services	—	357	30,841	—	31,198
	—	1,255,346	30,841	—	1,286,187
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	952,692	—	—	952,692
Land sale cost of revenues	—	6,832	—	—	6,832
	—	959,524	—	—	959,524
Financial Services expenses	197	81	21,836	—	22,114
Selling, general and administrative expenses	—	229,146	621	—	229,767
Other expense (income), net	(16)	9,117	223	—	9,324
Interest income	(118)	(994)	(3)	—	(1,115)
Interest expense	203	—	—	—	203
Equity in earnings of unconsolidated entities	(1)	(1,288)	(22)	—	(1,311)
Intercompany interest	566	2,004	(2,570)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(831)	57,756	10,756	—	67,681
Income tax expense (benefit)	(3,795)	18,868	10,728	—	25,801
Income (loss) before equity in income (loss) of subsidiaries	2,964	38,888	28	—	41,880
Equity in income (loss) of subsidiaries	38,916	264	48,919	(88,099)	—
Net income (loss)	41,880	39,152	48,947	(88,099)	41,880
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$41,901	$39,152	$48,947	$(88,099)	$41,901

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,331,235	$—	$—	$2,331,235
Land sale revenues	—	24,002	—	—	24,002
	—	2,355,237	—	—	2,355,237
Financial Services	—	—	58,352	—	58,352
	—	2,355,237	58,352	—	2,413,589
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,794,425	—	—	1,794,425
Land sale cost of revenues	—	18,691	—	—	18,691
	—	1,813,116	—	—	1,813,116
Financial Services expenses	288	(261)	43,281	—	43,308
Selling, general and administrative expenses	—	290,285	1,146	—	291,431
Other expense, net	(9)	6,243	(100)	—	6,134
Interest income	(3)	(1,958)	6	—	(1,955)
Interest expense	395	—	—	—	395
Equity in (earnings) loss of unconsolidated entities	(10)	(1,854)	(407)	—	(2,271)
Intercompany interest	943	3,847	(4,790)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,604)	245,819	19,216	—	263,431
Income tax expense (benefit)	(609)	98,365	7,380	—	105,136
Income (loss) before equity in income (loss) of subsidiaries	(995)	147,454	11,836	—	158,295
Equity in income (loss) of subsidiaries	159,290	11,669	144,659	(315,618)	—
Net income (loss)	158,295	159,123	156,495	(315,618)	158,295
Other comprehensive income	42	—	—	—	42
Comprehensive income	$158,337	$159,123	$156,495	$(315,618)	$158,337

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,334,477	$—	$—	$2,334,477
Land sale revenues	—	14,511	—	—	14,511
	—	2,348,988	—	—	2,348,988
Financial Services	—	735	55,358	—	56,093
	—	2,349,723	55,358	—	2,405,081
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,781,295	—	—	1,781,295
Land sale cost of revenues	—	11,843	—	—	11,843
	—	1,793,138	—	—	1,793,138
Financial Services expenses	397	158	24,881	—	25,436
Selling, general and administrative expenses	—	373,871	784	—	374,655
Other expense (income), net	8,552	14,098	505	—	23,155
Interest income	(239)	(1,965)	(22)	—	(2,226)
Interest expense	416	—	—	—	416
Equity in (earnings) loss of unconsolidated entities	(4)	(7,090)	(108)	—	(7,202)
Intercompany interest	819	3,948	(4,767)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,941)	173,565	34,085	—	197,709
Income tax expense (benefit)	(3,877)	71,594	13,293	—	81,010
Income (loss) before equity in income (loss) of subsidiaries	(6,064)	101,971	20,792	—	116,699
Equity in income (loss) of subsidiaries	122,763	21,151	109,135	(253,049)	—
Net income (loss)	116,699	123,122	129,927	(253,049)	116,699
Other comprehensive income	61	—	—	—	61
Comprehensive income (loss)	$116,760	$123,122	$129,927	$(253,049)	$116,760

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$65,947	$(325,154)	$68,104	$—	$(191,103)
Cash flows from investing activities:
Distributions from unconsolidated entities	—	631	275	—	906
Net change in loans held for investment	—	—	9,634	—	9,634
Change in restricted cash related to letters of credit	3,710	—	—	—	3,710
Proceeds from the sale of property and equipment	—	400	—	—	400
Capital expenditures	—	(20,871)	(2,244)		(23,115)
Net cash provided by (used in) investing activities	3,710	(19,840)	7,665	—	(8,465)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(20,970)	—	(20,970)
Other borrowings (repayments)	(237,994)	—	—	—	(237,994)
Stock option exercises	7,222	—	—	—	7,222
Share repurchases	(322,066)	—	—	—	(322,066)
Dividends paid	(59,125)	—	—	—	(59,125)
Intercompany activities, net	534,852	(408,588)	(126,264)	—	—
Net cash provided by (used in) financing activities	(77,111)	(408,588)	(147,234)	—	(632,933)
Net increase (decrease) in cash and equivalents	(7,454)	(753,582)	(71,465)	—	(832,501)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$403,725	$56,636	$—	$460,361

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$59,307	$(19,311)	$34,286	$—	$74,282
Cash flows from investing activities:
Distributions from unconsolidated entities	—	7,577	—	—	7,577
Investments in unconsolidated entities	—	—	(9)	—	(9)
Net change in loans held for investment	—	—	(6,791)	—	(6,791)
Change in restricted cash related to letters of credit	(28,166)	—	—	—	(28,166)
Proceeds from the sale of property and equipment	—	98	—	—	98
Capital expenditures	—	(30,908)	(2,113)	—	(33,021)
Net cash provided by (used in) investing activities	(28,166)	(23,233)	(8,913)	—	(60,312)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(47,158)	—	(47,158)
Other borrowings (repayments)	(249,765)	9,632	—	—	(240,133)
Stock option exercises	5,789	—	—	—	5,789
Share repurchases	(103,711)	—	—	—	(103,711)
Dividends paid	(38,152)	—	—	—	(38,152)
Intercompany activities, net	321,771	(272,939)	(48,832)		—
Net cash provided by (used in) financing activities	(64,068)	(263,307)	(95,990)	—	(423,365)
Net increase (decrease) in cash and equivalents	(32,927)	(305,851)	(70,617)	—	(409,395)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$229,437	$883,148	$58,349	$—	$1,170,934

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Improving demand conditions in the overall U.S. housing market continued through the first half of 2015 and have helped to provide a strong start to our year. We remain encouraged with overall housing demand, which continues along a sustained but slow recovery path supported by an improving job market, favorable demographics, low interest rates, and generally low inventory of available homes. These conditions have helped keep monthly mortgage payments affordable relative to historical levels and the rental market and contributed to our 6% increase in net new orders through the first half of 2015 while maintaining high per community sales paces and low incentive levels.

During 2015, we expect to open approximately 200 new communities across our existing local markets, which represents a sizable increase compared with recent years. These new communities generally replace older communities that are closing out in 2015 as we expect to operate from approximately 600 to 620 communities throughout the year. While we have experience opening new communities, this level presents a challenge in today's environment where entitlement and land development delays are common. The difficult weather conditions in many parts of the U.S. in the first half of 2015 contributed to that challenge.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income before income taxes:
Homebuilding	$157,640	$58,573	$248,387	$167,007
Financial Services	9,987	9,108	15,044	30,702
Income before income taxes	167,627	67,681	263,431	197,709
Income tax expense	64,303	25,801	105,136	81,010
Net income	$103,324	$41,880	$158,295	$116,699
Per share data - assuming dilution:
Net income	$0.28	$0.11	$0.43	$0.30

•
Homebuilding income before income taxes for the three and six months ended June 30, 2015 increased compared with the prior year period. Homebuilding income before taxes also reflected the following significant items: a reserve reversal of $26.9 million resulting from a legal settlement for the three and six months ended June 30, 2015; losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014; a charge to increase insurance reserves totaling $84.5 million in the three and six months ended June 30, 2014; and costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million in the three and six months ended June 30, 2014, respectively. Excluding these items, homebuilding income before income taxes for the three and six months ended June 30, 2015 decreased compared with the prior year period, primarily due to slightly lower gross margins and higher overhead costs on similar volume levels.

•
Financial Services income before income taxes for the three months ended June 30, 2015 increased slightly compared with the prior year period on a small increase in production volume. Financial Services income before income taxes for the six months ended June 30, 2015 decreased compared with the prior year period primarily due to the prior year period including an $18.6 million reduction in loan origination liabilities.

•	Our effective income tax rates were comparable between periods.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Home sale revenues	$1,243,077	—%	$1,246,462	$2,331,235	—%	$2,334,477
Land sale revenues	6,460	(24)%	8,527	24,002	65%	14,511
Total Homebuilding revenues	1,249,537	—%	1,254,989	2,355,237	—%	2,348,988
Home sale cost of revenues (a)	953,280	—%	952,692	1,794,425	1%	1,781,295
Land sale cost of revenues	5,312	(22)%	6,832	18,691	58%	11,843
Selling, general and administrative expenses ("SG&A") (b)	130,119	(43)%	229,767	291,431	(22)%	374,655
Equity in earnings of unconsolidated entities	(1,164)	(10)%	(1,287)	(2,271)	(68)%	(7,157)
Other expense, net (c)	4,998	(46)%	9,324	6,134	(74)%	23,155
Interest income, net	(648)	(29)%	(912)	(1,560)	(14)%	(1,810)
Income before income taxes	$157,640	169%	$58,573	$248,387	49%	$167,007
Supplemental data:
Gross margin from home sales	23.3%	(30) bps	23.6%	23.0%	(70) bps	23.7%
SG&A as a percentage of home sale revenues	10.5%	(790) bps	18.4%	12.5%	(350) bps	16.0%
Closings (units)	3,744	(1)%	3,798	7,109	(2)%	7,234
Average selling price	$332	1%	$328	$328	2%	$323
Net new orders:
Units	5,118	7%	4,778	10,257	6%	9,641
Dollars (d)	$1,766,848	11%	$1,594,408	$3,475,238	9%	$3,202,814
Cancellation rate	13%		14%	12%		13%
Active communities at June 30				630	7%	589
Backlog at June 30:
Units				8,998	10%	8,179
Dollars				$3,087,862	11%	$2,770,134

(a)	Includes the amortization of capitalized interest.

(b)
Includes the following: a reserve reversal of $26.9 million resulting from a legal settlement for the three and six months ended June 30, 2015; a charge totaling $84.5 million to increase insurance reserves for the three and six months ended June 30, 2014; and costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014, respectively.

(c)	Includes losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended June 30, 2015 were lower than the prior year period by $3.4 million. The slight decrease was attributable to a 1% increase in average selling price offset by a 1% decrease in closings. Home sale revenues for the six months ended June 30, 2015 were lower than the prior year period by $3.2 million. The decrease was attributable to a 2% increase in average selling price offset by a 2% decrease in closings. The increase in average selling price in 2015 occurred in the majority of our local markets and reflects continued favorable market conditions that have allowed for increased sale prices, including higher levels of house options and lot premiums. However, the increase in average selling price resulting from these favorable conditions was partially offset by the lower average selling prices contributed by the communities acquired from Dominion Homes in August 2014. Closing volumes in our local markets were mixed as certain markets experienced increased volumes while others experienced lower volumes based on changes in community mix and the timing of local production schedules, including delays in certain communities caused by adverse weather conditions and tight labor resources.

Home sale gross margins

Home sale gross margins were 23.3% and 23.0% for the three and six months ended June 30, 2015, respectively, compared to 23.6% and 23.7% for the three and six months ended June 30, 2014, respectively. The decrease in gross margin from the prior year was broad-based as many of our local markets experienced lower gross margins compared with the prior year period. These lower gross margins reflect a combination of factors, including shifts in community mix and higher land, labor, and materials costs, partially offset by lower amortized interest costs (2.7% and 2.8% of sales for the three and six months ended June 30, 2015, respectively, compared to 3.7% for both the three and six months ended June 30, 2014), which is the result of the reduction in our outstanding debt in recent years.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.1 million and $5.3 million for the three and six months ended June 30, 2015, respectively, compared to $1.7 million and $2.7 million for the three and six months ended June 30, 2014, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.5% and 12.5% for the three and six months ended June 30, 2015, respectively, compared with 18.4% and 16.0% for the three and six months ended June 30, 2014, respectively. The gross dollar amount of our SG&A decreased $99.6 million, or 43%, for the three months ended June 30, 2015 compared to the prior year period, and $83.2 million or 22%, for the six months ended June 30, 2015. Two items significantly impacted SG&A during these periods: a reserve reversal of $26.9 million resulting from a legal settlement for the three and six months ended June 30, 2015 and a charge to increase insurance reserves totaling $84.5 million for the three and six months ended June 30, 2014. Additionally, we incurred costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended June 30, 2014. Excluding each of these items, SG&A in both dollars and as a percentage of home sale revenues increased for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014. The resulting increase in gross overhead dollars in 2015 was primarily due to investments in increased headcount and information systems along with higher costs in conjunction with the planned opening of a number of new communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively, compared with $1.3 million and $7.2 million for the three and six months ended June 30, 2014, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Write-offs of deposits and pre-acquisition costs	$1,241	$1,688	$3,110	$3,152
Loss on debt retirements (Note 5)	—	—	—	8,584
Amortization of intangible assets	3,225	3,275	6,450	6,550
Miscellaneous, net	532	4,361	(3,426)	4,869
	$4,998	$9,324	$6,134	$23,155

Interest income, net

Interest income, net was similar in the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014 based on our invested cash balances and low returns on invested cash available in the current interest rate environment.

Net new orders

Net new orders increased 7% and 6% for the three and six months ended June 30, 2015, respectively, compared with the three and six months ended June 30, 2014, due in large part to selling from a greater number of active communities in 2015. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 13% and 12% for the three and six months ended June 30, 2015, respectively, which was largely consistent with the prior year periods. Ending backlog units, which represents orders for homes that have not yet closed, increased 10% at June 30, 2015 compared with June 30, 2014.

Homes in production

The following is a summary of our homes in production at June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Sold	5,635	5,350
Unsold
Under construction	830	687
Completed	314	284
	1,144	971
Models	988	965
Total	7,767	7,286

The number of homes in production at June 30, 2015 was 7% higher than at June 30, 2014 in order to fulfill our higher backlog and keep pace with our higher order volumes. As part of our inventory management strategies, we expect to continue to maintain reasonable inventory levels relative to demand in each of our markets. Controlling the start of construction of homes unsold to customers ("spec homes") is a component of our strategic pricing and inventory turns objectives. We continue to focus on maintaining a low level of spec home inventory, especially our completed specs ("final specs"), though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,597	4,646	11,243	6,389	4,185	10,574
Southeast	10,940	6,544	17,484	11,195	4,785	15,980
Florida	21,513	9,046	30,559	20,511	7,119	27,630
Texas	11,954	8,538	20,492	11,847	7,435	19,282
North	16,980	8,236	25,216	17,865	8,358	26,223
Southwest	27,778	3,562	31,340	28,413	2,691	31,104
Total	95,762	40,572	136,334	96,220	34,573	130,793

Developed (%)	27%	14%	23%	25%	23%	25%

Of our controlled lots, 95,762 and 96,220 were owned and 40,572 and 34,573 were under land option agreements at June 30, 2015 and December 31, 2014, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that meet our underwriting requirements. The remaining purchase price under our land option agreements totaled $2.2 billion at June 30, 2015. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $147.1 million, of which $11.4 million is refundable.

Homebuilding Segment Operations

Our Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of June 30, 2015, we conducted our operations in 49 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Home sale revenues:
Northeast	$136,931	(11)%	$153,720	$246,694	(16)%	$293,931
Southeast	245,251	6%	232,217	431,039	4%	414,765
Florida	207,856	1%	204,980	410,396	4%	394,612
Texas	185,489	(9)%	203,449	361,935	(4)%	377,618
North	304,545	10%	276,363	572,743	11%	516,909
Southwest	163,005	(7)%	175,733	308,428	(8)%	336,642
	$1,243,077	—%	$1,246,462	$2,331,235	—%	$2,334,477
Income (loss) before income taxes:
Northeast	$15,330	(23)%	$19,809	$24,857	(33)%	$37,304
Southeast	39,871	4%	38,265	64,495	1%	63,744
Florida	39,315	(7)%	42,254	72,539	(5)%	76,610
Texas	24,487	(22)%	31,240	47,278	(13)%	54,222
North	26,475	(29)%	37,360	39,580	(42)%	68,100
Southwest	20,597	(14)%	23,824	39,751	(24)%	52,386
Other homebuilding (a)	(8,435)	94%	(134,179)	(40,113)	78%	(185,359)
	$157,640	169%	$58,573	$248,387	49%	$167,007
Closings (units):
Northeast	316	(9)%	346	564	(18)%	689
Southeast	772	(2)%	785	1,384	(3)%	1,432
Florida	597	(4)%	623	1,198	1%	1,190
Texas	754	(15)%	885	1,500	(10)%	1,666
North	828	22%	678	1,563	19%	1,308
Southwest	477	(1)%	481	900	(5)%	949
	3,744	(1)%	3,798	7,109	(2)%	7,234
Average selling price:
Northeast	$433	(2)%	$444	$437	3%	$427
Southeast	318	7%	296	311	8%	290
Florida	348	6%	329	343	3%	332
Texas	246	7%	230	241	6%	227
North	368	(10)%	408	366	(7)%	395
Southwest	342	(6)%	365	343	(3)%	355
	$332	1%	$328	$328	2%	$323

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: a reserve reversal of $26.9 million resulting from a legal settlement for the three and six months ended June 30, 2015; losses on debt retirements totaling $8.6 million for the six months ended June 30, 2014; a charge totaling $84.5 million to increase insurance reserves for the six months ended June 30, 2014; and costs associated with the relocation of our corporate headquarters totaling $3.7 million and $5.7 million for the three and six months ended six months ended June 30, 2014, respectively.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Net new orders - units:
Northeast	443	17%	380	880	7%	824
Southeast	1,041	18%	880	1,979	16%	1,704
Florida	805	4%	774	1,716	6%	1,624
Texas	993	(13)%	1,139	2,110	(9)%	2,311
North	1,084	10%	988	2,080	11%	1,880
Southwest	752	22%	617	1,492	15%	1,298
	5,118	7%	4,778	10,257	6%	9,641
Net new orders - dollars:
Northeast	$191,046	12%	$171,031	$387,302	3%	$375,646
Southeast	347,934	28%	271,177	643,040	24%	519,394
Florida	287,358	8%	266,335	617,613	12%	550,571
Texas	269,089	3%	262,390	541,082	3%	523,586
North	419,881	4%	405,446	794,378	2%	778,016
Southwest	251,540	15%	218,029	491,823	8%	455,601
	$1,766,848	11%	$1,594,408	$3,475,238	9%	$3,202,814
Cancellation rates:
Northeast	10%		14%	10%		11%
Southeast	8%		12%	8%		11%
Florida	11%		11%	10%		9%
Texas	16%		18%	15%		16%
North	12%		10%	12%		10%
Southwest	19%		20%	17%		18%
	13%		14%	12%		13%
Unit backlog:
Northeast				777	3%	756
Southeast				1,563	18%	1,325
Florida				1,520	13%	1,347
Texas				1,883	(1)%	1,895
North				1,979	11%	1,785
Southwest				1,276	19%	1,071
				8,998	10%	8,179
Backlog dollars:
Northeast				$356,584	—%	$356,955
Southeast				513,034	25%	410,228
Florida				557,185	20%	464,793
Texas				490,571	14%	432,163
North				740,066	2%	726,587
Southwest				430,422	13%	379,408
				$3,087,862	11%	$2,770,134

Northeast

For the second quarter of 2015, Northeast home sale revenues decreased 11% compared with the prior year period due to a 9% decrease in closings and a 2% decrease in the average selling price. The decrease in closings was concentrated in New England and the Mid-Atlantic. The decrease in average selling price was concentrated in Northeast Corridor and Mid-Atlantic. The decreased income before income taxes resulted from lower revenues and gross margins. Net new orders increased 17% reflecting increased order levels across all divisions.

For the six months ended June 30, 2015, Northeast home sale revenues decreased 16% compared to the prior year period due to an 18% decrease in closings partially offset by a 3% increase in the average selling price. The decrease in closings occurred in New England and the Mid-Atlantic. The increase in average selling price occurred across all divisions. The decreased income before income taxes was due to lower revenues and gross margins. Net new orders increased 7%, primarily due to increased order levels in the Northeast Corridor, due in part to a higher active community count.

Southeast

For the second quarter of 2015, Southeast home sale revenues increased 6% compared with the prior year period due to a 7% increase in the average selling price offset partially by a 2% decrease in closings. The increase in average selling price occurred in all divisions except Tennessee. The decrease in closing volumes occurred across all divisions with the exception of Tennessee. Income before income taxes increased slightly due to increased revenues and gross margins. Net new orders increased 18%, primarily due to increased order levels in Raleigh, Georgia, and Charlotte.

For the six months ended June 30, 2015, Southeast home sale revenues increased 4% compared with the prior year period due to an 8% increase in the average selling price offset partially by a 3% decrease in closings. The increase in average selling price was due to increases across all divisions except Tennessee. Income before income taxes increased slightly due to increased revenues and gross margins. Net new orders increased 16% mainly due to increased order levels in Raleigh, Georgia, and Charlotte.

Florida

For the second quarter of 2015, Florida home sale revenues increased 1% compared with the prior year period due to a 6% increase in the average selling price, offset partially by a decrease in closings of 4%. Both the increase in average selling price and the decrease in closings occurred in North and South Florida. Income before income taxes declined primarily due to decreased overhead leverage. Net new orders increased 4% due largely to a greater number of active communities in North Florida.

For the six months ended June 30, 2015, Florida home sale revenues increased 4% compared with the prior year period due to a 3% increase in the average selling price and a 1% increase in closings. Both the increase in average selling price and closings occurred in North and South Florida. Income before income taxes declined primarily due to decreased overhead leverage. Net new orders increased 6% partially due to a greater number of active communities.

Texas

For the second quarter of 2015, Texas home sale revenues decreased 9% compared with the prior year period due to a 15% decrease in closings partially offset by a 7% increase in the average selling price. The increase in average selling price occurred across all divisions, while the decrease in closings occurred in all divisions except San Antonio. Income before income taxes declined due to decreased revenues and gross margins. Net new orders decreased by 13%, reflecting lower order levels in all divisions except Dallas.

For the six months ended June 30, 2015, Texas home sale revenues decreased 4% compared to the prior year period due to a 10% decrease in closings offset partially by a 6% increase in average selling price. The increase in average selling price occurred across all divisions, while the decrease in closings occurred in all divisions except San Antonio. Income before income taxes decreased due to decreased revenues and gross margins. Net new orders decreased by 9% partially due to fewer active communities.

North

For the second quarter of 2015, North home sale revenues increased 10% compared with the prior year period due to a 22% increase in closings partially offset by a 10% decrease in average selling price. The increase in closing volumes, and the lower average selling price, were driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting this was lower closings in Northern California, which also contributed to the lower average selling price by shifting the mix of closings away from the higher-priced Northern California market. The decrease in income before income taxes resulted from the decrease in closings and gross margin in Northern California combined with an increase in total overhead. Net new orders increased by 10% compared with the prior year period mainly due to the Dominion acquisition, partially offset by decreases in Illinois and Pacific Northwest.

For the six months ended June 30, 2015, North home sale revenues increased 11% compared with the prior year period due to a 19% increase in closings partially offset by a 7% decrease in average selling price. The increase in closing volumes was driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting this was lower closings in Northern California, which also contributed to the lower average selling price by shifting the mix of closings away from the higher-priced Northern California market. The decrease in income before income taxes resulted from the decrease in closings and gross margin in Northern California combined with an increase in total overhead. Net new orders increased by 11% compared with the prior year period mainly due to the Dominion acquisition, partially offset by decreases in Illinois and Pacific Northwest.

Southwest

For the second quarter of 2015, Southwest home sale revenues decreased 7% compared with the prior year period due to a 1% decrease in closings, and a 6% decrease in average selling price. The decrease in closings occurred in Southern California and Las Vegas, mostly offset by an increase in Arizona. The decrease in income before income taxes resulted from lower revenue and gross margins. Net new orders increased by 22% compared with the prior year period due to higher order levels across all divisions.

For the six months ended June 30, 2015, Southwest home sale revenues decreased 8% compared with the prior year period due to a 5% decrease in closings and a 3% decrease in average selling price. The decrease in closings occurred in all divisions except Arizona while the decrease in selling price was primarily concentrated in Southern California. The decrease in income before income taxes resulted from the lower revenues combined with lower gross margins. Net new orders increased 15% compared with the prior year period due to higher order levels across all divisions with the exception of Southern California.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following presents selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Mortgage operations revenues	$24,279	(2)%	$24,655	$46,392	5%	$43,991
Title services revenues	6,475	(1)%	6,543	11,960	(1)%	12,102
Total Financial Services revenues	30,754	(1)%	31,198	58,352	4%	56,093
Expenses (a)	20,767	(6)%	22,114	43,308	70%	25,436
Equity in earnings of unconsolidated entities	—	(100)%	(24)	—	(100)%	(45)
Income before income taxes	$9,987	10%	$9,108	$15,044	(51)%	$30,702
Total originations:
Loans	2,507	2%	2,469	4,623	1%	4,583
Principal	$635,153	6%	$597,273	$1,149,941	5%	$1,092,802

(a)	Includes reduction in loan origination liabilities of $18.6 million for the six months ended June 30, 2014.

	Six Months Ended
	June 30,
	2015	2014
Supplemental data:
Capture rate	82.5%	79.3%
Average FICO score	750	748
Loan application backlog	$1,732,702	$1,455,429
Funded origination breakdown:
FHA	11%	12%
VA	13%	12%
USDA	1%	1%
Other agency	70%	70%
Total agency	95%	95%
Non-agency	5%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2015 decreased 1% and increased 4%, respectively, compared to the respective prior year periods. These changes were primarily related to shifts in revenues per loan. For the six months ended June 30, 2015, the higher revenue per loan is attributable to a higher average loan size combined with a modest improvement in loan pricing. The improvement in loan pricing resulted primarily from a spike in mortgage industry refinancing volume in the first quarter of 2015, which reduced competitive pricing pressures for new originations. Loan pricing came under more pressure in the second quarter of 2015 as industry refinancing volume receded. However, the overall pricing environment for new originations remains favorable. Loan origination volume increased for both the three and six months ended June 30, 2015 compared with the prior year periods, primarily due to a higher capture rate.

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

In the first quarter of 2014, we reduced our loan origination liabilities by $18.6 million based on settlements of various pending repurchase requests combined with then current conditions. This reduction was reflected as a decrease to Financial Services expenses. Given the volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

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

Income Taxes

Our effective tax rate is affected by a number of factors, including changes to the valuation allowance related to our deferred tax assets, tax law changes or other circumstances that impact the value of our deferred tax assets, and changes in our unrecognized tax benefits. For the six months ended June 30, 2015 and 2014, our effective tax rate exceeded our blended statutory tax rate due to the effects of these factors.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings, and may determine that modifications are appropriate.

At June 30, 2015, we had unrestricted cash and equivalents of $460.4 million and senior notes of $1.6 billion. We also had restricted cash balances of $17.2 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 25.6% at June 30, 2015.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At June 30, 2015, we had no borrowings outstanding and $193.4 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt to Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $22.3 million at both June 30, 2015 and December 31, 2014. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

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

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2014, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2015 and established a borrowing capacity under the agreement of $150.0 million. The capacity reduced to $99.8 million in February 2015 and increased again to $150.0 million in June 2015. The purpose for the change in capacity during the term of the agreement is to lower associated fees during seasonally low volume periods when the additional capacity is unnecessary. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $119.3 million and $140.2 million outstanding under the Repurchase Agreement at June 30, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the six months ended June 30, 2015, we declared two quarterly cash dividends of $0.08 per common share each for an aggregate $58.2 million.

During the six months ended June 30, 2015, we repurchased 15.3 million shares under our repurchase authorization for a total of $313.0 million. Such repurchases are reflected as reductions of common stock and retained earnings. At June 30, 2015, we had remaining authorization to repurchase $425.4 million of common shares.

Cash flows

Operating activities

Our net cash used in operating activities for the six months ended June 30, 2015 was $191.1 million, compared with net cash provided by operating activities of $74.3 million for the six months ended June 30, 2014. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the six months ended June 30, 2015 was primarily due to a net increase in inventories of $485.7 million resulting from an increase in land acquisition and development investment combined with a seasonal build of house inventory. The inventory increase was partially offset by our pretax income of $263.4 million combined with a seasonal reduction of $70.1 million in residential mortgage loans available-for-sale. The decrease in accrued and other liabilities resulted primarily from a $26.9 million non-cash reserve reversal resulting from a legal settlement.

Our positive cash flow from operations for the six months ended June 30, 2014, was primarily due to our pretax income of $197.7 million combined with a seasonal reduction of $64.7 million in residential mortgage loans available-for-sale and an increase in accrued and other liabilities of $38.5 million. The increase in accrued and other liabilities was primarily due to an $84.5 million non-cash charge to increase general liability insurance reserves offset by annual incentive compensation payments. These cash flow items were partially offset by a net increase in inventories of $249.9 million resulting from a seasonal build of house inventory as well as investments related to land acquisition and development activities.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the six months ended June 30, 2015 was $8.5 million, compared with net cash used by investing activities of $60.3 million for the six months ended June 30, 2014. The cash used in investing activities for the six months ended June 30, 2015 was primarily due to capital expenditures as the result of new community openings.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2015 totaled $632.9 million, compared with net cash used in financing activities of $423.4 million for the six months ended June 30, 2014. The net cash used by financing activities for the six months ended June 30, 2015 resulted primarily from the repurchase of 15.3 million common shares for $313.0 million under our repurchase authorization, payment of $238.0 million to retire senior notes at their scheduled maturity date, payment of $59.1 million in cash dividends, and net repayments of $21.0 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

In June 2015, we retired $238.0 million of senior notes at their scheduled maturity date. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2015, we had outstanding letters of credit totaling $193.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $999.1 million at June 30, 2015, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2015, these agreements had an aggregate remaining purchase price of $2.2 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At June 30, 2015, we recorded assets of $98.3 million as land, not owned, under option agreements.

At June 30, 2015, aggregate outstanding debt of unconsolidated joint ventures was $24.8 million, of which our proportionate share was $11.4 million. Of this amount, we provided limited recourse guaranties for less than $0.1 million at June 30, 2015. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of June 30, 2015, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of June 30, 2015 for the Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$465,245	$123,000	$—	$—	$1,000,000	$1,588,245	$1,659,964
Average interest rate	—%	6.50%	7.63%	—%	—%	6.71%	6.72%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2015.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2015 to April 30, 2015	1,507,709	$21.96	1,507,709	$605,722	(2)
May 1, 2015 to May 31, 2015	3,603,870	$19.74	3,568,952	$535,292	(2)
June 1, 2015 to June 30, 2015	5,635,357	$19.59	5,635,357	$425,419	(2)
Total	10,746,936	$19.92	10,712,018

(1)
During the second quarter of 2015, a total of 34,918 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
In October 2014, the Board of Directors approved a share repurchase authorization totaling $750 million. During the six months ended June 30, 2015, we repurchased 15.3 million shares for a total of $313.0 million. The share repurchase authorization has $425.4 million remaining as of June 30, 2015. There is no expiration date for this program.

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

10	(a)	PulteGroup, Inc. Amended Retirement Policy (filed herewith)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 23, 2015