Form 10-Q
period 2015-09-30
PULTEGROUP INC/MI/
filed 2015-10-22
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of October 16, 2015: 349,137,143 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$734,153	$1,292,862
Restricted cash	25,942	16,358
House and land inventory	5,240,932	4,392,100
Land held for sale	85,130	101,190
Land, not owned, under option agreements	102,548	30,186
Residential mortgage loans available-for-sale	270,658	339,531
Investments in unconsolidated entities	41,509	40,368
Other assets	637,962	513,032
Intangible assets	113,440	123,115
Deferred tax assets, net	1,549,304	1,720,668
	$8,801,578	$8,569,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $50,947 and $32,586 in 2015 and 2014, respectively	$372,498	$270,516
Customer deposits	241,047	142,642
Accrued and other liabilities	1,373,910	1,343,774
Income tax liabilities	50,906	48,722
Financial Services debt	107,508	140,241
Term loan	500,000	—
Senior notes	1,584,104	1,818,561
	4,229,973	3,764,456
Shareholders' equity	4,571,605	4,804,954
	$8,801,578	$8,569,410

Note: The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Homebuilding
Home sale revenues	$1,464,131	$1,551,226	$3,795,366	$3,885,703
Land sale revenues	3,649	10,047	27,651	24,558
	1,467,780	1,561,273	3,823,017	3,910,261
Financial Services	38,967	33,452	97,319	89,544
Total revenues	1,506,747	1,594,725	3,920,336	3,999,805

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,118,874	1,195,369	2,913,299	2,976,665
Land sale cost of revenues	3,301	3,539	21,992	15,382
	1,122,175	1,198,908	2,935,291	2,992,047
Financial Services expenses	24,602	22,623	67,909	48,058
Selling, general and administrative expenses	159,361	147,136	450,793	521,791
Other expense, net	23,826	2,406	29,962	25,561
Interest income	(504)	(1,205)	(2,458)	(3,431)
Interest expense	203	210	598	625
Equity in earnings of unconsolidated entities	(2,192)	(281)	(4,464)	(7,483)
Income before income taxes	179,276	224,928	442,705	422,637
Income tax expense	71,507	84,383	176,643	165,393
Net income	$107,769	$140,545	$266,062	$257,244

Per share:
Basic earnings	$0.31	$0.37	$0.74	$0.68
Diluted earnings	$0.30	$0.37	$0.73	$0.67
Cash dividends declared	$0.08	$0.05	$0.24	$0.15

Number of shares used in calculation:
Basic	350,147	373,531	359,236	376,097
Effect of dilutive securities	3,225	3,761	3,273	3,723
Diluted	353,372	377,292	362,509	379,820

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$107,769	$140,545	$266,062	$257,244

Other comprehensive income, net of tax:
Change in value of derivatives	21	21	63	82
Other comprehensive income	21	21	63	82

Comprehensive income	$107,790	$140,566	$266,125	$257,326

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	888	9	10,362	—	—	10,371
Stock issuances, net of cancellations	431	4	7,419	—	—	7,423
Dividends declared	—	—	8	—	(86,304)	(86,296)
Share repurchases	(21,641)	(216)	—	—	(442,522)	(442,738)
Share-based compensation	—	—	13,556	—	—	13,556
Excess tax benefits (deficiencies) from share-based awards	—	—	(1,790)	—	—	(1,790)
Net income	—	—	—	—	266,062	266,062
Other comprehensive income	—	—	—	63	—	63
Shareholders' Equity, September 30, 2015	349,137	$3,492	$3,102,551	$(627)	$1,466,189	$4,571,605

Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	554	5	6,029	—	—	6,034
Stock issuances, net of cancellations	(42)	—	—	—	—	—
Dividends declared	—	—	72	—	(56,761)	(56,689)
Share repurchases	(8,034)	(80)	—	—	(155,060)	(155,140)
Share-based compensation	—	—	10,586	—	—	10,586
Excess tax benefits (deficiencies) from share-based awards	—	—	(660)	—	—	(660)
Net income	—	—	—	—	257,244	257,244
Other comprehensive income	—	—	—	82	—	82
Shareholders' Equity, September 30, 2014	373,778	$3,738	$3,068,043	$(713)	$1,639,341	$4,710,409

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$266,062	$257,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	171,364	164,460
Depreciation and amortization	33,719	28,864
Share-based compensation expense	20,139	21,290
Equity in earnings of unconsolidated entities	(4,464)	(7,483)
Distributions of earnings from unconsolidated entities	2,594	4,824
Loss on debt retirements	—	8,584
Other non-cash, net	13,170	8,211
Increase (decrease) in cash due to:
Restricted cash	(13,293)	(689)
Inventories	(835,276)	(384,571)
Residential mortgage loans available-for-sale	68,381	49,600
Other assets	(132,195)	(12,802)
Accounts payable, accrued and other liabilities	160,803	74,102
Income tax liabilities	2,184	(9,799)
Net cash provided by (used in) operating activities	(246,812)	201,835
Cash flows from investing activities:
Change in restricted cash related to letters of credit	3,710	48,401
Capital expenditures	(34,049)	(41,888)
Cash used for business acquisition	—	(77,469)
Other investing activities, net	9,959	1,360
Net cash provided by (used in) investing activities	(20,380)	(69,596)
Cash flows from financing activities:
Financial Services borrowings (repayments)	(32,733)	(34,070)
Proceeds from debt issuance	500,000	—
Repayments of debt	(238,520)	(250,631)
Borrowings under revolving credit facility	125,000	—
Repayments under revolving credit facility	(125,000)	—
Stock option exercises	10,371	6,034
Share repurchases	(442,738)	(155,140)
Dividends paid	(87,897)	(56,944)
Net cash provided by (used in) financing activities	(291,517)	(490,751)
Net increase (decrease) in cash and equivalents	(558,709)	(358,512)
Cash and equivalents at beginning of period	1,292,862	1,580,329
Cash and equivalents at end of period	$734,153	$1,221,817

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(20,304)	$(23,236)
Income taxes paid (refunded), net	$740	$(1,054)
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Write-off of deposits and pre-acquisition costs	$522	$1,391	$3,633	$4,543
Loss on debt retirements (Note 5)	—	—	—	8,584
Amortization of intangible assets	3,225	3,258	9,675	9,808
Miscellaneous, net (a)	20,079	(2,243)	16,654	2,626
	$23,826	$2,406	$29,962	$25,561

(a)	Miscellaneous, net includes a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 9).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares and restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 4.2 million and 4.4 million potentially dilutive instruments, including stock options, unvested restricted shares and restricted share units for the three and nine months ended September 30, 2015, respectively, and 7.1 million and 7.2 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units for the three and nine months ended September 30, 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$107,769	$140,545	$266,062	$257,244
Less: earnings distributed to participating securities	(181)	(124)	(554)	(386)
Less: undistributed earnings allocated to participating securities	(516)	(820)	(1,169)	(1,362)
Numerator for basic earnings per share	$107,072	$139,601	$264,339	$255,496
Add back: undistributed earnings allocated to participating securities	516	820	1,169	1,362
Less: undistributed earnings reallocated to participating securities	(512)	(812)	(1,158)	(1,349)
Numerator for diluted earnings per share	$107,076	$139,609	$264,350	$255,509

Denominator:
Basic shares outstanding	350,147	373,531	359,236	376,097
Effect of dilutive securities	3,225	3,761	3,273	3,723
Diluted shares outstanding	353,372	377,292	362,509	379,820

Earnings per share:
Basic	$0.31	$0.37	$0.74	$0.68
Diluted	$0.30	$0.37	$0.73	$0.67

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. No such VIEs required consolidation at either September 30, 2015 or December 31, 2014 because we determined that we were not the VIE's primary beneficiary. Separately, certain land option agreements represent financing arrangements, even though we generally have no obligation to pay the remaining purchase price under the option agreement. As a result, we recorded $102.5 million and $30.2 million at September 30, 2015 and December 31, 2014, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities.

The following provides a summary of our interests in land option agreements as of September 30, 2015 and December 31, 2014 ($000’s omitted):

	September 30, 2015			December 31, 2014
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Land options with VIEs	$87,804	$1,098,008	$32,305	$56,039	$891,506	$12,533
Other land options	88,475	1,020,588	70,243	71,241	999,079	17,653
	$176,279	$2,118,596	$102,548	$127,280	$1,890,585	$30,186

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At September 30, 2015 and December 31, 2014, residential mortgage loans available-for-sale had an aggregate fair value of $270.7 million and $339.5 million, respectively, and an aggregate outstanding principal balance of $259.7 million and $327.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $1.1 million and $(0.3) million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $1.3 million for the nine months ended September 30, 2015 and 2014. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $23.4 million and $18.0 million for the three months ended September 30, 2015 and 2014, respectively,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $57.2 million and $48.4 million for the nine months ended September 30, 2015 and 2014, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). At September 30, 2015 and December 31, 2014, we had aggregate interest rate lock commitments of $335.2 million and $146.1 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

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

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we execute an interest rate lock with a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At September 30, 2015 and December 31, 2014, we had unexpired forward contracts of $502.4 million and $371.0 million, respectively, and whole loan investor commitments of $57.5 million and $63.5 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	September 30, 2015		December 31, 2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$11,131	$109	$4,313	$65
Forward contracts	219	4,931	79	3,653
Whole loan commitments	26	433	31	619
	$11,376	$5,473	$4,423	$4,337

New accounting pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors" ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. We adopted ASU 2014-04 on January 1, 2015 and the adoption did not have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date by one year. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

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

2. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	September 30, 2015	December 31, 2014
Homes under construction	$1,605,529	$1,084,137
Land under development	2,871,263	2,545,049
Raw land	764,140	762,914
	$5,240,932	$4,392,100

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest in inventory, beginning of period	$164,384	$210,603	$167,638	$230,922
Interest capitalized	28,006	32,025	90,105	98,793
Interest expensed	(36,609)	(52,286)	(101,962)	(139,373)
Interest in inventory, end of period	$155,781	$190,342	$155,781	$190,342

Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale was as follows ($000’s omitted):

	September 30, 2015	December 31, 2014
Land held for sale, gross	$92,040	$108,725
Net realizable value reserves	(6,910)	(7,535)
Land held for sale, net	$85,130	$101,190
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Northeast	$182,547	$185,559	$430,881	$480,495
Southeast	282,051	253,895	713,090	668,660
Florida	247,528	251,486	659,330	647,146
Texas	203,319	216,837	566,307	595,975
North	355,070	426,165	936,712	949,757
Southwest	197,265	227,331	516,697	568,228
	1,467,780	1,561,273	3,823,017	3,910,261
Financial Services	38,967	33,452	97,319	89,544
Consolidated revenues	$1,506,747	$1,594,725	$3,920,336	$3,999,805

Income before income taxes:
Northeast (c)	$13,208	$28,568	$38,065	$65,873
Southeast	45,708	42,230	110,203	105,974
Florida	49,046	55,931	121,585	132,541
Texas	26,035	33,730	73,313	87,952
North	38,065	61,599	77,645	129,699
Southwest	23,838	40,812	63,589	93,198
Other homebuilding (a)	(30,989)	(48,819)	(71,104)	(234,178)
	164,911	214,051	413,296	381,059
Financial Services (b)	14,365	10,877	29,409	41,578
Consolidated income before income taxes	$179,276	$224,928	$442,705	$422,637

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: reserve reversals of $5.7 million and $32.6 million for the three and nine months ended September 30, 2015, respectively, resulting from a legal settlement (see Note 9); losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 (see Note 5); a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014 (see Note 9); and costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively.

(b)	Financial Services included an $18.6 million reduction in loan origination liabilities for the nine months ended September 30, 2014 (see Note 9).

(c)	Northeast includes a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 9).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$224,242	$258,427	$125,117	$607,786	$726,388
Southeast	230,791	335,065	116,728	682,584	739,296
Florida	241,991	482,604	138,397	862,992	990,493
Texas	213,574	283,422	102,071	599,067	658,298
North	401,963	590,831	122,367	1,115,161	1,239,610
Southwest	269,079	718,839	131,819	1,119,737	1,261,564
Other homebuilding (a)	23,889	202,075	27,641	253,605	2,843,281
	1,605,529	2,871,263	764,140	5,240,932	8,458,930
Financial Services	—	—	—	—	342,648
	$1,605,529	$2,871,263	$764,140	$5,240,932	$8,801,578

	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Texas	134,873	250,102	91,765	476,740	528,392
North	280,970	478,665	137,044	896,679	996,908
Southwest	166,056	698,513	163,421	1,027,990	1,113,592
Other homebuilding (a)	19,015	196,762	34,401	250,178	3,527,731
	1,084,137	2,545,049	762,914	4,392,100	8,148,445
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,569,410

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes. A summary of our joint ventures is presented below ($000’s omitted):

	September 30, 2015	December 31, 2014
Investments in joint ventures with debt non-recourse to PulteGroup	$24,412	$26,488
Investments in other active joint ventures	17,097	13,880
Total investments in unconsolidated entities	$41,509	$40,368

Total joint venture debt	$16,387	$25,849

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$215	$283
Joint venture debt non-recourse to PulteGroup	6,769	11,341
PulteGroup's total proportionate share of joint venture debt	$6,984	$11,624

We recognized income from unconsolidated joint ventures of $2.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $7.5 million during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we received distributions of $3.7 million and $12.4 million, respectively.

The timing of cash flows relating to a joint venture and any related financing agreements varies by agreement. If additional capital contributions are required and approved by the joint venture, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial loss exposure related to joint ventures is unlikely to exceed our combined investment and limited recourse guaranty totals.

5. Debt

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2015	December 31, 2014
5.25% unsecured senior notes due June 2015 (a)	$—	$236,452
6.50% unsecured senior notes due May 2016 (a)	463,829	462,009
7.625% unsecured senior notes due October 2017 (b)	122,819	122,752
7.875% unsecured senior notes due June 2032 (a)	299,272	299,239
6.375% unsecured senior notes due May 2033 (a)	398,696	398,640
6.00% unsecured senior notes due February 2035 (a)	299,488	299,469
Total senior notes – carrying value (c)	$1,584,104	$1,818,561
Estimated fair value	$1,662,206	$1,952,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

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

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500.0 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300.0 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  At September 30, 2015, we had no borrowings outstanding and $196.9 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum tangible net worth, a minimum interest coverage ratio, and a maximum debt to capitalization ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Term loan
On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by certain of our wholly-owned subsidiaries. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of September 30, 2015, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $21.7 million at September 30, 2015 and $22.3 million at December 31, 2014. These notes have maturities ranging up to six years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2015, Pulte Mortgage entered into an amended and restated Repurchase Agreement that extended the effective date to September 2016. The maximum aggregate commitment under the Repurchase Agreement was initially set at $175.0 million, increases to $200.0 million on December 1, 2015, decreases to $175.0 million on January 19, 2016, and increases again to $200.0 million on July 29, 2016. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $107.5 million and $140.2 million outstanding under the Repurchase Agreement at September 30, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements as of such dates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Shareholders’ equity

During the nine months ended September 30, 2015, we declared cash dividends totaling $86.3 million and repurchased 21.2 million shares under our repurchase authorization for a total of $433.7 million. At September 30, 2015, we had remaining authorization to repurchase $304.8 million of common shares. During the nine months ended September 30, 2014, we declared cash dividends totaling $56.7 million and repurchased 7.7 million shares under our repurchase authorization for a total of $147.8 million.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2015 and 2014, employees surrendered shares valued at $9.0 million and $7.2 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Income taxes

Our effective tax rate for both the three and nine months ended September 30, 2015 was 39.9%, compared to 37.5% and 39.1% respectively, for the same periods in 2014. In these periods, our effective tax rate exceeded the federal statutory tax rate due to a number of factors, including state income taxes, changes to the valuation allowance related to deferred tax assets, tax law changes or other circumstances that impact the value of deferred tax assets, and changes in unrecognized tax benefits.

The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.  During the nine months ended September 30, 2015 and 2014, we recorded adjustments to deferred tax assets resulting from certain states enacting tax law changes along with internal reorganizations. The estimated impact of such changes was recorded to income tax expense during the respective periods.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At September 30, 2015 and December 31, 2014, we had $33.2 million and $32.9 million, respectively, of gross unrecognized tax benefits and $17.5 million and $17.3 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $15.0 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statutes of limitation for our major tax jurisdictions generally remain open for examination for tax years 2004 to 2015.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2015	December 31, 2014

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$270,658	$339,531
Interest rate lock commitments	Level 2	11,022	4,248
Forward contracts	Level 2	(4,712)	(3,574)
Whole loan commitments	Level 2	(407)	(588)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$1,262	$13,925

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$760,095	$1,309,220
Financial Services debt	Level 2	107,508	140,241
Term loan	Level 2	500,000	—
Senior notes	Level 2	1,662,206	1,952,774

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion and $1.8 billion at September 30, 2015 and December 31, 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Liabilities, beginning of period	$58,238	$62,707	$58,222	$124,956
Reserves provided and adjustments	81	—	220	(18,604)
Payments	(23)	(1,991)	(146)	(45,636)
Liabilities, end of period	$58,296	$60,716	$58,296	$60,716

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $196.9 million and $1.0 billion, respectively, at September 30, 2015, and $212.1 million and $1.0 billion, respectively, at December 31, 2014. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

On September 14, 2012, Applecross Club Operations (“Applecross”) filed a complaint for breach of contract and promissory estoppel in Applecross v. Pulte Homes of PA, et al.  The complaint alleged that we induced Applecross to purchase a golf course from us in 2010 by promising to build over 1,000 residential units in a planned community located outside Philadelphia, Pennsylvania.  On September 28, 2015, the jury in the case found in favor of Applecross and awarded damages in the amount of $20.0 million.  We believe we have meritorious defenses and have filed post-trial motions seeking to, among other things, overturn the jury verdict.  If unsuccessful, we plan to appeal the award.  However, in light of the jury’s verdict, we recorded a reserve of $20.0 million in the three months ended September 30, 2015, which is reflected in other expense, net.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Warranty liabilities, beginning of period	$54,502	$61,986	$65,389	$63,992
Reserves provided	12,575	12,375	32,586	33,036
Payments	(14,316)	(12,674)	(45,793)	(34,586)
Other adjustments	1,773	(222)	2,352	(977)
Warranty liabilities, end of period	$54,534	$61,465	$54,534	$61,465

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

Our recorded reserves for all such claims totaled $702.5 million and $710.2 million at September 30, 2015 and December 31, 2014, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 73% and 72% of the total general liability reserves at September 30, 2015 and December 31, 2014, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

During the three and nine months ended September 30, 2015, we recorded reserve reversals of $5.7 million and $32.6 million, respectively, resulting from a legal settlement. During the three months ended June 30, 2014, we recorded additional reserves totaling $84.5 million, which were primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. These adjustments are reflected in "Reserves provided, net" in the below table. Adjustments to reserves are recorded in the period in which the change in estimate occurs. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Costs associated with our insurance

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$700,133	$746,446	$710,245	$668,100
Reserves provided, net	14,021	21,385	20,467	137,666
Payments	(11,670)	(33,168)	(28,228)	(71,103)
Balance, end of period	$702,484	$734,663	$702,484	$734,663

10. Supplemental Guarantor information

All of our senior notes are guaranteed jointly and severally on a senior basis by each of our wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$688,224	$45,929	$—	$734,153
Restricted cash	—	24,942	1,000	—	25,942
House and land inventory	—	5,240,932	—	—	5,240,932
Land held for sale	—	84,096	1,034	—	85,130
Land, not owned, under option agreements	—	102,548	—	—	102,548
Residential mortgage loans available- for-sale	—	—	270,658	—	270,658
Investments in unconsolidated entities	88	36,955	4,466	—	41,509
Other assets	26,073	516,775	95,114	—	637,962
Intangible assets	—	113,440	—	—	113,440
Deferred tax assets, net	1,541,759	13	7,532	—	1,549,304
Investments in subsidiaries and intercompany accounts, net	5,222,327	286,642	6,100,670	(11,609,639)	—
	$6,790,247	$7,094,567	$6,526,403	$(11,609,639)	$8,801,578
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$83,632	$1,715,283	$188,540	$—	$1,987,455
Income tax liabilities	50,906	—	—	—	50,906
Financial Services debt	—	—	107,508	—	107,508
Term loan	500,000	—	—	—	500,000
Senior notes	1,584,104	—	—	—	1,584,104
Total liabilities	2,218,642	1,715,283	296,048	—	4,229,973
Total shareholders’ equity	4,571,605	5,379,284	6,230,355	(11,609,639)	4,571,605
	$6,790,247	$7,094,567	$6,526,403	$(11,609,639)	$8,801,578

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,464,131	$—	$—	$1,464,131
Land sale revenues	—	3,649	—	—	3,649
	—	1,467,780	—	—	1,467,780
Financial Services	—	—	38,967	—	38,967
	—	1,467,780	38,967	—	1,506,747
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,118,874	—	—	1,118,874
Land sale cost of revenues	—	3,301	—	—	3,301
	—	1,122,175	—	—	1,122,175
Financial Services expenses	13	(13)	24,602	—	24,602
Selling, general and administrative expenses	—	158,975	386	—	159,361
Other expense (income), net	—	23,796	30	—	23,826
Interest income	—	(504)	—	—	(504)
Interest expense	203	—	—	—	203
Equity in earnings of unconsolidated entities	(1)	(2,025)	(166)	—	(2,192)
Intercompany interest	594	2,039	(2,633)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(809)	163,337	16,748	—	179,276
Income tax expense (benefit)	(307)	65,347	6,467	—	71,507
Income (loss) before equity in income (loss) of subsidiaries	(502)	97,990	10,281	—	107,769
Equity in income (loss) of subsidiaries	108,271	9,913	82,484	(200,668)	—
Net income (loss)	107,769	107,903	92,765	(200,668)	107,769
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$107,790	$107,903	$92,765	$(200,668)	$107,790

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,551,226	$—	$—	$1,551,226
Land sale revenues	—	10,047	—	—	10,047
	—	1,561,273	—	—	1,561,273
Financial Services	—	154	33,298	—	33,452
	—	1,561,427	33,298	—	1,594,725
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,195,369	—	—	1,195,369
Land sale cost of revenues	—	3,539	—	—	3,539
	—	1,198,908	—	—	1,198,908
Financial Services expenses	195	(102)	22,530	—	22,623
Selling, general and administrative expenses	—	146,642	494	—	147,136
Other expense (income), net	(16)	2,194	228	—	2,406
Interest income	(93)	(1,080)	(32)	—	(1,205)
Interest expense	210	—	—	—	210
Equity in earnings of unconsolidated entities	(2)	(205)	(74)	—	(281)
Intercompany interest	4,190	(1,666)	(2,524)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(4,484)	216,736	12,676	—	224,928
Income tax expense (benefit)	(1,764)	81,157	4,990	—	84,383
Income (loss) before equity in income (loss) of subsidiaries	(2,720)	135,579	7,686	—	140,545
Equity in income (loss) of subsidiaries	143,265	7,518	100,513	(251,296)	—
Net income (loss)	140,545	143,097	108,199	(251,296)	140,545
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$140,566	$143,097	$108,199	$(251,296)	$140,566

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,795,366	$—	$—	$3,795,366
Land sale revenues	—	27,651	—	—	27,651
	—	3,823,017	—	—	3,823,017
Financial Services	—	—	97,319	—	97,319
	—	3,823,017	97,319	—	3,920,336
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,913,299	—	—	2,913,299
Land sale cost of revenues	—	21,992	—	—	21,992
	—	2,935,291	—	—	2,935,291
Financial Services expenses	300	(274)	67,883	—	67,909
Selling, general and administrative expenses	—	449,261	1,532	—	450,793
Other expense, net	(9)	30,040	(69)	—	29,962
Interest income	(3)	(2,461)	6	—	(2,458)
Interest expense	598	—	—	—	598
Equity in (earnings) loss of unconsolidated entities	(14)	(3,877)	(573)	—	(4,464)
Intercompany interest	1,537	5,886	(7,423)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,409)	409,151	35,963	—	442,705
Income tax expense (benefit)	(917)	163,713	13,847	—	176,643
Income (loss) before equity in income (loss) of subsidiaries	(1,492)	245,438	22,116	—	266,062
Equity in income (loss) of subsidiaries	267,554	21,586	227,143	(516,283)	—
Net income (loss)	266,062	267,024	249,259	(516,283)	266,062
Other comprehensive income	63	—	—	—	63
Comprehensive income	$266,125	$267,024	$249,259	$(516,283)	$266,125

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,885,703	$—	$—	$3,885,703
Land sale revenues	—	24,558	—	—	24,558
	—	3,910,261	—	—	3,910,261
Financial Services	—	888	88,656	—	89,544
	—	3,911,149	88,656	—	3,999,805
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,976,665	—	—	2,976,665
Land sale cost of revenues	—	15,382	—	—	15,382
	—	2,992,047	—	—	2,992,047
Financial Services expenses	591	56	47,411	—	48,058
Selling, general and administrative expenses	—	520,513	1,278	—	521,791
Other expense (income), net	8,538	16,290	733	—	25,561
Interest income	(332)	(3,046)	(53)	—	(3,431)
Interest expense	625	—	—	—	625
Equity in (earnings) loss of unconsolidated entities	(7)	(7,295)	(181)	—	(7,483)
Intercompany interest	5,010	2,281	(7,291)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(14,425)	390,303	46,759	—	422,637
Income tax expense (benefit)	(5,640)	152,750	18,283	—	165,393
Income (loss) before equity in income (loss) of subsidiaries	(8,785)	237,553	28,476	—	257,244
Equity in income (loss) of subsidiaries	266,029	28,670	209,648	(504,347)	—
Net income (loss)	257,244	266,223	238,124	(504,347)	257,244
Other comprehensive income	82	—	—	—	82
Comprehensive income (loss)	$257,326	$266,223	$238,124	$(504,347)	$257,326

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$162,645	$(468,838)	$59,381	$—	$(246,812)
Cash flows from investing activities:
Change in restricted cash related to letters of credit	3,710	—	—	—	3,710
Capital expenditures	—	(31,197)	(2,852)	—	(34,049)
Other investing activities, net	—	785	9,174	—	9,959
Net cash provided by (used in) investing activities	3,710	(30,412)	6,322	—	(20,380)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(32,733)	—	(32,733)
Proceeds from debt issuance	500,000	—	—	—	500,000
Repayments of debt	(237,994)	(526)	—	—	(238,520)
Borrowings under revolving credit facility	125,000	—	—	—	125,000
Repayments under revolving credit facility	(125,000)	—	—	—	(125,000)
Stock option exercises	10,371	—	—	—	10,371
Share repurchases	(442,738)	—	—	—	(442,738)
Dividends paid	(87,897)	—	—	—	(87,897)
Intercompany activities, net	84,449	30,693	(115,142)	—	—
Net cash provided by (used in) financing activities	(173,809)	30,167	(147,875)	—	(291,517)
Net increase (decrease) in cash and equivalents	(7,454)	(469,083)	(82,172)	—	(558,709)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$688,224	$45,929	$—	$734,153

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$265,107	$(73,268)	$9,996	$—	$201,835
Cash flows from investing activities:
Change in restricted cash related to letters of credit	48,401	—	—	—	48,401
Capital expenditures	—	(39,025)	(2,863)		(41,888)
Cash used for business acquisition	—	(77,469)	—	—	(77,469)
Other investing activities, net	—	7,710	(6,350)	—	1,360
Net cash provided by (used in) investing activities	48,401	(108,784)	(9,213)	—	(69,596)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(34,070)	—	(34,070)
Other borrowings (repayments)	(249,765)	(866)	—	—	(250,631)
Stock option exercises	6,034	—	—	—	6,034
Share repurchases	(155,140)	—	—	—	(155,140)
Dividends paid	(56,944)	—	—	—	(56,944)
Intercompany activities, net	(119,195)	163,409	(44,214)	—	—
Net cash provided by (used in) financing activities	(575,010)	162,543	(78,284)	—	(490,751)
Net increase (decrease) in cash and equivalents	(261,502)	(19,509)	(77,501)	—	(358,512)
Cash and equivalents at beginning of period	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of period	$862	$1,169,490	$51,465	$—	$1,221,817

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Improving demand conditions in the overall U.S. housing market continued through September 2015. We remain encouraged with overall housing demand, which continues along a sustained but slow recovery path supported by an improving economy, favorable demographics, low interest rates, and a generally balanced inventory of homes available for sale. These conditions have helped keep monthly mortgage payments affordable relative to historical levels and the rental market and contributed to our 7% increase in net new orders for the first nine months of 2015 while maintaining low incentive levels.

During 2015, we expect to open approximately 200 new communities across our existing local markets, which represents a sizable increase compared with recent years. These new communities generally replace older communities that are closing out in 2015 as we expect to operate from approximately 600 to 630 communities throughout the year. While we have experience opening new communities, this level presents a challenge in today's environment where entitlement and land development delays are common. The difficult weather conditions in certain parts of the U.S. in the first half of 2015 contributed to that challenge. Additionally, labor constraints in the construction industry have led to delays in home closings, which contributed to the 3% decline in our closings for the nine months ended September 30, 2015 compared with the prior year.

Industry-wide new home sales continue to pace well below historical averages, so we remain optimistic that demand can continue to increase in the coming years. We believe the positive factors of an improving economy with rising employment, continued low mortgage rates, and beneficial long-term demographic trends will continue to support a slow and sustained housing recovery. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before income taxes:
Homebuilding	$164,911	$214,051	$413,296	$381,059
Financial Services	14,365	10,877	29,409	41,578
Income before income taxes	179,276	224,928	442,705	422,637
Income tax expense	71,507	84,383	176,643	165,393
Net income	$107,769	$140,545	$266,062	$257,244
Per share data - assuming dilution:
Net income	$0.30	$0.37	$0.73	$0.67
•Homebuilding income before income taxes for the three and nine months ended September 30, 2015 included the following significant items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Legal settlement (see Note 9)	$5,680	$—	$32,593	$—
Applecross matter (see Note 9)	(20,000)	—	(20,000)	—
Insurance reserves (see Note 9)	—	—	—	(84,462)
Corporate headquarters relocation	—	(1,908)	—	(7,084)
Loss on debt retirements (see Note 5)	—	—	—	(8,584)
	$(14,320)	$(1,908)	$12,593	$(100,130)
Excluding these items, homebuilding income before income taxes for the three and nine months ended September 30, 2015 decreased compared with the prior year periods, primarily due to lower closings combined with higher overhead costs.

•
Financial Services income before income taxes for the three months ended September 30, 2015 increased compared with the prior year period on a small increase in production volume. Financial Services income before income taxes for the nine months ended September 30, 2015 decreased compared with the prior year period primarily due to the prior year period including an $18.6 million reduction in loan origination liabilities.

•	Our effective tax rate for both the three and nine months ended September 30, 2015 was 39.9%, compared to 37.5% and 39.1%, respectively, for the same periods in 2014.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Home sale revenues	$1,464,131	(6)%	$1,551,226	$3,795,366	(2)%	$3,885,703
Land sale revenues	3,649	(64)%	10,047	27,651	13%	24,558
Total Homebuilding revenues	1,467,780	(6)%	1,561,273	3,823,017	(2)%	3,910,261
Home sale cost of revenues (a)	1,118,874	(6)%	1,195,369	2,913,299	(2)%	2,976,665
Land sale cost of revenues	3,301	(7)%	3,539	21,992	43%	15,382
Selling, general and administrative expenses ("SG&A") (b)	159,361	8%	147,136	450,793	(14)%	521,791
Equity in earnings of unconsolidated entities	(2,192)	841%	(233)	(4,465)	(40)%	(7,391)
Other expense, net (c)	23,826	890%	2,406	29,962	17%	25,561
Interest income, net	(301)	(70)%	(995)	(1,860)	(34)%	(2,806)
Income before income taxes	$164,911	(23)%	$214,051	$413,296	8%	$381,059
Supplemental data:
Gross margin from home sales	23.6%	70 bps	22.9%	23.2%	(20) bps	23.4%
SG&A as a percentage of home sale revenues	10.9%	140 bps	9.5%	11.9%	(150) bps	13.4%
Closings (units)	4,356	(6)%	4,646	11,465	(3)%	11,880
Average selling price	$336	1%	$334	$331	1%	$327
Net new orders:
Units	4,092	8%	3,779	14,349	7%	13,420
Dollars (d)	$1,465,322	17%	$1,251,081	$4,940,560	11%	$4,453,895
Cancellation rate	17%		18%	13%		14%
Active communities at September 30				611	2%	600
Backlog at September 30:
Units				8,734	10%	7,934
Dollars				$3,089,054	18%	$2,615,288

(a)	Includes the amortization of capitalized interest.

(b)
Includes the following: reserve reversals of $5.7 million and $32.6 million for the three and nine months ended September 30, 2015, respectively, resulting from a legal settlement (see Note 9); a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014 (see Note 9); and costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively.

(c)
Includes a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 9) and losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 (see Note 5).

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended September 30, 2015 were lower than the prior year period by $87.1 million. The 6% decrease was attributable to a 1% increase in average selling price offset by a 6% decrease in closings. Home sale revenues for the nine months ended September 30, 2015 were lower than the prior year period by $90.3 million. The 2% decrease was attributable to a 1% increase in average selling price offset by a 3% decrease in closings. Closing volumes for the quarter and year-to-date were impacted by production delays in certain communities caused by a number of factors, including tight labor resources and adverse weather conditions.

Home sale gross margins

Home sale gross margins were 23.6% and 23.2% for the three and nine months ended September 30, 2015, respectively, compared to 22.9% and 23.4% for the three and nine months ended September 30, 2014, respectively. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, stable pricing conditions, and lower amortized interest costs partially offset by higher land, labor, and materials costs. The decline in amortized interest costs (which represented 2.5% and 2.7% of sales for the three and nine months ended September 30, 2015, respectively, compared to 3.4% and 3.6% for the three and nine months ended September 30, 2014, respectively) resulted from the reduction in our outstanding debt in recent years.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $0.3 million and $5.7 million for the three and nine months ended September 30, 2015, respectively, compared to $6.5 million and $9.2 million for the three and nine months ended September 30, 2014, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.9% and 11.9% for the three and nine months ended September 30, 2015, respectively, compared with 9.5% and 13.4% for the three and nine months ended September 30, 2014, respectively. The gross dollar amount of our SG&A increased $12.2 million, or 8%, for the three months ended September 30, 2015 compared to the prior year period, and decreased $71.0 million, or 14%, for the nine months ended September 30, 2015. Two items significantly impacted SG&A during these periods: (1) reserve reversals of $5.7 million and $32.6 million resulting from a legal settlement for the three and nine months ended September 30, 2015, respectively, and (2) a charge to increase insurance reserves totaling $84.5 million for the nine months ended September 30, 2014. Additionally, we incurred costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, while such costs were not significant in 2015. Excluding each of these items, SG&A in both dollars and as a percentage of home sale revenues increased for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014. This increase in gross overhead dollars in 2015 was primarily due to investments in increased headcount and information systems along with higher costs in conjunction with the planned opening of approximately 200 new communities.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $2.2 million and $4.5 million for the three and nine months ended September 30, 2015, respectively, compared with $0.2 million and $7.4 million for the three and nine months ended September 30, 2014, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Write-offs of deposits and pre-acquisition costs	$522	$1,391	$3,633	$4,543
Loss on debt retirements (Note 5)	—	—	—	8,584
Amortization of intangible assets	3,225	3,258	9,675	9,808
Miscellaneous, net (a)	20,079	(2,243)	16,654	2,626
	$23,826	$2,406	$29,962	$25,561

(a)	Miscellaneous, net includes a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 9).
Interest income, net

Interest income, net was lower in the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014 due to our lower invested cash balances.

Net new orders

Net new orders increased 8% and 7% for the three and nine months ended September 30, 2015, respectively, compared with the three and nine months ended September 30, 2014, due in large part to selling from a greater number of active communities in 2015 combined with a nominal improvement in sales per community. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 17% and 13% for the three and nine months ended September 30, 2015, respectively, which was largely consistent with the prior year periods. Ending backlog units, which represents orders for homes that have not yet closed, increased 10% at September 30, 2015 compared with September 30, 2014, as the result of the higher net new order volume combined with production delays in certain communities caused by a number of factors, including tight labor resources and adverse weather conditions.

Homes in production

The following is a summary of our homes in production at September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Sold	6,491	5,651
Unsold
Under construction	1,015	879
Completed	343	335
	1,358	1,214
Models	967	970
Total	8,816	7,835

The number of homes in production at September 30, 2015 was 13% higher than at September 30, 2014 in order to fulfill our higher backlog and keep pace with our higher order volumes. As part of our inventory management strategies, we expect to continue to maintain reasonable inventory levels relative to demand in each of our markets. Controlling the start of construction of homes unsold to customers ("spec homes") is a component of our pricing and inventory turns objectives.

Controlled lots

The following is a summary of our lots under control at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,422	4,328	10,750	6,389	4,185	10,574
Southeast	11,016	7,020	18,036	11,195	4,785	15,980
Florida	21,397	9,522	30,919	20,511	7,119	27,630
Texas	12,771	8,377	21,148	11,847	7,435	19,282
North	17,042	8,368	25,410	17,865	8,358	26,223
Southwest	27,477	3,627	31,104	28,413	2,691	31,104
Total	96,125	41,242	137,367	96,220	34,573	130,793

Developed (%)	29%	14%	24%	25%	23%	25%

Of our controlled lots, 96,125 and 96,220 were owned and 41,242 and 34,573 were under land option agreements at September 30, 2015 and December 31, 2014, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.1 billion at September 30, 2015. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $176.3 million at September 30, 2015, of which $6.7 million is refundable.

Homebuilding Segment Operations

Our Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of September 30, 2015, we conducted our operations in 49 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Home sale revenues:
Northeast	$181,157	(2)%	$184,169	$427,851	(11)%	$478,100
Southeast	282,051	11%	253,895	713,090	7%	668,660
Florida	247,159	(1)%	250,694	657,555	2%	645,307
Texas	203,244	(6)%	216,758	565,179	(5)%	594,376
North	353,812	(17)%	425,479	926,555	(2)%	942,388
Southwest	196,708	(11)%	220,231	505,136	(9)%	556,872
	$1,464,131	(6)%	$1,551,226	$3,795,366	(2)%	$3,885,703
Income (loss) before income taxes:
Northeast	$13,208	(54)%	$28,568	$38,065	(42)%	$65,873
Southeast	45,708	8%	42,230	110,203	4%	105,974
Florida	49,046	(12)%	55,931	121,585	(8)%	132,541
Texas	26,035	(23)%	33,730	73,313	(17)%	87,952
North	38,065	(38)%	61,599	77,645	(40)%	129,699
Southwest	23,838	(42)%	40,812	63,589	(32)%	93,198
Other homebuilding (a)	(30,989)	37%	(48,819)	(71,104)	70%	(234,178)
	$164,911	(23)%	$214,051	$413,296	8%	$381,059
Closings (units):
Northeast	401	5%	383	965	(10)%	1,072
Southeast	865	4%	833	2,249	(1)%	2,265
Florida	712	(6)%	754	1,910	(2)%	1,944
Texas	821	(15)%	963	2,321	(12)%	2,629
North	978	(11)%	1,098	2,541	6%	2,406
Southwest	579	(6)%	615	1,479	(5)%	1,564
	4,356	(6)%	4,646	11,465	(3)%	11,880
Average selling price:
Northeast	$452	(6)%	$481	$443	(1)%	$446
Southeast	326	7%	305	317	7%	295
Florida	347	4%	332	344	4%	332
Texas	248	10%	225	244	8%	226
North	362	(7)%	388	365	(7)%	392
Southwest	340	(5)%	358	342	(4)%	356
	$336	1%	$334	$331	1%	$327

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding also included: reserve reversals of $5.7 million and $32.6 million for the three and nine months ended September 30, 2015, respectively, resulting from a legal settlement (see Note 9); losses on debt retirements totaling $8.6 million for the nine months ended September 30, 2014 (see Note 5); a charge totaling $84.5 million to increase insurance reserves for the nine months ended September 30, 2014 (see Note 9); and costs associated with the relocation of our corporate headquarters totaling $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Net new orders - units:
Northeast	346	3%	336	1,226	6%	1,160
Southeast	780	3%	756	2,759	12%	2,460
Florida	755	16%	650	2,471	9%	2,274
Texas	698	(5)%	735	2,808	(8)%	3,046
North	871	12%	778	2,951	11%	2,658
Southwest	642	23%	524	2,134	17%	1,822
	4,092	8%	3,779	14,349	7%	13,420
Net new orders - dollars:
Northeast	$159,054	7%	$147,984	$546,356	4%	$523,630
Southeast	268,591	17%	229,309	911,631	22%	748,703
Florida	266,893	26%	211,708	884,506	16%	762,279
Texas	194,272	11%	174,631	735,354	5%	698,217
North	346,149	13%	305,133	1,140,527	5%	1,083,149
Southwest	230,363	26%	182,316	722,186	13%	637,917
	$1,465,322	17%	$1,251,081	$4,940,560	11%	$4,453,895
Cancellation rates:
Northeast	15%		14%	12%		12%
Southeast	12%		13%	9%		12%
Florida	10%		10%	10%		10%
Texas	26%		25%	18%		19%
North	15%		18%	13%		12%
Southwest	23%		22%	19%		19%
	17%		18%	13%		14%
Unit backlog:
Northeast				722	2%	709
Southeast				1,478	18%	1,248
Florida				1,563	26%	1,243
Texas				1,760	6%	1,667
North				1,872	(10)%	2,087
Southwest				1,339	37%	980
				8,734	10%	7,934
Backlog dollars:
Northeast				$334,482	4%	$320,769
Southeast				499,574	30%	385,642
Florida				576,919	35%	425,806
Texas				481,599	23%	390,037
North				732,403	(3)%	751,541
Southwest				464,077	36%	341,493
				$3,089,054	18%	$2,615,288

Northeast

For the third quarter of 2015, Northeast home sale revenues decreased 2% compared with the prior year period due to a 6% decrease in the average selling price which was partially offset by a 5% increase in closings. The decrease in average selling price was concentrated in the Mid-Atlantic, which experienced a shift in the mix of closings toward lower priced communities. The increase in closings occurred in New England and the Northeast Corridor. The lower income before income taxes resulted primarily from a charge of $20.0 million resulting from the Applecross matter (see Note 9). Net new orders increased 3% reflecting increased order levels in the Northeast Corridor.

For the nine months ended September 30, 2015, Northeast home sale revenues decreased 11% compared to the prior year period due to a 10% decrease in closings. The decrease in closings occurred in Mid-Atlantic and New England and contributed to the lower income before income taxes. However, the lower income before income taxes resulted primarily from a charge of $20.0 million resulting from the Applecross matter (see Note 9). Net new orders increased 6%, primarily due to increased order levels in the Northeast Corridor.

Southeast

For the third quarter of 2015, Southeast home sale revenues increased 11% compared with the prior year period due to a 7% increase in the average selling price and a 4% increase in closings. The increases in average selling price and closings were broad-based, though Tennessee experienced declines. Income before income taxes increased as the result of the higher revenues. Net new orders increased 3%, primarily due to an increase in Georgia partially offset by a decline in Tennessee.

For the nine months ended September 30, 2015, Southeast home sale revenues increased 7% compared with the prior year period due to a 7% increase in the average selling price partially offset by a 1% decrease in closings. The increases in average selling price and closings were broad-based, though Tennessee experienced declines. Income before income taxes increased as the result of the higher revenues. Net new orders increased 12% mainly due to increased order levels in Raleigh, Georgia, and Charlotte partially offset by a decline in Tennessee.

Florida

For the third quarter of 2015, Florida home sale revenues decreased 1% compared with the prior year period due to a 6% decline in closings, mostly offset by a 4% increase in the average selling price. Income before income taxes declined due to the lower revenues combined with slightly higher overhead costs. Net new orders increased 16% due largely to a greater number of active communities in North Florida.

For the nine months ended September 30, 2015, Florida home sale revenues increased 2% compared with the prior year period due to a 4% increase in the average selling price partially offset by a 2% decrease in closings. Income before income taxes declined primarily due to increased overhead costs. Net new orders increased 9% due largely to a greater number of active communities in North Florida.

Texas

For the third quarter of 2015, Texas home sale revenues decreased 6% compared with the prior year period due to a 15% decrease in closings partially offset by a 10% increase in the average selling price. These trends were broad-based. The lower closings resulted primarily from tight labor resources combined with delays in opening new communities, in part due to challenging weather conditions earlier in the year. The lower revenues led to a decrease in income before income taxes. Net new orders decreased 5%, led by a decline in Houston.

For the nine months ended September 30, 2015, Texas home sale revenues decreased 5% compared to the prior year period due to a 12% decrease in closings offset partially by an 8% increase in average selling price. These trends were broad-based. The lower closings resulted primarily from tight labor resources combined with delays in opening new communities, in part due to challenging weather conditions earlier in the year. The lower revenues led to a decrease in income before income taxes. Net new orders decreased 8%, led by a decline in Houston.

North

For the third quarter of 2015, North home sale revenues decreased 17% compared with the prior year period due to an 11% decrease in closings combined with a 7% decrease in average selling price. The decrease in closing volumes occurred in most markets. The lower average selling price was driven by a shift in the mix of closings in Northern California toward lower priced communities. The lower revenues led to a decrease in income before income taxes. Net new orders increased 12% compared with the prior year period due to our acquisition of certain real estate assets from Dominion Homes in August 2014 and higher orders in Northern California.

For the nine months ended September 30, 2015, North home sale revenues decreased 2% compared with the prior year period due to a 7% decrease in average selling price offset by a 6% increase in closings. The increase in closing volumes was driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting this was lower closings in the Pacific Northwest and Northern California, which also contributed to the lower average selling price by shifting the mix of closings away from those higher-priced markets. The decrease in income before income taxes was broad-based but resulted primarily from the decrease in closings in Northern California. Net new orders increased 11% compared with the prior year period mainly due to the acquisition of certain real estate assets from Dominion Homes combined with higher orders in Northern California.

Southwest

For the third quarter of 2015, Southwest home sale revenues decreased 11% compared with the prior year period due to a 6% decrease in closings and a 5% decrease in average selling price. The lower closings and average selling price were driven primarily by Southern California, which experienced a shift in the mix of closings toward lower priced communities. The decrease in income before income taxes resulted from the lower revenues combined with lower gross margins. Net new orders increased by 23% compared with the prior year period due to higher order levels across all divisions except Southern California.

For the nine months ended September 30, 2015, Southwest home sale revenues decreased 9% compared with the prior year period due to a 5% decrease in closings and a 4% decrease in average selling price. The lower closings and average selling price were driven primarily by Southern California, which experienced a shift in the mix of closings toward lower priced communities. The decrease in income before income taxes resulted from the lower revenues combined with lower gross margins. Net new orders increased 17% compared with the prior year period due to higher order levels across all divisions except Southern California.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding, as our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following presents selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2015 vs. 2014	2014	2015	2015 vs. 2014	2014
Mortgage operations revenues	$31,714	22%	$26,028	$78,106	12%	$70,019
Title services revenues	7,253	(2)%	7,424	19,213	(2)%	19,525
Total Financial Services revenues	38,967	16%	33,452	97,319	9%	89,544
Expenses (a)	24,602	9%	22,623	67,909	41%	48,058
Equity in earnings of unconsolidated entities	—	(100)%	(48)	1	(101)%	(92)
Income before income taxes	$14,365	32%	$10,877	$29,409	(29)%	$41,578
Total originations:
Loans	2,992	3%	2,899	7,615	2%	7,482
Principal	$766,450	6%	$724,025	$1,916,391	5%	$1,816,827

(a)	Includes reduction in loan origination liabilities of $18.6 million for the nine months ended September 30, 2014.

	Nine Months Ended
	September 30,
	2015	2014
Supplemental data:
Capture rate	82.9%	79.7%
Average FICO score	749	749
Loan application backlog	$1,683,300	$1,301,921
Funded origination breakdown:
FHA	12%	12%
VA	13%	12%
USDA	1%	1%
Other agency	68%	70%
Total agency	94%	95%
Non-agency	6%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2015 increased 16% and 9%, respectively, compared to the respective prior year periods. These changes were primarily related to higher revenues per loan, which were attributable to a higher average loan size combined with a modest improvement in loan pricing. The improvement in loan pricing resulted primarily from a spike in mortgage industry refinancing volume in early 2015, which reduced competitive pricing pressures for new originations. Loan pricing came under more pressure in more recent months as industry refinancing volume receded. However, the overall pricing environment for new originations remains favorable. Loan origination volume increased for both the three and nine months ended September 30, 2015 compared with the prior year periods, primarily due to a higher capture rate.

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

Income Taxes

Our effective tax rate for both the three and nine months ended September 30, 2015 was 39.9%, compared to 37.5% and 39.1%, respectively, for the same periods in 2014. In these periods, our effective tax rate exceeded the federal statutory tax rate due to a number of factors, including state income taxes, changes to the valuation allowance related to deferred tax assets, tax law changes or other circumstances that impact the value of deferred tax assets, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings, and may determine that modifications to our financing are appropriate.

At September 30, 2015, we had unrestricted cash and equivalents of $734.2 million, senior notes of $1.6 billion, and borrowings of $500.0 million under a term loan. We also had restricted cash balances of $25.9 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 31.3% at September 30, 2015.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300 million in the aggregate. The interest rate on borrowings under the Revolving Credit

Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  At September 30, 2015, we had no borrowings outstanding and $196.9 million of letters of credit issued.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum tangible net worth, a minimum interest coverage ratio, and a maximum debt to capitalization ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Term loan
On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are guaranteed by certain of our wholly-owned subsidiaries, and the Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of September 30, 2015, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $21.7 million at September 30, 2015 and $22.3 million at December 31, 2014. These notes have maturities ranging up to 6 years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2015, Pulte Mortgage entered into an amended and restated Repurchase Agreement that extended the effective date to September 2016. The maximum aggregate commitment under the Repurchase Agreement was initially set at $175.0 million, increases to $200.0 million on December 1, 2015, decreases to $175.0 million on January 19, 2016, and increases again to $200.0 million on July 29, 2016. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $107.5 million and $140.2 million outstanding under the Repurchase Agreement at September 30, 2015 and December 31, 2014, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2015, we declared cash dividends totaling $86.3 million and repurchased 21.2 million shares under our repurchase authorization for a total of $433.7 million. Such repurchases are reflected as reductions of common stock and retained earnings. At September 30, 2015, we had remaining authorization to repurchase $304.8 million of common shares.

Cash flows

Operating activities

Our net cash used in operating activities for the nine months ended September 30, 2015 was $246.8 million, compared with net cash provided by operating activities of $201.8 million for the nine months ended September 30, 2014. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the nine months ended September 30, 2015 was primarily due to a net increase in inventories of $835.3 million resulting from an increase in land acquisition and development investment combined with a seasonal build of house inventory. Additionally, our spending on deposits and pre-acquisition costs, classified within other assets, increased by $49.0 million, which is consistent with our increased land acquisition spending. These uses of cash were partially offset by our pretax income of $442.7 million combined with a seasonal reduction of $68.4 million in residential mortgage loans available-for-sale. The increase in accounts payable resulted from our increased inventory investment.

Our positive cash flow from operations for the nine months ended September 30, 2014, was primarily due to our pretax income of $422.6 million combined with a seasonal reduction of $49.6 million in residential mortgage loans available-for-sale and an increase in accrued and other liabilities of $74.1 million. The increase in accrued and other liabilities was primarily due to an $84.5 million non-cash charge to increase general liability insurance reserves offset by annual incentive compensation payments. These cash flow items were partially offset by a net increase in inventories of $384.6 million resulting from a seasonal build of house inventory as well as investments related to land acquisition and development activities.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the nine months ended September 30, 2015 was $20.4 million, compared with net cash used by investing activities of $69.6 million for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2015 was primarily due to capital expenditures as the result of new community openings. The cash used in investing activities for the nine months ended September 30, 2014 was primarily due to our acquisition of certain real estate assets from Dominion Homes in August 2014.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2015 totaled $291.5 million, compared with net cash used in financing activities of $490.8 million for the nine months ended September 30, 2014. The net cash used in financing activities for the nine months ended September 30, 2015 resulted primarily from the repurchase of 21.2 million common shares for $433.7 million under our repurchase authorization, payment of $238.0 million to retire senior notes at their scheduled maturity date, payment of $87.9 million in cash dividends, and net repayments of $32.7 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale. These cash outflows were offset by $500.0 million of proceeds from the Term Loan executed in September 2015. Net cash used in financing activities for the nine months ended September 30, 2014 resulted primarily from the early retirement of $245.7 million of senior notes and the repurchase of 7.7 million common shares for $147.8 million.

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

Contractual Obligations and Commercial Commitments

We retired $238.0 million of senior notes at their scheduled maturity date in June 2015 and borrowed $500.0 million under a term loan in September 2015. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2015, we had outstanding letters of credit totaling $196.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at September 30, 2015, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2015, these agreements had an aggregate remaining purchase price of $2.1 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At September 30, 2015, we recorded assets of $102.5 million as land, not owned, under option agreements.

At September 30, 2015, aggregate outstanding debt of unconsolidated joint ventures was $16.4 million, of which our proportionate share was $7.0 million. Of this amount, we provided limited recourse guaranties for less than $0.3 million at September 30, 2015. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure
We are exposed to market risk primarily due to fluctuations in interest rates. For fixed-rate debt, changes in interest rates can affect the fair market value of the debt instrument but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but can affect our earnings and cash flow. The following table sets forth, as of September 30, 2015, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted):

	As of September 30, 2015 for the Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$465,245	$123,000	$—	$—	$1,000,000	$1,588,245	$1,662,206
Average interest rate	—%	6.50%	7.63%	—%	—%	6.71%	6.72%
Limited recourse notes payable	$684	$7,960	$5,285	$—	$3,900	$3,900	$21,729	$21,729
Average interest rate	—%	2.45%	3.69%	—%	5.00%	5.00%	3.59%
Variable interest rate debt
Term Loan (a)	$—	$—	$500,000	$—	$—	$—	$500,000	$500,000

(a) The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2015 to July 31, 2015	3,776,682	$20.28	3,776,682	$348,822	(2)
August 1, 2015, to August 31, 2015	2,163,440	$20.37	2,162,551	$304,765	(2)
September 1, 2015 to September 30, 2015	—	$—	—	$304,765	(2)
Total	5,940,122	$20.31	5,939,233

(1)
During the third quarter of 2015, a total of 889 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
In October 2014, the Board of Directors approved a share repurchase authorization totaling $750.0 million. During the nine months ended September 30, 2015, we repurchased 21.2 million shares for a total of $433.7 million. The share repurchase authorization has $304.8 million remaining as of September 30, 2015. There is no expiration date for this program.

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

(b)
Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A, filed with the SEC on March 23, 2010)

(c)
First Amendment, dated as of March 14, 2013, to the Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between the Company and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 15, 2013)

10	(a)
Amended and Restated Master Repurchase Agreement dated as of September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015

(b)
Term Loan Agreement, dated as of September 30, 2015, among the Company, Bank of America, N.A., as administrative agent, and the other lenders listed therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 22, 2015