Form 10-K
period 2015-12-31
PULTEGROUP INC/MI/
filed 2016-02-08
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2015, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,084,534,862.
As of February 1, 2016, the registrant had 349,148,351 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Pulte Homes, Del Webb, and Centex, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. Over our history, we have delivered over 655,000 homes.

As of December 31, 2015, we conducted our operations in 50 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2015	2014	2013	2012	2011
Home sale revenues	$5,792,675	$5,662,171	$5,424,309	$4,552,412	$3,950,743
Home closings	17,127	17,196	17,766	16,505	15,275

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

In 2012, new home sales in the U.S. increased for the first time since 2005. This trend continued in 2015 as new home sales in the U.S. rose 15% to approximately 501,000 homes, an approximate 64% increase from 2011. Additionally, mortgage interest rates remain near historic lows and the overall inventory of homes available for sale, especially new homes, remains low. Although current industry volume remains low compared with historical levels, the improved environment and the actions we have taken contributed to our return to profitability in 2012 and significant increases in our income before income taxes each year in the period 2013 - 2015. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Effectively allocating the capital we invest in our business using a risk-based portfolio approach;

•	Maximizing our inventory turns while maintaining an adequate supply of house and land inventory;

•
Enhancing revenues by: establishing clear product offerings for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the use of options and lot premiums, and limiting our reliance on speculative home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, and working with suppliers to reduce costs; and

•	Maintaining an efficient overhead structure.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2015, we had 620 active communities spanning 50 markets across 26 states. Sales prices of unit closings during 2015 ranged from less than $100,000 to greater than $1,500,000, with 85% falling within the range of $150,000 to $500,000. The average unit selling price in 2015 was $338,000, compared with $329,000 in 2014, $305,000 in 2013, $276,000 in 2012, and $259,000 in 2011. The increase in average selling price in recent years resulted from a number of factors, including improved market conditions and a shift in our sales mix toward move-up and active adult homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 86% in 2015, compared with 86% in 2014, 85% in 2013, 81% in 2012, and 79% in 2011. The increase in the percentage of single-family detached homes can be attributed to a shift in our business toward the move-up buyer, who tends to prefer detached homes.

Ending backlog, which represents orders for homes that have not yet closed, was $2.5 billion (6,731 units) at December 31, 2015 and $1.9 billion (5,850 units) at December 31, 2014. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2015, substantially all are scheduled to be closed during 2016, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale to homebuyers. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to targeted consumer groups. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements reduces the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We may also periodically sell select parcels of land to third parties for commercial or other development if we determine that they do not fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development for our intended use. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2015, we controlled 138,079 lots, of which 95,919 were owned and 42,160 were under land option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we stratify our potential customers into well-defined buyer groups. Such stratification provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group. Through our evaluation of unique consumer groups, we are able to provide a distinct experience to potential customers:

	First-Time	Move-Up	Active Adult
Portion of home closings:
2015	32%	37%	31%
2011	40%	29%	31%

Our homes targeted to first-time buyers tend to be smaller with product offerings geared toward lower average selling prices or higher density. Move-up buyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we are better able to address the needs of active adults, to whom we offer both destination communities and “in place” communities, for buyers who prefer to remain in their current geographic area. Many of these communities are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up buyer communities. As illustrated in the above table, our sales mix has shifted toward the move-up buyer in recent years. This has occurred primarily due to financial challenges facing the first-time buyer, including a recovering U.S. economy, the overhang of consumer debt, especially student loans related to higher education, and a more restrictive mortgage lending environment.

We market our homes to prospective buyers through media advertising, illustrated brochures, internet listings and link placements, mobile applications, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's mobile customers. In addition, our websites, www.pulte.com,

www.delwebb.com, and www.centex.com, provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. There were approximately 9.6 million unique visits to our websites during 2015, compared with approximately 10.4 million in 2014.

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

Typically, our sales teams, in some cases together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Fully furnished and landscaped model homes physically located in our communities are generally used to showcase our homes and their distinctive design features.

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

Continuous improvement in our house construction process is a key area of focus. We seek to maintain efficient construction operations by using standard materials and components from a variety of sources and by utilizing standard construction practices. We are improving our product offerings and production processes through the following programs:

•	Common management of house plans in order to focus on building those house designs that customers value the most and that can be built at the highest quality and at an efficient cost;

•
Value engineering our house plans to optimize house designs in terms of material content and ease of construction while still providing a clear value to the customer (value engineering eliminates items that add cost but that have little to no value to the customer);

•
Improving our usage of Pulte Construction Standards, a proprietary system of internally required construction practices, through development of new or revised standards, training of our field leadership and construction personnel, communication with our suppliers, and auditing our compliance; and

•
Working with our suppliers to establish the "should cost", a data driven, collaborative effort to reduce construction costs to what the associated construction activities or materials “should cost” in the market.

The availability of labor and materials at reasonable prices has become an increased concern for certain trades in some markets as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 3% of U.S. new home sales in 2015. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. During 2015, 2014, and 2013, we originated mortgage loans for 65%, 61%, and 64%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 82.9% in 2015, 80.2% in 2014, 80.2% in 2013, 81.9% in 2012, and 78.5% in 2011.

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

The mortgage industry in the U.S. is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. We utilize a centralized fulfillment center for our mortgage operations that performs underwriting, processing, and closing functions. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, and quality of our mortgage operations, improving our profitability and allowing us to focus on providing attractive mortgage financing opportunities for our customers.

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

At December 31, 2015, we employed 4,542 people, of which 749 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, subject to adherence to our established policies and procedures, and our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

The homebuilding industry is highly competitive for skilled labor and materials. Labor shortages in certain of our markets have become more acute in recent quarters as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and / or construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2015, we had cash and equivalents of $754.2 million, restricted cash totaling $21.3 million, and $308.7 million available under our revolving credit facility, net of outstanding letters of credit. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2015, we had outstanding letters of credit and surety bonds totaling $191.3 million and $1.0 billion, respectively. These letters of credit are issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The U.S. housing industry is highly competitive. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences. We compete in each of our markets with numerous national, regional, and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal, and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

We may not realize our deferred income tax assets.

As of December 31, 2015, we had deferred income tax assets, net of deferred tax liabilities, of $1.5 billion, against which we provided a valuation allowance of $109.1 million. The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income and executing tax planning strategies. While we have recorded valuation allowances against certain of our deferred income tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. To preserve our ability to utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Our shareholder rights plan expires June 1, 2016, unless our board of directors and shareholders approve an amendment to extend the term prior thereto. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

As a result of our merger with Centex in 2009, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, and deductions is limited under Section 382 of the IRC. We do not believe that the Section 382 limitation will prevent us from using Centex's pre-ownership change federal NOLs, BILs, or deductions, however, no assurance can be given that any such limitation will not occur, which could be material.

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

We have significant intangible assets related to business combinations. We evaluate the recoverability of intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. If the carrying value of intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur.

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

In January 2013, the Consumer Financial Protection Bureau ("CFPB") adopted new rules regarding the origination of mortgages, including the criteria for “qualified mortgages”, rules for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. Such rules went into effect in January 2014. The CFPB also issued the TILA-RESPA Integrated Disclosure ("TRID") rules, which combined the mortgage disclosures consumers receive under the Truth in Lending Act ("TILA") and the Real Estate Settlement and Procedures Act ("RESPA"). Such rules went into effect in October 2015. While we have adjusted our operations to comply with the new rules, the impact such rules will have on our business remains unclear. Additionally, certain other rules required by the Dodd-Frank Act of 2010 have not yet been completed or implemented, which has created uncertainty in the overall U.S. financial services and mortgage industries as to their long-term impact.

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

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

ITEM 4.     MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	50	Chairman, President and Chief Executive Officer	2002
Robert T. O'Shaughnessy	50	Executive Vice President and Chief Financial Officer	2011
James R. Ellinghausen	57	Executive Vice President, Human Resources	2005
Harmon D. Smith	52	Executive Vice President, Field Operations	2011
Ryan R. Marshall	41	Executive Vice President, Homebuilding Operations	2012
Steven M. Cook	57	Executive Vice President, Chief Legal Officer and Corporate Secretary	2006
James L. Ossowski	47	Vice President, Finance and Controller	2013
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
Mr. Cook was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in September 2015 and previously held the positions of Senior Vice President, General Counsel and Secretary since December 2008 and Vice President, General Counsel and Secretary since February 2006.
Mr. Ossowski was appointed Vice President, Finance and Controller in February 2013 and previously held the position of Vice President, Finance - Homebuilding Operations since August 2010. Since 2002, Mr. Ossowski has held various finance positions of increasing responsibility with our company.
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

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low intraday sales prices for our common shares and dividend per share information:

	December 31, 2015			December 31, 2014
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$23.24	$20.56	$0.08	$21.65	$18.21	$0.05
2nd Quarter	22.78	18.85	0.08	20.47	18.01	0.05
3rd Quarter	22.02	18.72	0.08	20.64	17.47	0.05
4th Quarter	20.21	17.18	0.09	22.03	16.56	0.08

At February 1, 2016, there were 2,617 shareholders of record.

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2015 to October 31, 2015	—	$—	—	$304,765	(1)
November 1, 2015 to November 30, 2015	—	—	—	$304,765	(1)
December 1, 2015 to December 31, 2015	—	—	—	$604,765	(1)
Total	—	$—	—

(1)
The Board of Directors approved share repurchase authorizations totaling $750.0 million and $300.0 million in October 2014 and December 2015, respectively, of which $604.8 million remained available as of December 31, 2015. There are no expiration dates for these programs. During 2015, we repurchased 21.2 million shares under these programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2011, 2012, 2013, 2014, and 2015 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2015

	2010	2011	2012	2013	2014	2015
PULTEGROUP, INC.	100.00	83.91	241.49	272.87	290.55	245.74
S&P 500 Index - Total Return	100.00	102.11	118.45	156.82	178.28	180.75
Dow Jones U.S. Select Home Construction Index	100.00	91.50	164.40	194.66	204.68	215.83

* Assumes $100 invested on December 31, 2010, and the reinvestment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2015	2014	2013	2012	2011
OPERATING DATA:
Homebuilding:
Revenues	$5,841,211	$5,696,725	$5,538,644	$4,659,110	$4,033,596
Income (loss) before income taxes	$757,317	$635,177	$479,113	$157,991	$(275,830)
Financial Services:
Revenues	$140,753	$125,638	$140,951	$160,888	$103,094
Income (loss) before income taxes	$58,706	$54,581	$48,709	$25,563	$(34,470)

Consolidated results:
Revenues	$5,981,964	$5,822,363	$5,679,595	$4,819,998	$4,136,690

Income (loss) before income taxes	$816,023	$689,758	$527,822	$183,554	$(310,300)
Income tax expense (benefit)	321,933	215,420	(2,092,294)	(22,591)	(99,912)
Net income (loss)	$494,090	$474,338	$2,620,116	$206,145	$(210,388)

PER SHARE DATA:
Net income (loss) per share:
Basic	$1.38	$1.27	$6.79	$0.54	$(0.55)
Diluted	$1.36	$1.26	$6.72	$0.54	$(0.55)
Number of shares used in calculation:
Basic	356,576	370,377	383,077	381,562	379,877
Effect of dilutive securities	3,217	3,725	3,789	3,002	—
Diluted	359,793	374,102	386,866	384,564	379,877
Shareholders’ equity	$13.63	$13.01	$12.19	$5.66	$5.07
Cash dividends declared	$0.33	$0.23	$0.15	$—	$—

	December 31, ($000’s omitted)
	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
House and land inventory	$5,450,058	$4,392,100	$3,978,561	$4,214,046	$4,636,468
Total assets	8,967,160	8,569,410	8,734,143	6,734,409	6,885,620
Senior notes and term loan	2,084,769	1,818,561	2,058,168	2,509,613	3,088,344
Shareholders’ equity	4,759,325	4,804,954	4,648,952	2,189,616	1,938,615

	Years Ended December 31,
	2015	2014	2013	2012	2011
OTHER DATA:
Markets, at year-end	50	49	48	58	61
Active communities, at year-end	620	598	577	670	700
Closings (units)	17,127	17,196	17,766	16,505	15,275
Net new orders (units)	18,008	16,652	17,080	19,039	15,215
Backlog (units), at year-end	6,731	5,850	5,772	6,458	3,924
Average selling price (per unit)	$338,000	$329,000	$305,000	$276,000	$259,000
Gross margin from home sales (a)	23.3%	23.3%	20.5%	15.8%	12.8%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land impairment charges are included in home sale cost of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Improved demand conditions in the overall U.S. housing market continued through 2015. While heightened global economic concerns have created greater volatility in financial markets, the positive trends in the U.S. regarding jobs, demographics and household formations, low interest rates, and a generally balanced inventory of homes available for sale support our expectations that housing demand continues to move higher at a measured pace for a number of years. These conditions have helped keep monthly mortgage payments affordable relative to historical levels and the rental market. This environment contributed to our experiencing relatively stable overall demand in 2015, including 8% growth in net new orders, a 2% increase in home sale revenues to $5.8 billion, and maintaining gross margins at 23.3%, among the highest annual gross margins reported in the Company's history.
The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. During 2015, we opened approximately 200 new communities across our existing local markets, which represented a sizable increase compared with recent years as a result of increased land investment over the last few years. These new communities generally replaced older communities that closed out in 2015 as our overall active community count increased 4%. While we have experience opening new communities, this volume of new community openings presents a challenge in today's environment where entitlement and land development delays are common. The difficult weather conditions in certain parts of the U.S. in the first half of 2015 contributed to that challenge. Additionally, labor constraints in the construction industry have led to delays in home closings, which contributed to our closing volume being flat compared with the prior year. Leveraging our increased land investments, we expect to open an even higher number of new communities in 2016 than we did in 2015, which we expect will help our volume to grow in 2016. In addition, we acquired substantially all of the assets of JW Homes, including the brand John Wieland Homes and Neighborhoods, in January 2016, which will also contribute to growth in 2016.
Our financial position provided flexibility to increase our investments in future communities while also returning funds to shareholders through dividends and expanded share repurchases. Specifically, we accomplished the following in 2015:

•	Increased our land investment spending by 30% to support future growth;

•	Repurchased $433.7 million of shares under our share repurchase plan and authorized an additional $300.0 million for future repurchases;

•	Raised our quarterly dividend from $0.08 to $0.09 per share;

•	Maintained one of the lowest ratios of debt to total capitalization in the homebuilding industry at 30.5%; and

•	Ended the year with a cash balance of $754.2 million with no borrowings outstanding under our unsecured revolving credit agreement.
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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2015	2014	2013
Income before income taxes:
Homebuilding	$757,317	$635,177	$479,113
Financial Services	58,706	54,581	48,709
Income before income taxes	816,023	689,758	527,822
Income tax expense (benefit)	321,933	215,420	(2,092,294)
Net income	$494,090	$474,338	$2,620,116
Per share data - assuming dilution:
Net income	$1.36	$1.26	$6.72

•
Homebuilding income before income taxes improved each year from 2013 to 2015, primarily as the result of higher gross margins and revenues. Homebuilding income before income taxes also reflected the following significant expense (income) items ($000's omitted):

	2015	2014	2013
Corporate office relocation (see Note 2)	$4,369	$16,344	$15,376
Land-related charges (see Note 3)	11,467	11,168	9,672
Loss on debt retirements (see Note 6)	—	8,584	26,930
Applecross matter (see Note 12)	20,000	—	—
Settlement of contractual dispute at a closed-out community (see Note 12)	—	—	41,170
Insurance reserve adjustments (see Note 12)	(62,183)	69,267	—
	$(26,347)	$105,363	$93,148

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

The acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1) was not material to our results of operations or financial condition.

•
The increase in Financial Services income in 2015 compared with 2014 and 2013 was primarily due to an increase in mortgage originations. Additionally, we reduced loan loss reserves by $11.4 million in 2015 versus a reduction of $18.6 million in 2014. In 2013, loss reserves remained unchanged. See Note 12.

•
Our effective tax rate was 39.5%, 31.2% and (396.4)% for 2015, 2014, and 2013, respectively. Income tax expense (benefit) reflects provisions and (reversals) of deferred tax asset valuation allowances totaling $3.1 million, $(45.6) million, and $(2.1) billion in 2015, 2014, and 2013, respectively. See Note 9.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2015	FY 2015 vs. FY 2014	2014	FY 2014 vs. FY 2013	2013
Home sale revenues	$5,792,675	2%	$5,662,171	4%	$5,424,309
Land sale revenues	48,536	40%	34,554	(70)%	114,335
Total Homebuilding revenues	5,841,211	3%	5,696,725	3%	5,538,644
Home sale cost of revenues (a)	4,440,893	2%	4,343,249	1%	4,310,528
Land sale cost of revenues	35,858	51%	23,748	(77)%	104,426
Selling, general, and administrative expenses ("SG&A") (b)	589,780	(12)%	667,815	17%	568,500
Other expense, net (c)	17,363	(35)%	26,736	(65)%	76,077
Income before income taxes	$757,317	19%	$635,177	33%	$479,113
Supplemental data:
Gross margin from home sales	23.3%	0 bps	23.3%	280 bps	20.5%
SG&A as a percentage of home sale revenues	10.2%	160 bps	11.8%	130 bps	10.5%
Closings (units)	17,127	—%	17,196	(3)%	17,766
Average selling price	$338	3%	$329	8%	$305
Net new orders:
Units	18,008	8%	16,652	(3)%	17,080
Dollars (d)	$6,305,380	13%	$5,558,937	3%	$5,394,566
Cancellation rate	14%		15%		15%
Active communities at December 31	620	4%	598	4%	577
Backlog at December 31:
Units	6,731	15%	5,850	1%	5,772
Dollars	$2,456,565	26%	$1,943,861	2%	$1,901,796

(a)	Includes the amortization of capitalized interest.

(b)
SG&A includes costs associated with the relocation of our corporate headquarters totaling $2.0 million, $7.6 million, and $15.0 million in 2015, 2014, and 2013, respectively (see Note 2), and adjustments to general liability insurance reserves relating to a reversal of $62.2 million in 2015 and a charge of $69.3 million in 2014 (see Note 12).

(c)
Includes losses related to the redemption of debt totaling $8.6 million and $26.9 million in 2014 and 2013, respectively. Also includes lease exit charges of $2.3 million and $8.7 million in 2015 and 2014, respectively, resulting from the relocation of our corporate headquarters (see Note 2), a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12), and charges totaling $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 12).

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2015 were higher than 2014 by $130.5 million, or 2%. The increase was attributable to a 3% increase in the average selling price while closings remained relatively flat. The increase in average selling price reflects an ongoing shift in our revenue mix toward move-up buyers. Closing volume was flat as higher net new orders were offset by production delays in certain communities caused by a number of factors, including tight labor resources and adverse weather conditions.

Home sale revenues for 2014 were higher than 2013 by $237.9 million, or 4%. The increase was attributable to an 8% increase in the average selling price offset by a 3% decrease in closings. The increase in average selling price occurred in substantially all of our local markets and reflected a shift in our revenue mix toward move-up and active adult buyers along with improved market conditions that allowed for increased sale prices, including higher levels of house options and lot premiums. The decrease in closings resulted from the lower net new order volume in 2014 combined with the lower beginning of the year backlog in 2014 compared with the beginning of the year 2013.

Home sale gross margins

Home sale gross margins were 23.3% in 2015, compared with 23.3% in 2014 and 20.5% in 2013. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions in 2015 following improved pricing conditions in 2014, and lower amortized interest costs (2.4%, 3.4%, and 4.7% of home sale revenues in 2015, 2014, and 2013, respectively), offset by higher house construction and land costs. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years. Gross margins during 2015 and 2014 were also affected by higher land impairments of $7.3 million and $3.9 million, respectively, compared with $2.9 million in 2013.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $12.7 million, $10.8 million, and $9.9 million in 2015, 2014, and 2013, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.2%, 11.8%, and 10.5% in 2015, 2014, and 2013, respectively. The gross dollar amount of our SG&A decreased $78.0 million, or 12%, in 2015 compared with 2014. SG&A included adjustments to general liability insurance reserves relating to a reversal of $62.2 million in 2015 and a charge of $69.3 million in 2014 (see Note 12). Additionally, we incurred $2.0 million and $7.6 million in 2015 and 2014, respectively, of employee severance, retention, relocation, and related costs attributable to the relocation of our corporate headquarters. Excluding each of these items, SG&A in both dollars and as a percentage of home sale revenues increased for 2015 compared with 2014. This increase in gross overhead dollars in 2015 was primarily due to investments in increased headcount and information systems along with higher costs in conjunction with the opening of approximately 200 new communities.

The gross dollar amount of our SG&A increased $99.3 million, or 17%, in 2014 compared with 2013. SG&A included charges totaling $69.3 million to increase general liability insurance reserves in 2014. Additionally, we incurred $7.6 million and $15.0 million in 2014 and 2013, respectively, of employee severance, retention, relocation, and related costs attributable to the relocation of our corporate headquarters. The remainder of the increase in gross overhead dollars in 2014 compared with 2013 were primarily due to variable costs related to the higher revenue volume.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2015	2014	2013
Write-offs of deposits and pre-acquisition costs (Note 3)	$5,021	$6,099	$3,122
Loss on debt retirements (Note 6)	—	8,584	26,930
Lease exit and related costs	2,463	9,609	2,778
Amortization of intangible assets (Note 1)	12,900	13,033	13,100
Interest income	(3,107)	(4,632)	(4,395)
Interest expense	788	849	712
Equity in (earnings) loss of unconsolidated entities (Note 5)	(7,355)	(8,226)	(993)
Miscellaneous expense, net	6,653	1,420	34,823
	$17,363	$26,736	$76,077

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense, net includes a charge of $20.0 million resulting from the Applecross matter (see Note 12) in 2015 and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community.

Net new orders

Net new orders increased 8% in 2015 compared with 2014. The increase resulted from improved sales per community combined with selling from a larger number of active communities, which increased 4% to 620 at December 31, 2015. The cancellation rate (canceled orders for the period divided by gross new orders for the period) decreased slightly in 2015 from 2014 at 14% and 15%, respectively. Ending backlog units, which represent orders for homes that have not yet closed, increased 15% at December 31, 2015 compared with December 31, 2014 as measured in units and increased by 26% over the prior year period as measured in dollars. The higher backlog resulted from the higher net new order volume, especially in the fourth quarter, combined with production delays in certain communities in 2015 caused by a number of factors, including tight labor resources and adverse weather conditions. The higher average sales price also contributed to the higher backlog dollars.

Net new orders decreased 3% in 2014 compared with 2013, primarily as the result of fewer active communities throughout the majority of 2014. The number of active communities increased slightly in 2014 compared with 2013 (up 4% to 598 active communities at December 31, 2014), though this was primarily due to our acquisition of certain real estate assets from Dominion Homes in August 2014 (see Note 1). Excluding such assets, our active community count actually declined in 2014 as our pace of new community openings lagged the number of community close-outs. The cancellation rate was unchanged from 2013 to 2014 at 15%. Ending backlog units increased 1% at December 31, 2014 compared with December 31, 2013 and increased 2% as measured in dollars due to the increase in our average selling price.

Homes in production

The following is a summary of our homes in production at December 31, 2015 and 2014:

	2015	2014
Sold	4,573	3,761
Unsold
Under construction	1,450	815
Completed	471	483
	1,921	1,298
Models	1,024	981
Total	7,518	6,040

The number of homes in production at December 31, 2015 was 24% higher compared to December 31, 2014. The increase in homes under production was due to a combination of factors, including a 4% increase in active communities, a 15% increase in ending backlog units, and a conscious decision to moderately increase the number of unsold homes under construction ("spec homes") at the end of the year. The increase in spec homes reflects our intentions to achieve a more even flow production cycle over the course of 2016 compared with 2015. As part of our inventory management strategy, we will continue to maintain reasonable inventory levels relative to demand in each of our markets. We continue to focus on maintaining a low level of completed specs ("final specs"), though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,361	4,114	10,475	6,389	4,185	10,574
Southeast	11,161	7,933	19,094	11,195	4,785	15,980
Florida	21,230	9,636	30,866	20,511	7,119	27,630
Midwest	13,093	6,985	20,078	14,571	5,714	20,285
Texas	13,308	7,052	20,360	11,847	7,435	19,282
West	30,766	6,440	37,206	31,707	5,335	37,042
Total	95,919	42,160	138,079	96,220	34,573	130,793

Developed (%)	28%	12%	23%	25%	23%	25%

Of our controlled lots, 95,919 and 96,220 were owned and 42,160 and 34,573 were under land option agreements at December 31, 2015 and 2014, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.0 billion at December 31, 2015. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $162.1 million, of which $10.5 million is refundable.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2015, we conducted our operations in 50 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments. For 2015, we realigned our organizational structure and reportable segment presentation. Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2015	FY 2015 vs. FY 2014	2014	FY 2014 vs. FY 2013	2013
Home sale revenues:
Northeast	$679,082	(4)%	$708,465	(10)%	$784,087
Southeast	1,058,055	11%	949,134	13%	842,856
Florida	1,012,391	11%	913,758	14%	800,331
Midwest	1,012,460	16%	869,271	10%	786,930
Texas	840,766	(2)%	856,613	6%	804,806
West	1,189,921	(13)%	1,364,930	(3)%	1,405,299
	$5,792,675	2%	$5,662,171	4%	$5,424,309
Income before income taxes:
Northeast	$82,616	(20)%	$103,865	(6)%	$110,246
Southeast	172,330	10%	156,513	29%	121,055
Florida	196,525	3%	190,441	36%	139,673
Midwest	91,745	16%	78,863	(7)%	84,551
Texas	121,329	(9)%	133,005	19%	111,431
West	169,394	(33)%	254,724	(2)%	258,960
Other homebuilding (a)	(76,622)	73%	(282,234)	19%	(346,803)
	$757,317	19%	$635,177	33%	$479,113
Closings (units):
Northeast	1,496	(5)%	1,568	(15)%	1,835
Southeast	3,276	4%	3,160	5%	3,022
Florida	2,896	5%	2,752	—%	2,747
Midwest	2,961	15%	2,581	10%	2,352
Texas	3,357	(10)%	3,750	—%	3,768
West	3,141	(7)%	3,385	(16)%	4,042
	17,127	—%	$17,196	(3)%	17,766
Average selling price:
Northeast	$454	—%	$452	6%	$427
Southeast	323	8%	300	8%	279
Florida	350	5%	332	14%	291
Midwest	342	2%	337	1%	335
Texas	250	10%	228	7%	214
West	379	(6)%	403	16%	348
	$338	3%	$329	8%	$305

(a)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments, in addition to: losses on debt retirements of $8.6 million and $26.9 million in 2014 and 2013, respectively (see Note 6); adjustments to general liability insurance reserves relating to a reversal of $62.2 million in 2015 and a charge of $69.3 million in 2014 (see Note 12); costs associated with the relocation of our corporate headquarters totaling $4.4 million, $16.3 million, and $15.4 million in 2015, 2014, and 2013, respectively (see Note 2); and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 12).

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2015	FY 2015 vs. FY 2014	2014	FY 2014 vs. FY 2013	2013
Net new orders - units:
Northeast	1,479	5%	1,408	(23)%	1,834
Southeast	3,454	12%	3,075	(3)%	3,164
Florida	3,168	12%	2,841	9%	2,595
Midwest	2,862	23%	2,329	(1)%	2,361
Texas	3,429	(9)%	3,773	6%	3,563
West	3,616	12%	3,226	(9)%	3,563
	18,008	8%	16,652	(3)%	17,080
Net new orders - dollars:
Northeast	$674,637	4%	$649,202	(17)%	$782,474
Southeast	1,160,590	23%	944,567	5%	895,800
Florida	1,152,705	21%	954,892	16%	820,032
Midwest	1,024,784	26%	815,968	5%	778,485
Texas	905,003	3%	881,843	11%	796,377
West	1,387,661	6%	1,312,465	(1)%	1,321,398
	$6,305,380	13%	$5,558,937	3%	$5,394,566
Cancellation rates:
Northeast	12%		12%		13%
Southeast	10%		12%		12%
Florida	11%		10%		13%
Midwest	13%		13%		10%
Texas	19%		19%		22%
West	18%		18%		17%
	14%		15%		15%
Unit backlog:
Northeast	444	(4)%	461	(26)%	621
Southeast	1,146	18%	968	(8)%	1,053
Florida	1,274	27%	1,002	10%	913
Midwest	1,089	(8)%	1,188	45%	818
Texas	1,345	6%	1,273	2%	1,250
West	1,433	50%	958	(14)%	1,117
	6,731	15%	5,850	1%	5,772
Backlog dollars:
Northeast	$211,532	(2)%	$215,977	(22)%	$275,239
Southeast	403,568	34%	301,033	(1)%	305,600
Florida	490,282	40%	349,968	13%	308,834
Midwest	382,360	3%	370,036	33%	278,040
Texas	375,660	21%	311,424	9%	286,195
West	593,163	50%	395,423	(12)%	447,888
	$2,456,565	26%	$1,943,861	2%	$1,901,796

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2015	FY 2015 vs. FY 2014	2014	FY 2014 vs. FY 2013	2013
Land-related charges*:
Northeast	$3,301	17%	$2,824	407%	$557
Southeast	3,022	65%	1,826	83%	998
Florida	4,555	835%	487	(55)%	1,076
Midwest	2,319	(1)%	2,347	25%	1,883
Texas	295	(8)%	321	68%	191
West	(2,615)	(254)%	1,696	(16)%	2,023
Other homebuilding	590	(65)%	1,667	(43)%	2,944
	$11,467	3%	$11,168	15%	$9,672

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2015, Northeast home sale revenues decreased 4% compared with 2014 due to a 5% decrease in closings. Average selling price remained flat over 2014. The decrease in closings occurred in Mid-Atlantic and New England and contributed to the lower income before income taxes. However, the decreased income before income taxes resulted primarily from a charge of $20.0 million resulting from the Applecross matter (see Note 12). Net new orders increased 5%, primarily due to increased order levels in the Northeast Corridor.

For 2014, Northeast home sale revenues decreased 10% compared with 2013 due to a 15% decrease in closings offset by a 6% increase in the average selling price. The decrease in closings occurred across all divisions. The increase in the average selling price occurred primarily in New England and the Mid-Atlantic. The decreased income before income taxes resulted from lower revenue and gross margins combined and increased overhead. Net new orders decreased 23%, reflecting lower order levels across all divisions due in part to a lower active community count.

Southeast:

For 2015, Southeast home sale revenues increased 11% compared with 2014 due to an 8% increase in the average selling price combined with a 4% increase in closings. The increase in the average selling price and closings were broad-based, though Tennessee experienced declines. The increased income before income taxes resulted primarily from higher revenues. Net new orders increased 12% in 2015 mainly due to increased order levels in Raleigh and Georgia, partially offset by a decline in Tennessee.

For 2014, Southeast home sale revenues increased 13% compared with 2013 due to an 8% increase in the average selling price combined with a 5% increase in closings. The increase in the average selling price was due to increases across all divisions. The increase in closing volumes was primarily due to increases in Georgia and the Coastal Carolinas. The increased income before income taxes resulted from higher revenues combined with improved gross margins. Net new orders decreased 3% in 2014 mainly due to lower order levels in Tennessee, Charlotte, and the Coastal Carolinas.

Florida:

For 2015, Florida home sale revenues increased 11% compared with 2014 due to a 5% increase in the average selling price combined with a 5% increase in closings. The increase in average selling price occurred in both North and South Florida. The increased income before income taxes for 2015 resulted primarily from higher revenues. Net new orders increased by 12% in 2015 due primarily to an increase in active communities in North and West Florida.

For 2014, Florida home sale revenues increased 14% compared with 2013 due to a 14% increase in the average selling price. The increase in the average selling price occurred in both North and South Florida. Closings remained flat compared with the prior year as an increase in closings in South Florida was offset by a decrease in closings in North Florida. The increased income before income taxes for 2014 resulted from higher revenues combined with improved gross margins. Net new orders increased by 9% in 2014 due to an increase in active communities in South Florida

Midwest:

For 2015, Midwest home sale revenues increased 16% compared with the prior year period due to a 15% increase in closings combined with a 2% increase in the average selling price. The increase in closing volumes was driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting this were lower closings in Illinois-St Louis. The increased income before income taxes was due primarily to higher revenues. Net new orders increased by 23% in 2015 compared with 2014, mainly due to the acquisition of certain real estate assets from Dominion Homes combined with higher orders in Indianapolis-Cleveland and Minnesota.

For 2014, Midwest home sale revenues increased 10% compared with the prior year period due to a 10% increase in closings and a 1% increase in the average selling price. The increase in closing volumes was primarily due to the acquisition of certain real estate assets from Dominion Homes in August 2014, combined with increases in both Michigan and Indianapolis-Cleveland. The decreased income before income taxes resulted from higher overhead. Net new orders decreased by 1% in 2014 compared with 2013, mainly due to decreases in Illinois-St. Louis and Minnesota, partially offset by an increase due to the acquisition of certain real estate assets from Dominion Homes.

Texas:

For 2015, Texas home sale revenues decreased by 2% compared with the prior year period due to a 10% decrease in closings, partially offset by a 10% increase in the average selling price. These trends were broad-based, though Houston's closings were down 16%, in part due to the impact of lower oil prices on the local economy. In other markets, the lower closings resulted primarily from tight labor resources combined with delays in opening new communities, in part due to challenging weather conditions earlier in the year. The lower revenues led to the decreased income before income taxes for 2015. Net new orders decreased by 9% for 2015 led by a 19% decline in Houston.

For 2014, Texas home sale revenues increased 6% compared with the prior year period due to a 7% increase in the average selling price. The increase in the average selling price was led by our operations in Central Texas and San Antonio. Closings were consistent with the prior year as the increases in Dallas, Houston, and San Antonio were offset by a decrease in closings in Central Texas. The increased income before income taxes for 2014 resulted from higher revenues combined with improved gross margins. Net new orders increased by 6% for 2014 while the number of active communities remained consistent with the prior year.

West:

For 2015, West home sale revenues decreased 13% compared with the prior year period due to a 7% decrease in closings combined with a 6% decrease in the average selling price. The decreased closings and decreased average selling price were driven primarily by the Pacific Northwest, Northern California, and Southern California as the result of the timing of our community openings combined with a shift in the mix of closings toward lower priced communities. The decreased income before income taxes resulted from lower revenues, lower gross margins, and higher overhead as we invested in new communities. Net new orders increased by 12% in 2015 compared with 2014 due to higher order levels across all divisions except the Pacific Northwest and Southern California.

For 2014, West home sale revenues decreased 3% compared with the prior year period due to a 16% decrease in closings, offset by a 16% increase in average selling price. Both the decrease in closings and the increase in the average selling price occurred across all divisions. The decreased income before income taxes resulted from lower revenues. Net new orders decreased by 9% in 2014 compared with 2013 primarily due to fewer active communities. Demand in Northern California in particular slowed in 2014 compared with the strong demand experienced in 2013.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2015	FY 2015 vs. FY 2014	2014	FY 2014 vs. FY 2013	2013
Mortgage operations revenues	$111,810	14%	$97,787	(14)%	$113,552
Title services revenues	28,943	4%	27,851	2%	27,399
Total Financial Services revenues	140,753	12%	125,638	(11)%	140,951
Expenses (a)	82,047	15%	71,057	(23)%	92,242
Income before income taxes	$58,706	8%	$54,581	12%	$48,709
Total originations:
Loans	11,435	6%	10,805	(9)%	11,818
Principal	$2,929,531	10%	$2,656,683	(4)%	$2,765,509

(a) Includes loan origination reserve releases of $11.4 million and $18.6 million in 2015 and 2014, respectively.

	Years Ended December 31,
	2015	2014	2013
Supplemental data:
Capture rate	82.9%	80.2%	80.2%
Average FICO score	749	749	746
Loan application backlog	$1,310,173	$980,863	$984,754
Funded origination breakdown:
FHA	11%	10%	16%
VA	13%	12%	11%
USDA	1%	2%	3%
Other agency	69%	70%	67%
Total agency	94%	94%	97%
Non-agency	6%	6%	3%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2015 increased 12% compared with 2014. The increase resulted from a higher capture rate and higher revenues per loan, which were attributable to a higher average loan size combined with a modest improvement in loan pricing. The improvement in loan pricing resulted primarily from a spike in mortgage industry refinancing volume in early 2015, which reduced competitive pricing pressures for new originations. Loan pricing came under more pressure in more recent months as industry refinancing volume receded. However, the overall pricing environment for new originations remains favorable.

Total Financial Services revenues during 2014 decreased 11% compared with 2013. The decrease was primarily attributable to lower origination volume resulting from lower home closings in our Homebuilding operations, combined with lower revenues per loan resulting from increased competitiveness in the mortgage industry that began in 2013.

Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production. Adjustable rate mortgages (“ARMs”) accounted for 6% of funded loan production in 2015 compared with 11% and 5% in 2014 and 2013, respectively. The shifts in ARM volume contributed to the higher revenue per loan in 2015 and lower revenue per loan in 2014 as ARMs generally contain lower margins. Additionally, fixed rate mortgages tend to have higher servicing values.

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

During 2015 and 2014, we reduced our loan origination liabilities by $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and current conditions. Non-cash changes in reserve levels are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 12 in the Consolidated Financial Statements.

Income before income taxes

The increased income before income taxes for 2015 as compared with 2014 is due to higher origination volume and an increase in revenue per loan. The increase in expenses over the prior period is largely a result of an increase in headcount caused by the higher origination volume, combined with the impact of changes in loan loss reserves discussed above.

The increased income before income taxes for 2014 as compared with 2013 resulted from the lower loss reserves in 2014 discussed above, partially offset by less favorable loan pricing.

Income Taxes

Our effective tax rate was 39.5%, 31.2% and (396.4)% for 2015, 2014, and 2013 respectively. The 2015 effective tax rate exceeds the federal statutory rate, primarily due to state taxes including changes in valuation allowance on state deferred tax assets and revaluation of deferred tax assets due to state law changes and business operations. The 2014 effective tax rate is less than the federal statutory rate primarily due to reversal of a portion of our valuation allowance related to certain state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters. The 2013 effective tax rate differed from the federal statutory rate primarily due to the reversal of substantially all of the valuation allowance related to our federal and certain state deferred tax assets.

Income tax expense (benefit) reflects provisions and (reversals) related to changes to our deferred tax asset valuation allowances totaling $3.1 million, $(45.6) million, and $(2.1) billion in 2015, 2014, and 2013, respectively. The 2015 and 2014 adjustments related primarily to certain of our state deferred tax assets as the result of changes in expected future taxable income in certain jurisdictions.

In 2013, we determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. The principal positive evidence that led to the reversal of the valuation allowance in 2013 included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry were more favorable than in recent years and our belief that conditions would continue to be favorable in the future.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings and may determine that modifications to our financing are appropriate.

At December 31, 2015, we had unrestricted cash and equivalents of $754.2 million, senior notes of $1.6 billion, and borrowings of $500.0 million under a term loan. We also had restricted cash balances of $21.3 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 30.5% at December 31, 2015.

We retired $238.0 million, $245.7 million, and $461.4 million of senior notes during 2015, 2014, and 2013, respectively. The 2014 and 2013 retirements occurred prior to the stated maturity dates and resulted in losses totaling $8.6 million and $26.9 million in 2014 and 2013, respectively.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500.0 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300.0 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At December 31, 2015, we had no borrowings outstanding and $191.3 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Term loan

On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are guaranteed by certain of our wholly-owned subsidiaries, and the Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of December 31, 2015, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties totaling $35.3 million at December 31, 2015. These notes have maturities ranging up to six years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2015, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2016. The Repurchase Agreement was subsequently amended in December 2015 to increase the borrowing capacity to $310.0 million. The capacity decreased to $175.0 million on January 19, 2016, and increases to $200.0 million on July 29, 2016. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $267.9 million and $140.2 million outstanding under the Repurchase Agreement at December 31, 2015, and 2014, respectively, and was in compliance with its covenants and requirements as of such dates.

Stock repurchase programs

In previous years, our Board of Directors authorized and announced a share repurchase program. In October 2014, our Board of Directors approved an increase of $750.0 million to such authorization, and a further increase of $300.0 million in December 2015. We repurchased 21.2 million, 12.9 million, and 7.2 million shares in 2015, 2014, and 2013, respectively, for a total of $433.7 million, $245.8 million, and $118.1 million in 2015, 2014, and 2013, respectively. At December 31, 2015, we had remaining authorization to repurchase $604.8 million of common shares.

Dividends

We reinstated our quarterly cash dividend in July 2013 and subsequently raised the quarterly dividend in both 2014 and 2015. Our declared quarterly cash dividends totaled $117.9 million, $86.4 million, and $57.5 million in 2015, 2014, and 2013, respectively.

Cash flows

Operating activities

Our net cash used in operating activities in 2015 was $348.1 million, compared with cash provided by operating activities of $309.2 million and $881.1 million in 2014 and 2013, respectively. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our negative cash flow from operations for 2015 was primarily due to an increase in inventories of $927.8 million as the result of a significant increase in land acquisition and development investment combined with a moderate increase in house inventory due to the higher order backlog and an increase in the number of spec homes consistent with our intentions to achieve a more even flow production cycle over the course of 2016 compared with 2015. The increased inventory was offset by our income before income taxes of $816.0 million. Additionally, residential mortgage loans available-for-sale increased $104.6 million as the result of an increase in home closings in the month of December compared with the prior year.

Our positive cash flow from operations for 2014 was primarily due to our income before income taxes of $689.8 million. These cash flows were partially offset in 2014 by a net increase in inventories of $346.6 million and an increase in residential mortgage loans available-for-sale of $53.7 million.

Our positive cash flow from operations for 2013 was primarily due to our income before income taxes of $527.8 million, combined with a net decrease in inventories of $265.1 million and a reduction of $28.4 million in residential mortgage loans available-for-sale. The inventory decrease resulted from a reduction in homes in production and lower land inventory consistent with the decline in the number of active communities, while the decrease in residential mortgage loans available-for-sale resulted from a decrease in the home closings in the month of December compared with the prior year.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities totaled $30.9 million in 2015, compared with $67.6 million in 2014 and $46.0 million in 2013. The use of cash from investing activities in 2015 was primarily due to capital expenditures as the result of new community openings.

The use of cash from investing activities in 2014 was primarily due to the acquisition of certain real estate assets from Dominion Homes (see Note 1) and $48.8 million of capital expenditures related primarily to new community openings and the relocation of our corporate headquarters. These cash outflows were partially offset by a $55.0 million reduction in the restricted cash related to letters of credit as a result of the Revolving Credit Facility entered into in July 2014.

The use of cash from investing activities in 2013 was primarily due to $28.9 million of capital expenditures, a $12.3 million increase in residential mortgage loans held for investment, and a $4.2 million increase in the restricted cash we were required to maintain under our letter of credit facilities.

Financing activities

Net cash used in financing activities was $159.7 million in 2015, compared with $529.1 million and $659.6 million in 2014 and 2013, respectively. The net cash used in financing activities for 2015 resulted primarily from the repurchase of 21.2 million common shares for $433.7 million under our repurchase authorization, payment of $239.2 million to retire senior notes at their scheduled maturity date, and payment of $116.0 million in cash dividends. These cash outflows were offset by $500.0 million of proceeds from the Term Loan executed in September 2015 and net borrowings of $127.6 million under the Repurchase Agreement to fund the increase in mortgage loans available-for-sale.

During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. Completion of these transactions required the use of $239.2 million, $250.6 million, and $479.8 million of cash in 2015, 2014, and 2013, respectively. We borrowed an incremental $34.6 million under the Repurchase Agreement during 2014, and repaid $33.1 million in 2013. Cash used in financing activities for 2014 also reflects dividend payments of $75.6 million and the repurchase of common shares under our share repurchase authorization for $253.0 million, partially offset by funds provided by the issuance of common shares in connection with employee stock option exercises.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2015:

	Payments Due by Period ($000’s omitted)
	Total	2016	2017-2018	2019-2020	After 2020
Contractual obligations:
Long-term debt (a)	$3,317,336	$564,392	$767,256	$134,250	$1,851,438
Operating lease obligations	128,129	28,561	39,673	24,921	34,974
Other long-term liabilities (b)	38,261	23,410	6,173	8,678	—
Total contractual obligations (c)	$3,483,726	$616,363	$813,102	$167,849	$1,886,412

(a)	Represents principal and interest payments related to our senior notes and term loan.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2015, we had $162.1 million of deposits and pre-acquisition costs, of which $10.5 million is refundable, relating to option agreements to acquire 42,160 lots with a remaining purchase price of $2.0 billion. We expect to acquire the majority of such land within the next two years and the remainder thereafter.

At December 31, 2015, we had $39.0 million of gross unrecognized tax benefits and $17.2 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 - 2015.

The following table summarizes our other commercial commitments as of December 31, 2015:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2016	2017-2018	2019-2020	After 2020
Other commercial commitments:
Guarantor credit facilities (a)	$500,000	$—	$500,000	$—	$—
Non-guarantor credit facilities (b)	310,000	310,000	—	—	—
Total commercial commitments (c)	$810,000	$310,000	$500,000	$—	$—

(a)
The $500.0 million in 2016-2017 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding and $191.3 million of letters of credit were issued at December 31, 2015.

(b)
Represents the capacity of the Repurchase Agreement, of which $267.9 million was outstanding at December 31, 2015, and which expires in September 2016. The capacity decreased to $175.0 million on January 19, 2016, and increases to $200.0 million on July 29, 2016.

(c)	The above table excludes an aggregate $1.0 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2015, we had outstanding letters of credit of $191.3 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at December 31, 2015, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2015, these agreements had an aggregate remaining purchase price of $2.0 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At December 31, 2015, aggregate outstanding debt of unconsolidated joint ventures was $16.4 million, of which our proportionate share was $7.0 million. Of this amount, we provided limited recourse guaranties for $0.2 million at December 31, 2015. See Note 5 to the Consolidated Financial Statements for additional information.

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

Inventory and cost of revenues

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015 and 2014, we reduced our loan origination liabilities by $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and current conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Intangible assets

We have recorded intangible assets related to tradenames acquired with the Centex merger completed in 2009 and the Del Webb merger completed in 2001, which are being amortized over their estimated useful lives. The carrying values and ultimate realization of these assets are dependent upon estimates of future cash flows and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. To date, no impairments relating to tradenames have been recorded. However, if our expectations of future results and cash flows decrease significantly, or if our strategy related to the use of the intangible assets changes, the related intangible assets may become impaired.

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

Housing market conditions have been volatile across most of our markets over the past ten years, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2015, we recorded general liability reserve reversals of $32.6 million resulting from a legal settlement and $29.6 million related to changes in our actuarial estimates resulting from favorable claims experience relative to previous actuarial projections. During 2014, we increased general liability insurance reserves by $69.3 million, which was primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims.

Our recorded reserves for all such claims totaled $692.1 million and $710.2 million at December 31, 2015 and 2014, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% and 72% of the total general liability reserves at December 31, 2015 and 2014, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $625 million to $800 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on our debt instruments primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair value of the debt instrument but could affect our earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity. As a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance or repurchase such debt.

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2015 and 2014 ($000’s omitted).

	As of December 31, 2015 for the Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$487,485	$128,296	$—	$3,900	$3,900	$1,000,000	$1,623,581	$1,678,987
Average interest rate	6.24%	7.00%	—%	5.00%	5.00%	6.71%	6.57%

Variable rate debt (a)	$267,877	$500,000	$—	$—	$—	$—	$767,877	$767,877
Average interest rate	2.65%	1.42%	—%	—%	—%	—%	1.85%

	As of December 31, 2014 for the Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$239,203	$488,610	$129,433	$—	$3,900	$1,003,900	$1,865,046	$1,975,029
Average interest rate	5.22%	6.24%	7.44%	—%	5.00%	6.71%	6.44%

Variable rate debt (a)	$140,241	$—	$—	$—	$—	$—	$140,241	$140,241
Average interest rate	2.70%	—%	—%	—%	—%	—%	2.70%
(a) Includes the Pulte Mortgage Repurchase Agreement and the Term Loan. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either December 31, 2015 or 2014.

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

In order to reduce these risks, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We generally enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of interest rate lock commitments and the other derivative financial instruments are recognized in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

At December 31, 2015 and 2014, residential mortgage loans available-for-sale had an aggregate fair value of $442.7 million and $339.5 million, respectively. At December 31, 2015 and 2014, we had aggregate interest rate lock commitments of $208.2 million and $146.1 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $525.0 million and $371.0 million at December 31, 2015 and 2014, respectively, and whole loan investor commitments totaled $77.6 million and $63.5 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
($000’s omitted, except per share data)

	2015	2014
ASSETS
Cash and equivalents	$754,161	$1,292,862
Restricted cash	21,274	16,358
House and land inventory	5,450,058	4,392,100
Land held for sale	81,492	101,190
Residential mortgage loans available-for-sale	442,715	339,531
Investments in unconsolidated entities	41,267	40,368
Other assets	671,099	543,218
Intangible assets	110,215	123,115
Deferred tax assets, net	1,394,879	1,720,668
	$8,967,160	$8,569,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $60,547 and $32,586 in 2015 and 2014, respectively	$327,725	$270,516
Customer deposits	186,141	142,642
Accrued and other liabilities	1,284,273	1,343,774
Income tax liabilities	57,050	48,722
Financial Services debt	267,877	140,241
Term loan	500,000	—
Senior notes	1,584,769	1,818,561
Total liabilities	4,207,835	3,764,456
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 500,000,000 shares authorized, 349,148,351 and 369,458,530 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,491	3,695
Additional paid-in capital	3,093,802	3,072,996
Accumulated other comprehensive loss	(609)	(690)
Retained earnings	1,662,641	1,728,953
Total shareholders’ equity	4,759,325	4,804,954
	$8,967,160	$8,569,410
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2015, 2014, and 2013
(000’s omitted, except per share data)

	2015	2014	2013
Revenues:
Homebuilding
Home sale revenues	$5,792,675	$5,662,171	$5,424,309
Land sale revenues	48,536	34,554	114,335
	5,841,211	5,696,725	5,538,644
Financial Services	140,753	125,638	140,951
Total revenues	5,981,964	5,822,363	5,679,595
Homebuilding Cost of Revenues:
Home sale cost of revenues	4,440,893	4,343,249	4,310,528
Land sale cost of revenues	35,858	23,748	104,426
	4,476,751	4,366,997	4,414,954
Financial Services expenses	82,047	71,057	92,242
Selling, general, and administrative expenses	589,780	667,815	568,500
Other expense, net	17,363	26,736	76,077
Income before income taxes	816,023	689,758	527,822
Income tax expense (benefit)	321,933	215,420	(2,092,294)
Net income	$494,090	$474,338	$2,620,116

Net income per share:
Basic	$1.38	$1.27	$6.79
Diluted	$1.36	$1.26	$6.72
Cash dividends declared	$0.33	$0.23	$0.15

Number of shares used in calculation:
Basic	356,576	370,377	383,077
Effect of dilutive securities	3,217	3,725	3,789
Diluted	359,793	374,102	386,866

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2015, 2014, and 2013
(000’s omitted)

	2015	2014	2013
Net income	$494,090	$474,338	$2,620,116

Other comprehensive income, net of tax:
Change in value of derivatives	81	105	197
Other comprehensive income	81	105	197

Comprehensive income	$494,171	$474,443	$2,620,313

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2015, 2014, and 2013
(000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2013	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
Stock option exercises	1,432	14	19,397	—	—	19,411
Share issuances, net of cancellations	1,002	10	(10)	—	—	—
Dividends declared	—	—	—	—	(57,530)	(57,530)
Share repurchases	(7,742)	(77)	(3,063)	—	(124,521)	(127,661)
Share-based compensation	—	—	14,474	—	—	14,474
Excess tax benefits (deficiencies) from share-based compensation	—	—	(9,671)	—	—	(9,671)
Net income	—	—	—	—	2,620,116	2,620,116
Other comprehensive income	—	—	—	197	—	197
Shareholders' Equity, December 31, 2013	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	1,422	14	15,613	—	—	15,627
Share issuances, net of cancellations	(43)	—	—	—	—	—
Dividends declared	—	—	72	—	(86,442)	(86,370)
Share repurchases	(13,220)	(132)	—	—	(252,887)	(253,019)
Share-based compensation	—	—	13,786	—	26	13,812
Excess tax benefits (deficiencies) from share-based compensation	—	—	(8,491)	—	—	(8,491)
Net income	—	—	—	—	474,338	474,338
Other comprehensive income	—	—	—	105	—	105
Shareholders' Equity, December 31, 2014	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	904	9	10,525	—	—	10,534
Share issuances, net of cancellations	428	4	7,420	—		7,424
Dividends declared	—	—	8	—	(117,881)	(117,873)
Share repurchases	(21,642)	(217)	—	—	(442,521)	(442,738)
Share-based compensation	—	—	16,888	—	—	16,888
Excess tax benefits (deficiencies) from share-based compensation	—	—	(14,035)	—	—	(14,035)
Net income	—	—	—	—	494,090	494,090
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2015	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014, and 2013
($000’s omitted)

	2015	2014	2013
Cash flows from operating activities:
Net income	$494,090	$474,338	$2,620,116
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense (benefit)	311,699	223,769	(2,096,425)
Write-down of land and deposits and pre-acquisition costs	11,467	11,168	9,672
Depreciation and amortization	46,222	39,864	31,587
Share-based compensation expense	24,752	29,292	30,480
Loss on debt retirements	—	8,584	26,930
Other, net	5,605	6,091	10,294
Increase (decrease) in cash due to:
Restricted cash	(8,626)	1,368	3,387
Inventories	(927,768)	(346,596)	265,064
Residential mortgage loans available-for-sale	(104,609)	(53,734)	28,448
Other assets	(177,063)	(46,249)	(38,190)
Accounts payable, accrued and other liabilities	(23,898)	(38,646)	(10,227)
Net cash provided by (used in) operating activities	(348,129)	309,249	881,136
Cash flows from investing activities:
Net change in loans held for investment	8,664	335	(12,265)
Change in restricted cash related to letters of credit	3,710	54,989	(4,152)
Capital expenditures	(45,440)	(48,790)	(28,899)
Cash used for business acquisition	—	(82,419)	—
Other investing activities, net	2,212	8,261	(661)
Net cash used in investing activities	(30,854)	(67,624)	(45,977)
Cash flows from financing activities:
Proceeds from debt issuance	500,000	—	—
Repayments of debt	(239,193)	(250,631)	(479,827)
Borrowings under revolving credit facility	125,000	—	—
Repayments under revolving credit facility	(125,000)	—	—
Financial Services borrowings (repayments)	127,636	34,577	(33,131)
Stock option exercises	10,535	15,627	19,411
Share repurchases	(442,738)	(253,019)	(127,661)
Dividends paid	(115,958)	(75,646)	(38,382)
Net cash used in financing activities	(159,718)	(529,092)	(659,590)
Net increase (decrease) in cash and equivalents	(538,701)	(287,467)	175,569
Cash and equivalents at beginning of period	1,292,862	1,580,329	1,404,760
Cash and equivalents at end of period	$754,161	$1,292,862	$1,580,329
Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(4,193)	$(4,561)	$(171)
Income taxes paid (refunded), net	$(5,654)	$1,030	$373
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

Business acquisitions

We acquired certain real estate assets from Dominion Homes in August 2014 for $82.4 million in cash and the assumption of certain payables related to such assets. The net assets acquired were located primarily in Columbus, Ohio, and Louisville, Kentucky, and included approximately 8,200 lots, including approximately 400 homes in inventory and control of approximately 900 lots through land option contracts. We also assumed a sales order backlog of 622 homes. The acquired net assets were recorded at their estimated fair values. The acquisition of these assets was not material to our results of operations or financial condition.

We acquired substantially all of the assets of JW Homes, including the brand John Wieland Homes and Neighborhoods, in a series of transactions in January 2016 for approximately $430.0 million in cash (of which approximately $13.0 million is expected to be paid subsequent to January 2016) and the assumption of certain payables related to such assets. The net assets acquired were located primarily in Atlanta, Charleston, Charlotte, Nashville, and Raleigh and included approximately 7,000 lots, including approximately 400 homes in inventory and control of approximately 1,300 lots through land option contracts. We also assumed a sales order backlog of approximately 300 homes. The acquired net assets will be recorded at their estimated fair values. The acquisition of these assets is not expected to have a material impact on our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2015 and 2014 also included $27.5 million and $5.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

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

Intangible assets

Intangible assets consist of tradenames acquired in connection with the 2009 acquisition of Centex Corporation ("Centex") and the 2001 acquisition of Del Webb Corporation ("Del Webb"). These intangible assets were valued at the acquisition date and are being amortized over 20-year lives. The acquired cost and accumulated amortization of our intangible assets were $259.0 million and $148.8 million, respectively, at December 31, 2015, and $259.0 million and $135.9 million, respectively, at December 31, 2014. Amortization expense totaled $12.9 million, $13.0 million and $13.1 million in 2015, 2014 and 2013, respectively, and is expected to be $12.9 million in each of the next five years.

The ultimate realization of these assets is dependent upon estimates of future cash flows and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. There were no impairments of tradenames during 2015, 2014, or 2013.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: model home furniture - two years; office furniture and equipment - three to ten years; and leasehold improvements - life of the lease. Property and equipment are included in other assets and totaled $86.3 million net of accumulated depreciation of $185.8 million at December 31, 2015 and $75.2 million net of accumulated depreciation of $192.2 million at December 31, 2014. Depreciation expense totaled $33.3 million, $26.8 million, and $18.5 million in 2015, 2014, and 2013, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $45.3 million, $41.8 million, and $42.4 million, in 2015, 2014, and 2013, respectively.

Employee benefits

We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to the plans totaled $12.6 million, $12.1 million, and $11.0 million in 2015, 2014, and 2013, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2015	2014	2013
Write-offs of deposits and pre-acquisition costs (Note 3)	$5,021	$6,099	$3,122
Loss on debt retirements (Note 6)	—	8,584	26,930
Lease exit and related costs	2,463	9,609	2,778
Amortization of intangible assets (Note 1)	12,900	13,033	13,100
Equity in (earnings) loss of unconsolidated entities (Note 5)	(7,355)	(8,226)	(993)
Interest income	(3,107)	(4,632)	(4,395)
Interest expense	788	849	712
Miscellaneous, net (a)	6,653	1,420	34,823
	$17,363	$26,736	$76,077

(a)
Miscellaneous, net includes a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12) and charges totaling $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 12).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares and restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our earnings per share excluded 3.9 million, 6.6 million, and 9.6 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, in 2015, 2014, and 2013, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the earnings per common share (000's omitted, except per share data):

	December 31, 2015	December 31, 2014	December 31, 2013
Numerator:
Net income	$494,090	$474,338	$2,620,116
Less: earnings distributed to participating securities	(755)	(583)	(407)
Less: undistributed earnings allocated to participating securities	(2,448)	(2,668)	(19,201)
Numerator for basic earnings per share	$490,887	$471,087	$2,600,508
Add back: undistributed earnings allocated to participating securities	2,448	2,668	19,201
Less: undistributed earnings reallocated to participating securities	(2,429)	(2,643)	(18,845)
Numerator for diluted earnings per share	$490,906	$471,112	$2,600,864

Denominator:
Basic shares outstanding	356,576	370,377	383,077
Effect of dilutive securities	3,217	3,725	3,789
Diluted shares outstanding	359,793	374,102	386,866

Earnings per share:
Basic	$1.38	$1.27	$6.79
Diluted	$1.36	$1.26	$6.72

 Share-based compensation

We measure compensation cost for restricted shares and restricted share units at fair value on the grant date. Fair value is determined based on the quoted price of our common shares on the grant date. We recognize compensation expense for restricted shares and restricted share units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 8.

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

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing. The amount of such deferred profits were not material at either December 31, 2015 or December 31, 2014.

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

Inventory and cost of revenues

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

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

We record valuation adjustments on land inventory when events and circumstances indicate that the related community may be impaired and when the cash flows estimated to be generated by the community are less than its carrying amount. Such indicators include gross margins or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community. Impairment charges are recorded if the fair value of the community's inventory is less than its carrying value. We determine the fair value of a community's inventory using a combination of market comparable land

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. See Note 3.

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2015 or December 31, 2014 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements.

The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2015		December 31, 2014
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$77,641	$1,064,506	$56,039	$891,506
Other land options	84,478	981,687	71,241	999,079
	$162,119	$2,046,193	$127,280	$1,890,585

Start-up costs

Costs and expenses associated with opening new communities are expensed to selling, general, and administrative expenses as incurred.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized for each home closing.

Self-insured risks

We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, we retain a significant portion of the overall risk for such claims. We reserve for these costs on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 12.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” See Note 12 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2015 and 2014, residential mortgage loans available-for-sale had an aggregate fair value of $442.7 million and $339.5 million, respectively, and an aggregate outstanding principal balance of $429.6 million and $327.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.3) million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2015, 2014, and 2013 were $80.8 million, $67.2 million, and $80.3 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2015 and 2014 and are included in accrued and other liabilities.

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reviewed annually for impairment, or when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $7.6 million and $12.5 million at December 31, 2015 and 2014, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $6.9 million, $7.2 million, and $7.5 million in 2015, 2014, and 2013, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

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

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). At December 31, 2015 and 2014, we had aggregate interest rate lock commitments of $208.2 million and $146.1 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

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

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price that may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2015 and 2014, we had unexpired forward contracts of $525.0 million and $371.0 million, respectively, and whole loan investor commitments of $77.6 million and $63.5 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2015		December 31, 2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$5,854	$280	$4,313	$65
Forward contracts	1,178	840	79	3,653
Whole loan commitments	358	345	31	619
	$7,390	$1,465	$4,423	$4,337

New accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date by one year. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for us beginning January 1, 2016. We currently present deferred financing costs within Other assets. Accordingly, the adoption of the new guidance will result in the reclassification of debt issuance costs as an offset to the related debt on the balance sheet, which we do not expect to be material to our financial statements.

2. Corporate office relocation

In May 2013, we announced our plan to relocate our corporate offices to Atlanta, Georgia, from the previous location in Bloomfield Hills, Michigan. The relocation of operations is occurring in phases over time and is expected to be substantially complete in 2016. We recorded employee severance, retention, relocation, and related expenses of $2.0 million, $7.6 million, and $15.0 million in 2015, 2014, and 2013, respectively. We also recorded lease exit and asset impairment expenses totaling $2.3 million, $8.7 million, and $0.4 million in 2015, 2014, and 2013, respectively. Severance, retention, relocation, and related expenses are recorded within selling, general, and administrative expense, while lease exit and asset impairment expenses are included in other expense, net. We expect the remaining expenses to total less than $10.0 million.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventory and land held for sale

Major components of inventory at December 31, 2015 and 2014 were ($000’s omitted):

	2015	2014
Homes under construction	$1,408,260	$1,084,137
Land under development	3,259,066	2,545,049
Raw land	782,732	762,914
	$5,450,058	$4,392,100

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2015	2014	2013
Interest in inventory, beginning of period	$167,638	$230,922	$331,880
Interest capitalized	120,001	131,444	154,107
Interest expensed	(138,141)	(194,728)	(255,065)
Interest in inventory, end of period	$149,498	$167,638	$230,922

Land-related charges

We recorded the following land-related charges ($000's omitted):

	2015	2014	2013
Land impairments	$7,347	$3,911	$2,944
Net realizable value adjustments ("NRV") - land held for sale	(901)	1,158	3,606
Write-offs of deposits and pre-acquisition costs	5,021	6,099	3,122
Total land-related charges	$11,467	$11,168	$9,672

Land held for sale

Land held for sale at December 31, 2015 and 2014 was as follows ($000’s omitted):

	2015	2014
Land held for sale, gross	$86,913	$108,725
Net realizable value reserves	(5,421)	(7,535)
Land held for sale, net	$81,492	$101,190

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $5.0 billion and $841.5 million in 2015, $4.8 billion and $885.8 million in 2014, and $4.5 billion and $939.0 million in 2013, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments. For 2015, we realigned our organizational structure and reportable segment presentation. Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments. Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2015	2014	2013
Revenues:
Northeast	$682,112	$710,859	$819,709
Southeast	1,058,089	949,635	842,921
Florida	1,019,733	917,956	802,665
Midwest	1,020,691	872,241	791,537
Texas	845,772	859,165	835,473
West	1,214,814	1,386,869	1,446,339
	5,841,211	5,696,725	5,538,644
Financial Services	140,753	125,638	140,951
Consolidated revenues	$5,981,964	$5,822,363	$5,679,595

Income before income taxes:
Northeast (a)	$82,616	$103,865	$110,246
Southeast	172,330	156,513	121,055
Florida	196,525	190,441	139,673
Midwest	91,745	78,863	84,551
Texas	121,329	133,005	111,431
West	169,394	254,724	258,960
Other homebuilding (b)	(76,622)	(282,234)	(346,803)
	757,317	635,177	479,113
Financial Services (c)	58,706	54,581	48,709
Consolidated income before income taxes	$816,023	$689,758	$527,822

(a)	Northeast includes a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12).

(b)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments, in addition to: losses on debt retirements of $8.6 million and $26.9 million in 2014 and 2013, respectively (see Note 6); adjustments to general liability insurance reserves relating to a reversal of $62.2 million in 2015 and a charge of $69.3 million in 2014 (see Note 12); costs associated with the relocation of our corporate headquarters totaling $4.4 million, $16.3 million, and $15.4 million in 2015, 2014, and 2013, respectively (see Note 2); and charges of $41.2 million in 2013 resulting from a contractual dispute related to a previously completed luxury community (see Note 12).

(c)	Financial Services included reductions in loan origination liabilities totaling $11.8 million and $18.6 million in 2015 and 2014, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2015	2014	2013
Land-related charges*:
Northeast	$3,301	$2,824	$557
Southeast	3,022	1,826	998
Florida	4,555	487	1,076
Midwest	2,319	2,347	1,883
Texas	295	321	191
West	(2,615)	1,696	2,023
Other homebuilding	590	1,667	2,944
	$11,467	$11,168	$9,672

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 1 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2015	2014	2013
Depreciation and amortization:
Northeast	$1,682	$1,852	$1,987
Southeast	3,492	2,666	1,647
Florida	3,536	2,150	1,334
Midwest	5,019	3,153	1,644
Texas	2,928	1,698	1,784
West	5,995	5,263	3,590
Other homebuilding (a)	20,254	19,548	16,248
	42,906	36,330	28,234
Financial Services	3,316	3,534	3,353
	$46,222	$39,864	$31,587

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2015	2014	2013
Equity in (earnings) loss of unconsolidated entities:
Northeast	$2	$(4,733)	$(58)
Southeast	—	—	—
Florida	2	(7)	(4)
Midwest	(337)	(481)	151
Texas	—	—	—
West	(5,107)	(2,422)	(1,437)
Other homebuilding	(1,915)	(583)	355
	(7,355)	(8,226)	(993)
Financial Services	—	(182)	(137)
	$(7,355)	$(8,408)	$(1,130)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (a)	18,351	198,566	25,204	242,121	2,638,951
	1,408,260	3,259,066	782,732	5,450,058	8,458,171
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$8,967,160

	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Midwest	176,966	326,549	70,266	573,781	624,815
Texas	134,873	250,102	91,765	476,740	528,392
West	270,060	850,629	230,199	1,350,888	1,485,685
Other homebuilding (a)	19,015	196,762	34,401	250,178	3,527,731
	1,084,137	2,545,049	762,914	4,392,100	8,148,445
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,569,410

	December 31, 2013
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$212,611	$325,241	$106,681	$644,533	$731,259
Southeast	139,484	274,981	146,617	561,082	599,271
Florida	140,366	295,631	104,766	540,763	618,449
Midwest	109,251	184,172	23,092	316,515	346,851
Texas	130,398	223,979	57,480	411,857	466,198
West	277,636	678,231	257,512	1,213,379	1,309,850
Other homebuilding (a)	32,401	207,152	50,879	290,432	4,334,591
	1,042,147	2,189,387	747,027	3,978,561	8,406,469
Financial Services	—	—	—	—	327,674
	$1,042,147	$2,189,387	$747,027	$3,978,561	$8,734,143

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2015	2014
Investments in joint ventures with debt non-recourse to PulteGroup	$23,236	$26,488
Investments in other active joint ventures	18,031	13,880
Total investments in unconsolidated entities	$41,267	$40,368

Total joint venture debt	$16,369	$25,849

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$226	$283
Joint venture debt non-recourse to PulteGroup	6,744	11,341
PulteGroup's total proportionate share of joint venture debt	$6,970	$11,624

In 2015, 2014, and 2013, we recognized income from unconsolidated joint ventures of $7.4 million, $8.4 million, and $1.1 million, respectively (of which $0.2 million and $0.1 million for 2014 and 2013, respectively, related to Financial Services). We received distributions from our unconsolidated joint ventures of $6.0 million, $13.1 million, and $3.1 million, in 2015, 2014, and 2013, respectively, and made no significant capital contributions during such periods.

The timing of cash flows related to a joint venture and any related financing agreements varies by agreement. If additional capital contributions are required and approved by the joint venture, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

6. Debt

Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2015	2014
5.25% unsecured senior notes due June 2015 (a)	$—	$236,452
6.50% unsecured senior notes due May 2016 (a)	464,436	462,009
7.625% unsecured senior notes due October 2017 (b)	122,841	122,752
7.875% unsecured senior notes due June 2032 (a)	299,283	299,239
6.375% unsecured senior notes due May 2033 (a)	398,714	398,640
6.00% unsecured senior notes due February 2035 (a)	299,495	299,469
Total senior notes – carrying value (c)	$1,584,769	$1,818,561
Estimated fair value	$1,643,651	$1,952,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2015, we were in compliance with all of the covenants and requirements under the senior notes. Our senior note principal maturities are as follows: 2016 - $465.2 million; 2017 - $123.0 million; 2018 through 2020 - $0.0 million; and thereafter - $1.0 billion. Refer to Note 13 for supplemental consolidating financial information of the Company.

Debt retirement

We retired outstanding senior notes totaling $238.0 million, $245.7 million, and $461.4 million during 2015, 2014, and 2013, respectively. The 2014 and 2013 retirements occurred prior to the stated maturity dates and resulted in losses totaling $8.6 million and $26.9 million in 2014 and 2013, respectively. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees related to the repurchased debt and are reflected in other expense (income), net.

Revolving credit facility

In July 2014, we entered into a senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500.0 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300.0 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate or Base Rate plus an applicable margin, as defined. At December 31, 2015, we had no borrowings outstanding and $191.3 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2015, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $308.7 million and $291.6 million as of December 31, 2015 and 2014, respectively.

Term loan
On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined, and was 1.5% at December 31, 2015. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by certain of our wholly-owned subsidiaries. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of December 31, 2015, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $35.3 million and $22.3 million at December 31, 2015 and 2014, respectively. These notes have maturities ranging up to six years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In September 2015, Pulte Mortgage entered into an amendment to the Repurchase Agreement that extended the effective date to September 2016. The Repurchase Agreement was subsequently amended in December 2015 to increase the borrowing capacity to $310.0 million. The capacity decreased to $175.0 million on January 19, 2016, and increases to $200.0 million on July 29, 2016. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $267.9 million and $140.2 million outstanding under the Repurchase Agreement at December 31, 2015, and 2014, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2015	2014
Available credit lines	$310,000	$150,000
Unused credit lines	$42,123	$9,759
Weighted-average interest rate	2.65%	2.70%

7. Shareholders’ equity

We reinstated our quarterly cash dividend in July 2013 and subsequently raised the quarterly dividend in both 2014 and 2015. Our declared quarterly cash dividends totaled $117.9 million, $86.4 million, and $57.5 million in 2015, 2014, and 2013, respectively. Under the share repurchase program authorized by our Board of Directors, we repurchased 21.2 million, 12.9 million, and $7.2 million shares in 2015, 2014, and 2013, respectively, for a total of $433.7 million, $245.8 million, and $118.1 million in 2015, 2014, and 2013, respectively. At December 31, 2015, we had remaining authorization to repurchase $604.8 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2015, 2014, and 2013, employees surrendered shares valued at $9.0 million, $7.2 million, and $9.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted shares, performance shares, and restricted share units ("RSUs") to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are entitled to an annual distribution of stock options, common shares, or RSUs. All options granted to non-employee directors vest immediately and are exercisable for ten years from the grant date. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. Restricted shares and RSUs generally cliff vest after three years. Restricted share holders have voting rights during the vesting period and both restricted share and RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. As of December 31, 2015, there were 25.1 million shares that remained available for grant under the plan.

Our stock compensation expense for the three years ended December 31, 2015, is presented below ($000's omitted):

	2015	2014	2013
Stock options	$37	$121	$1,056
Restricted shares (including RSUs and performance shares)	16,852	13,690	13,418
Long-term incentive plans	7,863	15,481	16,006
	$24,752	$29,292	$30,480

Stock options

A summary of stock option activity for the three years ended December 31, 2015, is presented below (000’s omitted except per share data):

	2015		2014		2013
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	9,370	$23	12,887	$23	17,148	$22
Granted	—	—	—	—	—	—
Exercised	(904)	12	(1,422)	11	(1,432)	14
Forfeited	(2,426)	37	(2,095)	29	(2,829)	25
Outstanding, end of year	6,040	$19	9,370	$23	12,887	$23
Options exercisable at year end	6,040	$19	9,265	$23	12,402	$23
Weighted-average per share fair value of options granted during the year	$—		$—		$—

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $10.00	326	4.8	$8	326	$8
$10.01 to $20.00	3,697	3.5	12	3,697	12
$20.01 to $30.00	152	1.0	28	152	28
$30.01 to $40.00	1,865	1.0	34	1,865	34
	6,040	2.7	$19	6,040	$19

We did not issue any stock options during 2015, 2014, or 2013. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2015. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2015, 2014, and 2013 was $9.4 million, $14.1 million, and $10.8 million, respectively. As of December 31, 2015, options outstanding had an intrinsic value of $25.3 million, of which $25.3 million related to options exercisable.

Restricted shares (including RSUs and performance shares)

A summary of restricted share activity, including RSUs and performance shares, for the three years ended December 31, 2015, is presented below (000’s omitted, except per share data):

	2015		2014		2013
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	2,890	$15	3,211	$11	3,822	$9
Granted	932	$22	974	$19	806	$21
Distributed	(1,090)	$10	(1,019)	$10	(1,391)	$11
Forfeited	(156)	$19	(276)	$15	(26)	$15
Outstanding, end of year	2,576	$18	2,890	$15	3,211	$11
Vested, end of year	89	$14	75	$13	60	$12

During 2015, 2014, and 2013, the total fair value of shares vested during the year was $10.2 million, $8.1 million, and $12.7 million, respectively. Unamortized compensation cost related to restricted share awards was $16.0 million at December 31, 2015. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 88,727 RSUs outstanding at December 31, 2015, that had vested but had not yet been paid out because the payout date had been deferred by the holder.

Long-term incentive plans

We maintain a long-term incentive plan for certain of our field employees that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned each year in the form of share units that are paid out in cash at the end of the performance period based upon the number of share units earned times the share price at the end of the performance period.  Accordingly, the liability associated with the awards is adjusted each reporting period based on movements in the share price and totaled $2.7 million and $9.5 million at December 31, 2015 and 2014, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also maintain a long-term performance award plan for senior management that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned based on our cumulative performance over the performance period and are stated in dollars but settled in common shares based on the stock price at the end of the performance period.  If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash.  We recognize expense for these awards based on the probability of achievement of the stated performance targets. The liability for these awards totaled $20.5 million and $26.2 million at December 31, 2015 and 2014, respectively.

9. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2015	2014	2013
Current expense (benefit)
Federal	$8,760	$5,619	$5,725
State and other	1,474	(13,968)	(1,596)
	$10,234	$(8,349)	$4,129
Deferred expense (benefit)
Federal	$277,895	$232,969	$(1,833,580)
State and other	33,804	(9,200)	(262,843)
	$311,699	$223,769	$(2,096,423)
Income tax expense (benefit)	$321,933	$215,420	$(2,092,294)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2015	2014	2013
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax	2.8	3.0	4.0
Deferred tax asset valuation allowance	0.4	(6.6)	(438.0)
Tax contingencies	0.1	(1.4)	0.3
Other	1.2	1.2	2.3
Effective rate	39.5%	31.2%	(396.4)%

Our effective tax rate was 39.5%, 31.2% and (396.4)% for 2015, 2014, and 2013 respectively. The 2015 effective tax rate exceeds the federal statutory rate, primarily due to state taxes including changes in valuation allowance on state deferred tax assets and revaluation of deferred tax assets due to state law changes and business operations. The 2014 effective tax rate is less than the federal statutory rate primarily due to reversal of a portion of our valuation allowance related to certain state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters. The 2013 effective tax rate differed from the federal statutory rate primarily due to the reversal of substantially all of the valuation allowance related to our federal and certain state deferred tax assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2015	2014
Deferred tax assets:
Accrued insurance	$237,836	$254,031
Non-deductible reserves and other	155,488	191,097
Inventory valuation reserves	476,673	599,763
Net operating loss ("NOL") carryforwards:
Federal	367,302	515,568
State	274,686	257,738
Alternative minimum tax credit carryforwards	44,161	34,812
Energy and other credit carryforwards	28,669	27,858
	1,584,815	1,880,867
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(39,220)	(31,584)
Trademarks and tradenames	(41,664)	(46,362)
	(80,884)	(77,946)
Valuation allowance	(109,052)	(82,253)
Net deferred tax asset	$1,394,879	$1,720,668

Our gross federal NOL carryforward is approximately $1.0 billion and expires between 2028 and 2032. We also have significant state NOLs in various jurisdictions which may generally be carried forward from 5 to 20 years, depending on the jurisdiction. The state NOL carryforwards expire at various dates as follows: of the total state DTA, $32.2 million from 2016 to 2020, $46.1 million from 2021 to 2025, and $196.4 million from 2026 to 2035. In addition, we have federal energy credit carryforwards expiring in 2026 to 2034 and alternative minimum tax credits that can be carried forward indefinitely.

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
As a result of the merger with Centex in 2009, our ability to use certain of Centex’s pre-ownership change NOL carryforwards and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. We do not believe that the Section 382 limitation will prevent the Company from using Centex’s pre-ownership change federal NOL carryforwards and built-in losses. We do believe that certain of our state NOL carryforwards will be limited due to Section 382.
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
In 2013, we recorded an income tax benefit of $2.1 billion as the result of a reversal of valuation allowance. Based on previous evaluations, we had fully reserved our net deferred tax assets due to the uncertainty of their realization. One of the primary pieces of negative evidence we considered was the significant losses we had incurred in the recent years prior to 2013, including being in a three-year cumulative pre-tax loss position, which we exited in 2013. During 2013, we

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined that the valuation allowance against substantially all of our federal deferred tax assets and a significant portion of our state deferred tax assets was no longer required. Accordingly, we reversed $2.1 billion of valuation allowance.
We conduct our evaluations by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance in 2013 included: (1) our emergence from a three-year cumulative loss in 2013; (2) the significant positive income we generated during 2012 and 2013, including seven consecutive quarters of pretax income as of December 31, 2013; (3) continued improvements in 2013 over recent years in other key operating metrics, including revenues, gross margin, and overhead leverage; (4) our forecasted future profitability; (5) improvement in our financial position; and (6) significant evidence that conditions in the U.S. housing industry were more favorable than in recent years and our belief that conditions would continue to be favorable over the long-term. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 and 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $19.4 million if and when such deferred tax assets are ultimately realized. We use the with-and-without approach when determining when excess tax benefits have been realized.
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $39.0 million and $32.9 million of gross unrecognized tax benefits at December 31, 2015 and 2014, respectively. Of these amounts, $39.0 million and $32.9 million, respectively, would impact the effective tax rate if recognized. Additionally, we had accrued interest and penalties of $17.2 million and $17.3 million at December 31, 2015 and 2014, respectively.

It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $35.0 million, excluding interest and penalties, primarily due to potential settlements. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2015	2014	2013
Unrecognized tax benefits, beginning of period	$32,911	$173,310	$170,425
Increases related to tax positions taken during a prior period	5,763	—	12,877
Decreases related to tax positions taken during a prior period	—	(133,883)	(7,502)
Increases related to tax positions taken during the current period	318	237	381
Decreases related to settlements with taxing authorities	—	(6,753)	(1,434)
Reductions as a result of a lapse of the applicable statute of limitations	—	—	(1,437)
Unrecognized tax benefits, end of period	$38,992	$32,911	$173,310

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. As a result of our participation in CAP, federal tax years 2013 and prior are closed. Tax year 2014 is expected to close by the second quarter of 2016, and tax year 2015 is expected to close by the second quarter of 2017. We are currently under examination by various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 to 2015.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2015	December 31, 2014

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$442,715	$339,531
Interest rate lock commitments	Level 2	5,574	4,248
Forward contracts	Level 2	338	(3,574)
Whole loan commitments	Level 2	13	(588)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$11,052	$13,925

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$775,435	$1,309,220
Financial Services debt	Level 2	267,877	140,241
Term loan	Level 2	500,000	—
Senior notes	Level 2	1,643,651	1,952,774

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion and $1.8 billion, at December 31, 2015 and 2014, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2015	2014
Accounts and notes receivable:
Insurance receivables (Note 12)	$130,170	$60,598
Notes receivable	28,288	30,699
Other receivables	83,177	63,867
	241,635	155,164
Prepaid expenses	109,113	72,585
Deposits and pre-acquisition costs (Note 1)	162,119	127,280
Property and equipment, net (Note 1)	86,312	75,219
Income taxes receivable (Note 9)	25,080	21,330
Other	46,840	91,640
	$671,099	$543,218

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 12), municipalities, and vendors. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2015	2014
Self-insurance liabilities (Note 12)	$692,053	$710,245
Loan origination liabilities (Note 12)	46,381	58,222
Compensation-related	124,798	142,586
Warranty (Note 12)	61,179	65,389
Community development district obligations (Note 12)	11,964	17,122
Accrued interest	20,541	20,446
Limited recourse notes payable	35,336	22,255
Dividends payable	31,568	29,682
Other	260,453	277,827
	$1,284,273	$1,343,774

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2015, are as follows ($000’s omitted):

Years Ending December 31,
2016	$28,561
2017	21,353
2018	18,320
2019	15,981
2020	8,940
Thereafter	34,974
Total minimum lease payments (a)	$128,129

(a)	Minimum payments have not been reduced by minimum sublease rentals of $2.5 million due in the future under non-cancelable subleases.

Net rental expense for 2015, 2014, and 2013 was $27.7 million, $25.3 million, and $23.0 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015 and 2014, we reduced our loan origination liabilities by net reserve releases of $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and current conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Changes in these liabilities were as follows ($000's omitted):

	2015	2014	2013
Liabilities, beginning of period	$58,222	$124,956	$164,280
Reserves provided (released), net	(11,433)	(18,604)	—
Payments	(408)	(48,130)	(39,324)
Liabilities, end of period	$46,381	$58,222	$124,956

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments. At December 31, 2015 and 2014, we had $12.0 million and $17.1 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $191.3 million and $1.0 billion, respectively, at December 31, 2015, and $212.1 million and $1.0 billion, respectively, at December 31, 2014. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

In September 2012, Applecross Club Operations ("Applecross") filed a complaint for breach of contract and promissory estoppel in Applecross v. Pulte Homes of PA, et al. The complaint alleged that we induced Applecross to purchase a golf course from us in 2010 by promising to build over 1,000 residential units in a planned community located outside Philadelphia, Pennsylvania. In September 2015, the jury in the case found in favor of Applecross and awarded damages in the amount of $20.0 million. We believe we have meritorious defenses and have filed post-trial motions seeking to, among other things, overturn the jury verdict. If unsuccessful, we plan to appeal the award. However, in light of the jury’s verdict, we recorded a reserve of $20.0 million in 2015, which is reflected in other expense, net

During 2013, we settled a number of claims related to a previously completed luxury community in a market we have since exited. The claims related to a contractual dispute with certain homeowners. As a result of these settlements, we recorded charges of $41.2 million during 2013, which are reflected in other expense, net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	2015	2014	2013
Warranty liabilities, beginning of period	$65,389	$63,992	$64,098
Reserves provided	52,684	51,348	49,399
Payments	(60,968)	(47,968)	(44,925)
Other adjustments	4,074	(1,983)	(4,580)
Warranty liabilities, end of period	$61,179	$65,389	$63,992

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by us. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $692.1 million and $710.2 million at December 31, 2015 and 2014, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% and 72% of the total general liability reserves at December 31, 2015 and 2014, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Housing market conditions have been volatile across most of our markets over the past ten years, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses related and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2015, we recorded general liability reserve reversals of $32.6 million resulting from a legal settlement and $29.6 million related to changes in our actuarial estimates resulting from favorable claims experience relative to previous actuarial projections. During 2014, we increased general liability insurance reserves by $69.3 million, which was primarily driven by estimated costs associated with siding repairs in certain previously completed communities that, in turn, impacted actuarial estimates for potential future claims. Such adjustments are reflected in "Reserves provided, net" in the below table.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2015	2014	2013
Balance, beginning of period	$710,245	$668,100	$721,284
Reserves provided, net	16,085	141,790	64,737
Payments	(34,277)	(99,645)	(117,921)
Balance, end of period	$692,053	$710,245	$668,100

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 11, our receivables from insurance carriers totaled $130.2 million and $60.6 million at December 31, 2015 and 2014, respectively. The increase in insurance receivables resulted from the continued progression of insured construction defect claims. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. Additionally, we are the plaintiff in litigation with certain of our insurance carriers relating to a large portion of the insurance receivables balance. We believe collection of these insurance receivables is probable based on the legal merits of our positions, favorable legal rulings received to date, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

13. Supplemental Guarantor information

All of our senior notes are guaranteed jointly and severally on a senior basis by certain of our wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Our subsidiaries comprising the Financial Services segment along with certain other subsidiaries (collectively, the "Non-Guarantor Subsidiaries") do not guarantee the senior notes. In accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$638,602	$115,559	$—	$754,161
Restricted cash	—	20,274	1,000	—	21,274
House and land inventory	—	5,450,058	—	—	5,450,058
Land held for sale	—	80,458	1,034	—	81,492
Residential mortgage loans available- for-sale	—	—	442,715	—	442,715
Investments in unconsolidated entities	93	36,499	4,675	—	41,267
Other assets	49,255	531,120	90,724		671,099
Intangible assets	—	110,215	—	—	110,215
Deferred tax assets, net	1,392,251	11	2,617	—	1,394,879
Investments in subsidiaries and intercompany accounts, net	5,529,606	465,644	6,293,018	(12,288,268)	—
	$6,971,205	$7,332,881	$6,951,342	$(12,288,268)	$8,967,160
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,061	$1,558,885	$169,193	$—	$1,798,139
Income tax liabilities	57,050	—	—	—	57,050
Financial Services debt	—	—	267,877	—	267,877
Term loan	500,000	—	—	—	500,000
Senior notes	1,584,769	—	—	—	1,584,769
Total liabilities	2,211,880	1,558,885	437,070	—	4,207,835
Total shareholders’ equity	4,759,325	5,773,996	6,514,272	(12,288,268)	4,759,325
	$6,971,205	$7,332,881	$6,951,342	$(12,288,268)	$8,967,160

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$7,454	$1,157,307	$128,101	$—	$1,292,862
Restricted cash	3,710	1,513	11,135	—	16,358
House and land inventory	—	4,391,445	655	—	4,392,100
Land held for sale	—	100,156	1,034	—	101,190
Residential mortgage loans available- for-sale	—	—	339,531	—	339,531
Securities purchased under agreements to resell	22,000	—	(22,000)	—	—
Investments in unconsolidated entities	74	36,126	4,168	—	40,368
Other assets	34,214	451,331	57,673	—	543,218
Intangible assets	—	123,115	—	—	123,115
Deferred tax assets, net	1,712,853	15	7,800	—	1,720,668
Investments in subsidiaries and intercompany accounts, net	4,963,831	967,032	6,359,441	(12,290,304)	—
	$6,744,136	$7,228,040	$6,887,538	$(12,290,304)	$8,569,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$71,874	$1,514,954	$170,104	$—	$1,756,932
Income tax liabilities	48,747	(25)	—	—	48,722
Financial Services debt	—	—	140,241	—	140,241
Senior notes	1,818,561	—	—	—	1,818,561
Total liabilities	1,939,182	1,514,929	310,345	—	3,764,456
Total shareholders’ equity	4,804,954	5,713,111	6,577,193	(12,290,304)	4,804,954
	$6,744,136	$7,228,040	$6,887,538	$(12,290,304)	$8,569,410

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,792,675	$—	$—	$5,792,675
Land sale revenues	—	48,536	—	—	48,536
	—	5,841,211	—	—	5,841,211
Financial Services	—	1	140,752	—	140,753
	—	5,841,212	140,752	—	5,981,964
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,440,893	—	—	4,440,893
Land sale cost of revenues	—	35,858	—	—	35,858
	—	4,476,751	—	—	4,476,751
Financial Services expenses	313	(276)	82,010	—	82,047
Selling, general, and administrative expenses	3	585,870	3,907	—	589,780
Other expense, net	760	17,424	(821)	—	17,363
Intercompany interest	2,110	7,922	(10,032)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,186)	753,521	65,688	—	816,023
Income tax expense (benefit)	(1,210)	297,485	25,658	—	321,933
Income (loss) before equity in income (loss) of subsidiaries	(1,976)	456,036	40,030	—	494,090
Equity in income (loss) of subsidiaries	496,066	40,484	411,699	(948,249)	—
Net income (loss)	494,090	496,520	451,729	(948,249)	494,090
Other comprehensive income (loss)	81	—	—	—	81
Comprehensive income (loss)	$494,171	$496,520	$451,729	$(948,249)	$494,171

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,662,171	$—	$—	$5,662,171
Land sale revenues	—	34,554	—	—	34,554
	—	5,696,725	—	—	5,696,725
Financial Services	—	889	124,749	—	125,638
	—	5,697,614	124,749	—	5,822,363
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,343,249	—	—	4,343,249
Land sale cost of revenues	—	23,748	—	—	23,748
	—	4,366,997	—	—	4,366,997
Financial Services expenses	784	(130)	70,403	—	71,057
Selling, general, and administrative expenses	—	661,308	6,507	—	667,815
Other expense, net	9,026	16,847	863	—	26,736
Intercompany interest	9,800	(90)	(9,710)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(19,610)	652,682	56,686	—	689,758
Income tax expense (benefit)	(7,473)	201,332	21,561	—	215,420
Income (loss) before equity in income (loss) of subsidiaries	(12,137)	451,350	35,125	—	474,338
Equity in income (loss) of subsidiaries	486,475	38,534	403,505	(928,514)	—
Net income (loss)	474,338	489,884	438,630	(928,514)	474,338
Other comprehensive income (loss)	105	—	—	—	105
Comprehensive income (loss)	$474,443	$489,884	$438,630	$(928,514)	$474,443

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2013
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$5,424,309	$—	$—	$5,424,309
Land sale revenues	—	114,335	—	—	114,335
	—	5,538,644	—	—	5,538,644
Financial Services	—	2,353	138,598	—	140,951
	—	5,540,997	138,598	—	5,679,595
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,310,528	—	—	4,310,528
Land sale cost of revenues	—	104,426	—	—	104,426
	—	4,414,954	—	—	4,414,954
Financial Services expenses	832	970	90,440	—	92,242
Selling, general, and administrative expenses	—	573,904	(5,404)	—	568,500
Other expense (income), net	28,694	43,944	3,439	—	76,077
Intercompany interest	17,518	(8,260)	(9,258)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(47,044)	515,485	59,381	—	527,822
Income tax expense (benefit)	(2,113,827)	(799)	22,332	—	(2,092,294)
Income (loss) before equity in income (loss) of subsidiaries	2,066,783	516,284	37,049	—	2,620,116
Equity in income (loss) of subsidiaries	553,333	35,086	485,400	(1,073,819)	—
Net income (loss)	2,620,116	551,370	522,449	(1,073,819)	2,620,116
Other comprehensive income (loss)	197	—	—	—	197
Comprehensive income (loss)	$2,620,313	$551,370	$522,449	$(1,073,819)	$2,620,313

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$184,033	$(449,701)	$(82,461)	$—	$(348,129)
Cash flows from investing activities:
Net change in loans held for investment	—	—	8,664	—	8,664
Change in restricted cash related to letters of credit	3,710	—	—	—	3,710
Capital expenditures	—	(41,857)	(3,583)	—	(45,440)
Other investing activities, net	—	1,937	275	—	2,212
Net cash provided by (used in) investing activities	3,710	(39,920)	5,356	—	(30,854)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	127,636	—	127,636
Proceeds from debt issuance	500,000	—	—		500,000
Repayments of debt	(237,995)	(1,198)	—	—	(239,193)
Borrowings under revolving credit facility	125,000	—	—	—	125,000
Repayments under revolving credit facility	(125,000)	—	—	—	(125,000)
Stock option exercises	10,535	—	—	—	10,535
Share repurchases	(442,738)	—	—	—	(442,738)
Dividends paid	(115,958)	—	—	—	(115,958)
Intercompany activities, net	90,959	(27,886)	(63,073)	—	—
Net cash provided by (used in) financing activities	(195,197)	(29,084)	64,563	—	(159,718)
Net increase (decrease) in cash and equivalents	(7,454)	(518,705)	(12,542)	—	(538,701)
Cash and equivalents at beginning of year	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of year	$—	$638,602	$115,559	$—	$754,161

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$206,485	$175,415	$(72,651)	$—	$309,249
Cash flows from investing activities:
Net change in loans held for investment	—	—	335	—	335
Change in restricted cash related to letters of credit	54,989	—	—	—	54,989
Capital expenditures	—	(44,956)	(3,834)	—	(48,790)
Cash used for business acquisitions	—	(82,419)	—	—	(82,419)
Other investing activities, net	—	8,274	(13)	—	8,261
Net cash provided by (used in) investing activities	54,989	(119,101)	(3,512)	—	(67,624)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	34,577	—	34,577
Repayments of debt	(249,765)	(866)	—	—	(250,631)
Stock option exercises	15,627	—	—	—	15,627
Share repurchases	(253,019)	—	—	—	(253,019)
Dividends paid	(75,646)	—	—	—	(75,646)
Intercompany activities, net	46,419	(87,140)	40,721	—	—
Net cash provided by (used in) financing activities	(516,384)	(88,006)	75,298	—	(529,092)
Net increase (decrease) in cash and equivalents	(254,910)	(31,692)	(865)	—	(287,467)
Cash and equivalents at beginning of year	262,364	1,188,999	128,966	—	1,580,329
Cash and equivalents at end of year	$7,454	$1,157,307	$128,101	$—	$1,292,862

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(41)	$865,267	$15,910	$—	$881,136
Cash flows from investing activities:
Net change in loans held for investment	—	—	(12,265)	—	(12,265)
Change in restricted cash related to letters of credit	(4,152)	—	—	—	(4,152)
Capital expenditures	—	(26,472)	(2,427)	—	(28,899)
Other investing activities, net	—	(661)	—	—	(661)
Net cash provided by (used in) investing activities	(4,152)	(27,133)	(14,692)	—	(45,977)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(33,131)	—	(33,131)
Repayments of debt	(485,048)	5,221		—	(479,827)
Stock option exercises	19,411	—	—	—	19,411
Share repurchases	(127,661)	—	—	—	(127,661)
Dividends paid	(38,382)	—	—	—	(38,382)
Intercompany activities, net	752,069	(718,299)	(33,770)	—	—
Net cash provided by (used in) financing activities	120,389	(713,078)	(66,901)	—	(659,590)
Net increase (decrease) in cash and equivalents	116,196	125,056	(65,683)	—	175,569
Cash and equivalents at beginning of year	146,168	1,063,943	194,649	—	1,404,760
Cash and equivalents at end of year	$262,364	$1,188,999	$128,966	$—	$1,580,329

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2015
Homebuilding:
Revenues	$1,105,700	$1,249,537	$1,467,780	$2,018,194	$5,841,211
Cost of revenues	854,523	958,592	1,122,175	1,541,461	4,476,751
Income before income taxes (b)	90,748	157,640	164,911	344,019	757,317
Financial Services:
Revenues	$27,598	$30,754	$38,967	$43,434	$140,753
Income before income taxes (c)	5,057	9,987	14,365	29,297	58,706
Consolidated results:
Revenues	$1,133,298	$1,280,291	$1,506,747	$2,061,628	$5,981,964
Income before income taxes	95,805	167,627	179,276	373,315	816,023
Income tax expense	40,834	64,303	71,507	145,288	321,933
Net income	$54,971	$103,324	$107,769	$228,027	$494,090
Net income per share:
Basic	$0.15	$0.28	$0.31	$0.65	$1.38
Diluted	$0.15	$0.28	$0.30	$0.64	$1.36
Number of shares used in calculation:
Basic	366,748	361,009	350,147	348,699	356,576
Effect of dilutive securities	3,362	3,232	3,225	3,047	3,217
Diluted	370,110	364,241	353,372	351,746	359,793

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Homebuilding income before income taxes includes reserve reversals resulting from a legal settlement (see Note 12)of $26.9 million and $5.7 million in the 2nd and 3rd Quarters, respectively; a charge of $20.0 million in the 3rd Quarter related to the Applecross matter (see Note 12); and $29.6 million relating to decreased general liability insurance reserves in the 4th Quarter.

(c)	Financial Services expenses in the 4th Quarter includes a reduction in loan origination liabilities totaling $11.8 million..

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2014
Homebuilding:
Revenues	$1,093,999	$1,254,989	$1,561,273	$1,786,464	$5,696,725
Cost of revenues	833,614	959,524	1,198,908	1,374,951	4,366,997
Income before income taxes (b)	108,435	58,573	214,051	254,118	635,177
Financial Services:
Revenues	$24,895	$31,198	$33,452	$36,093	$125,638
Income before income taxes (c)	21,594	9,108	10,877	13,002	54,581
Consolidated results:
Revenues	$1,118,894	$1,286,187	$1,594,725	$1,822,557	$5,822,363
Income before income taxes	130,029	67,681	224,928	267,120	689,758
Income tax expense (benefit) (d)	55,210	25,801	84,383	50,025	215,420
Net income	$74,819	$41,880	$140,545	$217,095	$474,338
Net income per share:
Basic	$0.19	$0.11	$0.37	$0.58	$1.27
Diluted	$0.19	$0.11	$0.37	$0.58	$1.26
Number of shares used in calculation:
Basic	383,991	376,072	373,531	369,533	370,377
Effect of dilutive securities	3,815	3,592	3,761	3,734	3,725
Diluted	387,806	379,664	377,292	373,267	374,102

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(a)
Homebuilding income before income taxes includes losses on debt retirement of $8.6 million in the 1st Quarter; charges of $84.5 million to increase general liability insurance reserves in the 2nd Quarter; and costs associated with the relocation of our corporate headquarters of $8.7 million , offset by favorable adjustments of $15.2 million to decrease general liability insurance reserves in the 4th Quarter.

(b)	Financial Services expenses in the 1st Quarter includes a reduction in loan origination liabilities totaling $18.6 million.

(c)
Income tax expense in the 4th Quarter includes a benefit of $49.6 million related to the resolution of certain tax matters and the reversal of valuation allowance related to certain state deferred tax assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2015. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 8, 2016

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

This Item is not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2016 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2016 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “2015 Executive Compensation” and “2015 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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
Asset Purchase Agreement, dated as of December 15, 2015, by and among JW Homes, LLC, JW Land
Investment, LLC and PulteGroup, Inc (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on December 17, 2015)

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

(10)	(a)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

(b)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(c)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

(d)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

(e)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(f)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(g)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(h)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(i)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)

(j)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(k)
Form of Restricted Stock Unit Award Agreement under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

(l)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(m)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2013)

(n)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(o)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(p)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(q)
Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2011 )

(r)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(s)
PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

(t)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(u)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

	(v)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

	(w)	PulteGroup, Inc. Amended Retirement Policy (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

(x)
Credit Agreement dated as of July 23, 2014 among PulteGroup, Inc., as Borrower, Bank of America,
N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the Other Lenders Party
Hereto (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(y)
Term Loan Agreement, dated as of September 30, 2015, among the Company, Bank of America, N.A., as administrative agent, and the other lenders listed therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

(z)
Amended and Restated Master Repurchase Agreement dated as of September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015

(aa)
First Amendment to Master Repurchase Agreement dated as of December 10, 2015 among Comerica Bank, as Agent and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 14, 2015)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2015 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 8, 2016	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 8, 2016

/s/ Richard J. Dugas, Jr.	/s/ Robert T. O'Shaughnessy		/s/ James L. Ossowski
Richard J. Dugas, Jr.	Robert T. O'Shaughnessy		James L. Ossowski
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President, Finance and Controller (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Richard W. Dreiling	Member of Board of Directors	}

Thomas J. Folliard	Member of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Robert T. O'Shaughnessy

James Grosfeld	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

André J. Hawaux	Member of Board of Directors	}

Debra J. Kelly-Ennis	Member of Board of Directors	}

Patrick J. O’Leary	Member of Board of Directors	}

James J. Postl	Member of Board of Directors	}