Form 10-Q
period 2016-03-31
PULTEGROUP INC/MI/
filed 2016-04-21
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of April 15, 2016: 346,032,239 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$995,696	$754,161
Restricted cash	22,419	21,274
House and land inventory	6,202,479	5,450,058
Land held for sale	85,017	81,492
Residential mortgage loans available-for-sale	290,578	442,715
Investments in unconsolidated entities	53,090	41,267
Other assets	686,163	660,835
Intangible assets	163,185	110,215
Deferred tax assets, net	1,344,853	1,394,879
	$9,843,480	$8,956,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$331,932	$327,725
Customer deposits	223,692	186,141
Accrued and other liabilities	1,294,892	1,284,273
Income tax liabilities	33,460	57,050
Financial Services debt	118,614	267,877
Term loan	498,817	498,423
Senior notes	2,568,546	1,576,082
	5,069,953	4,197,571
Shareholders' equity	4,773,527	4,759,325
	$9,843,480	$8,956,896

Note: The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Homebuilding
Home sale revenues	$1,394,243	$1,088,158
Land sale revenues	2,487	17,542
	1,396,730	1,105,700
Financial Services	35,848	27,598
Total revenues	1,432,578	1,133,298

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,089,329	841,145
Land sale cost of revenues	2,028	13,378
	1,091,357	854,523
Financial Services expenses	26,119	22,541
Selling, general, and administrative expenses	191,015	161,312
Other expense (income), net	5,874	(883)
Income before income taxes	118,213	95,805
Income tax expense	34,913	40,834
Net income	$83,300	$54,971

Per share:
Basic earnings	$0.24	$0.15
Diluted earnings	$0.24	$0.15
Cash dividends declared	$0.09	$0.08

Number of shares used in calculation:
Basic	347,815	366,748
Effect of dilutive securities	2,662	3,362
Diluted	350,477	370,110

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$83,300	$54,971

Other comprehensive income, net of tax:
Change in value of derivatives	21	21
Other comprehensive income	21	21

Comprehensive income	$83,321	$54,992

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	4	—	52	—	—	52
Share issuances, net of cancellations	456	4	8,852	—	—	8,856
Dividends declared	—	—	—	—	(31,459)	(31,459)
Share repurchases	(3,226)	(32)	—	—	(52,713)	(52,745)
Share-based compensation	—	—	6,635	—	—	6,635
Excess tax benefits (deficiencies) from share-based awards	—	—	(458)	—	—	(458)
Net income	—	—	—	—	83,300	83,300
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2016	346,383	$3,463	$3,108,883	$(588)	$1,661,769	$4,773,527

Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	564	6	6,590	—	—	6,596
Share issuances, net of cancellations	358	3	7,420	—	—	7,423
Dividends declared	—	—	—	—	(29,449)	(29,449)
Share repurchases	(4,954)	(50)	—	—	(107,905)	(107,955)
Share-based compensation	—	—	5,662	—	—	5,662
Excess tax benefits (deficiencies) from share-based awards	—	—	(229)	—	—	(229)
Net income	—	—	—	—	54,971	54,971
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2015	365,427	$3,654	$3,092,439	$(669)	$1,646,570	$4,741,994

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$83,300	$54,971
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	50,026	40,805
Depreciation and amortization	13,113	11,062
Share-based compensation expense	9,355	8,280
Other, net	4,447	4,810
Increase (decrease) in cash due to:
Restricted cash	(1,145)	(1,686)
Inventories	(381,910)	(230,993)
Residential mortgage loans available-for-sale	151,886	119,976
Other assets	(25,133)	(3,830)
Accounts payable, accrued and other liabilities	31,999	(28,792)
Net cash provided by (used in) operating activities	(64,062)	(25,397)
Cash flows from investing activities:
Capital expenditures	(9,460)	(14,517)
Cash used for business acquisition	(430,011)	—
Other investing activities, net	(12,281)	4,632
Net cash used in investing activities	(451,752)	(9,885)
Cash flows from financing activities:
Proceeds from debt issuance	991,575	—
Repayments of debt	(702)	—
Borrowings under revolving credit facility	220,000	—
Repayments under revolving credit facility	(220,000)	—
Financial Services borrowings (repayments)	(149,263)	(72,678)
Stock option exercises	52	6,596
Share repurchases	(52,745)	(107,955)
Dividends paid	(31,568)	(29,616)
Net cash provided by (used in) financing activities	757,349	(203,653)
Net increase (decrease) in cash and equivalents	241,535	(238,935)
Cash and equivalents at beginning of period	754,161	1,292,862
Cash and equivalents at end of period	$995,696	$1,053,927

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(23,124)	$(21,412)
Income taxes paid (refunded), net	$1,212	$(1,997)
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Business acquisition

We acquired substantially all of the assets of JW Homes ("Wieland") in January 2016, for approximately $430 million in cash and the assumption of certain payables related to such assets. The acquired net assets were located in Atlanta, Charleston, Charlotte, Nashville, and Raleigh, and included approximately 7,000 lots, including 375 homes in inventory, and control of approximately 1,300 lots through land option contracts. We also assumed a sales order backlog of 317 homes. The acquired net assets were recorded at their estimated fair values and provisionally resulted in goodwill of $38.3 million and separately identifiable intangible assets of $18.0 million comprised of the John Wieland Homes and Neighborhoods tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation, including the adoption in January 2016 of Accounting Standards Update ("ASU") 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of applicable unamortized debt issuance costs from other assets to senior notes and term loan. See Note 4.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2016	2015
Write-off of deposits and pre-acquisition costs	$3,041	$1,869
Amortization of intangible assets	3,450	3,225
Interest income	(923)	(1,099)
Interest expense	174	187
Equity in earnings of unconsolidated entities	(170)	(1,107)
Miscellaneous, net	302	(3,958)
	$5,874	$(883)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares and restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded 2.3 million and 4.8 million potentially dilutive instruments, including stock options, unvested restricted shares and restricted share units for the three months ended March 31, 2016 and 2015, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$83,300	$54,971
Less: earnings distributed to participating securities	(285)	(188)
Less: undistributed earnings allocated to participating securities	(404)	(166)
Numerator for basic earnings per share	$82,611	$54,617
Add back: undistributed earnings allocated to participating securities	404	166
Less: undistributed earnings reallocated to participating securities	(401)	(165)
Numerator for diluted earnings per share	$82,614	$54,618

Denominator:
Basic shares outstanding	347,815	366,748
Effect of dilutive securities	2,662	3,362
Diluted shares outstanding	350,477	370,110

Earnings per share:
Basic	$0.24	$0.15
Diluted	$0.24	$0.15

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2016 and December 31, 2015, residential mortgage loans available-for-sale had an aggregate fair value of $290.6 million and $442.7 million, respectively, and an aggregate outstanding principal balance of $279.4 million and $429.6 million, respectively. The net gain resulting from changes in fair value of these loans totaled $1.0 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $21.5 million and $16.2 million for the three months ended March 31, 2016 and 2015, respectively.

Derivative instruments and hedging activities

We are party to interest rate lock commitments with customers resulting from our mortgage origination operations. At March 31, 2016 and December 31, 2015, we had aggregate interest rate lock commitments of $257.3 million and $208.2 million, respectively, which were originated at interest rates prevailing at the date of commitment.

We are also party to forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we execute an interest rate lock until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. At March 31, 2016 and December 31, 2015, we had unexpired forward contracts of $469.7 million and $525.0 million, respectively, and whole loan investor commitments of $38.0 million and $77.6 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments and residential mortgage loans available-for-sale are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 60 days. The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2016		December 31, 2015
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$9,032	$133	$5,854	$280
Forward contracts	167	3,340	1,178	840
Whole loan commitments	72	167	358	345
	$9,271	$3,640	$7,390	$1,465

New accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date by one year. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the standard will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2019-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. We are currently evaluating the impact that the standard will have on our financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2016	December 31, 2015
Homes under construction	$1,821,322	$1,408,260
Land under development	3,568,201	3,259,066
Raw land	812,956	782,732
	$6,202,479	$5,450,058

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2016	2015
Interest in inventory, beginning of period	$149,498	$167,638
Interest capitalized	35,284	30,803
Interest expensed	(26,129)	(31,554)
Interest in inventory, end of period	$158,653	$166,887

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2016 or December 31, 2015 because we determined that we were not the VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2016 and December 31, 2015 ($000’s omitted):

	March 31, 2016		December 31, 2015
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$91,777	$1,152,369	$77,641	$1,064,506
Other land options	91,254	1,134,743	84,478	981,687
	$183,031	$2,287,112	$162,119	$2,046,193

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations and operate generally in the same markets as the Homebuilding segments.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2016	2015
Revenues:
Northeast	$118,654	$111,153
Southeast (a)	294,426	185,788
Florida	269,841	203,062
Midwest	189,892	178,652
Texas	213,292	177,499
West	310,625	249,546
	1,396,730	1,105,700
Financial Services	35,848	27,598
Consolidated revenues	$1,432,578	$1,133,298

Income before income taxes:
Northeast	$9,590	$9,527
Southeast (a)	19,770	24,624
Florida	40,302	33,224
Midwest	5,620	1,180
Texas	28,517	22,791
West	33,507	31,079
Other homebuilding (b)	(28,873)	(31,677)
	108,433	90,748
Financial Services	9,780	5,057
Consolidated income before income taxes	$118,213	$95,805

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$178,697	$293,122	$122,359	$594,178	$724,862
Southeast (a)	374,347	544,577	203,394	1,122,318	1,274,358
Florida	253,262	630,859	80,526	964,647	1,079,826
Midwest	257,042	413,194	68,931	739,167	801,961
Texas	217,893	353,206	97,754	668,853	757,559
West	517,537	1,139,387	215,118	1,872,042	2,074,250
Other homebuilding (b)	22,544	193,856	24,874	241,274	2,773,441
	1,821,322	3,568,201	812,956	6,202,479	9,486,257
Financial Services	—	—	—	—	357,223
	$1,821,322	$3,568,201	$812,956	$6,202,479	$9,843,480

	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast (a)	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (b)	18,351	198,566	25,204	242,121	2,628,687
	1,408,260	3,259,066	782,732	5,450,058	8,447,907
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$8,956,896

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2016	December 31, 2015
6.500% unsecured senior notes due May 2016 (a)	465,245	465,245
7.625% unsecured senior notes due October 2017 (b)	123,000	123,000
4.250% unsecured senior notes due March 2021 (a)	300,000	—
5.500% unsecured senior notes due March 2026 (a)	700,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(19,699)	(12,163)
Total senior notes	$2,568,546	$1,576,082
Estimated fair value	$2,663,408	$1,643,651

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)
The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes. As discussed in Note 1, we adopted ASU 2015-03 in January 2016. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the 2016 presentation. As a result, $10.3 million of debt issuance costs at December 31, 2015, were reclassified from other assets to a reduction in senior notes.

On February 25, 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. Similar to the other senior note series reflected in the above table, these notes are irrevocably and unconditionally guaranteed on a senior basis, jointly and severally, by certain of our wholly-owned subsidiaries. The notes and the guarantees are senior unsecured obligations and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500.0 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300.0 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $213.4 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at March 31, 2016 and December 31, 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Term loan

On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by certain of our wholly-owned subsidiaries. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of March 31, 2016, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $36.3 million at March 31, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to six years, are collateralized by the land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2016. The Repurchase Agreement's borrowing capacity was $310.0 million through January 18, 2016, after which it decreased to $175.0 million through July 28, 2016, after which it increases to $200.0 million. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $118.6 million and $267.9 million outstanding under the Repurchase Agreement at March 31, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Shareholders’ equity

During the three months ended March 31, 2016, we declared cash dividends totaling $31.5 million and repurchased 3.1 million shares under our repurchase authorization for a total of $50.0 million. At March 31, 2016, we had remaining authorization to repurchase $554.8 million of common shares. During the three months ended March 31, 2015, we declared cash dividends totaling $29.4 million and repurchased 4.6 million shares under our repurchase authorization for a total of $99.6 million.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2016 and 2015, employees surrendered shares valued at $2.7 million and $8.3 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 29.5%, and 42.6%, respectively. Our effective tax rate for the current year differed from the federal statutory tax rate primarily due to the favorable resolution of certain state income tax matters.  For the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and an adjustment to deferred taxes due to changes in state laws and business operations.

At March 31, 2016 and December 31, 2015, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $1.3 billion and $1.4 billion, respectively. The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At March 31, 2016 and December 31, 2015, we had $22.5 million and $39.0 million, respectively, of gross unrecognized tax benefits and $11.8 million and $17.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $18.5 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statutes of limitation for our major tax jurisdictions generally remain open for examination for tax years 2005 to 2016.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2016	December 31, 2015

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$290,578	$442,715
Interest rate lock commitments	Level 2	8,899	5,574
Forward contracts	Level 2	(3,173)	338
Whole loan commitments	Level 2	(95)	13

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,052

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,018,115	$775,435
Financial Services debt	Level 2	118,614	267,877
Term loan	Level 2	500,000	500,000
Senior notes	Level 2	2,663,408	1,643,651

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.6 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and contingencies

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2016	2015
Liabilities, beginning of period	$46,381	$58,222
Reserves provided (released), net	866	58
Payments	(154)	(54)
Liabilities, end of period	$47,093	$58,226

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $213.4 million and $1.1 billion, respectively, at March 31, 2016, and $191.3 million and $1.0 billion, respectively, at December 31, 2015. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to and in limited instances exceeding 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2016	2015
Warranty liabilities, beginning of period	$61,360	$65,389
Reserves provided	12,319	8,841
Payments	(12,743)	(16,829)
Warranty liabilities, end of period	$60,936	$57,401

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

Our recorded reserves for all such claims totaled $693.0 million and $692.1 million at March 31, 2016 and December 31, 2015, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% of the total general

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liability reserves at both March 31, 2016 and December 31, 2015. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$692,053	$710,245
Reserves provided, net	19,751	15,832
Payments	(18,824)	(5,310)
Balance, end of period	$692,980	$720,767

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $135.8 million and $130.2 million at March 31, 2016 and December 31, 2015, respectively. The increase in insurance receivables resulted from the continued progression of insured construction defect claims. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and related reimbursements. Additionally, we are the plaintiff in litigation with certain of our insurance carriers relating to a large portion of the insurance receivables balance. We believe collection of these insurance receivables is probable based on the legal merits of our positions, favorable legal rulings received to date, and our long history of collecting significant amounts of insurance reimbursements related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

9. Supplemental Guarantor information

All of our senior notes are guaranteed jointly and severally on a senior basis by certain of our wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Our subsidiaries, comprising the Financial Services segment along with certain other subsidiaries (collectively, the "Non-Guarantor Subsidiaries"), do not guarantee the senior notes. In accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$937,248	$58,448	$—	$995,696
Restricted cash	—	20,937	1,482	—	22,419
House and land inventory	—	6,160,236	42,243	—	6,202,479
Land held for sale	—	84,507	510	—	85,017
Residential mortgage loans available- for-sale	—	—	290,578	—	290,578
Investments in unconsolidated entities	97	48,234	4,759	—	53,090
Other assets	23,002	522,693	140,468	—	686,163
Intangible assets	—	163,185	—	—	163,185
Deferred tax assets, net	1,342,225	—	2,628	—	1,344,853
Investments in subsidiaries and intercompany accounts, net	6,597,500	(754,237)	6,491,667	(12,334,930)	—
	$7,962,824	$7,182,803	$7,032,783	$(12,334,930)	$9,843,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$88,474	$1,569,237	$192,805	$—	$1,850,516
Income tax liabilities	33,460	—	—	—	33,460
Financial Services debt	—	—	118,614	—	118,614
Term loan	498,817	—	—	—	498,817
Senior notes	2,568,546	—	—	—	2,568,546
Total liabilities	3,189,297	1,569,237	311,419	—	5,069,953
Total shareholders’ equity	4,773,527	5,613,566	6,721,364	(12,334,930)	4,773,527
	$7,962,824	$7,182,803	$7,032,783	$(12,334,930)	$9,843,480

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$638,602	$115,559	$—	$754,161
Restricted cash	—	20,274	1,000	—	21,274
House and land inventory	—	5,450,058	—	—	5,450,058
Land held for sale	—	80,458	1,034	—	81,492
Residential mortgage loans available- for-sale	—	—	442,715	—	442,715
Investments in unconsolidated entities	93	36,499	4,675	—	41,267
Other assets	38,991	531,120	90,724	—	660,835
Intangible assets	—	110,215	—	—	110,215
Deferred tax assets, net	1,392,251	11	2,617	—	1,394,879
Investments in subsidiaries and intercompany accounts, net	5,529,606	465,644	6,293,018	(12,288,268)	—
	$6,960,941	$7,332,881	$6,951,342	$(12,288,268)	$8,956,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,061	$1,558,885	$169,193	$—	$1,798,139
Income tax liabilities	57,050	—	—	—	57,050
Financial Services debt	—	—	267,877	—	267,877
Term loan	498,423	—	—	—	498,423
Senior notes	1,576,082	—	—	—	1,576,082
Total liabilities	2,201,616	1,558,885	437,070	—	4,197,571
Total shareholders’ equity	4,759,325	5,773,996	6,514,272	(12,288,268)	4,759,325
	$6,960,941	$7,332,881	$6,951,342	$(12,288,268)	$8,956,896

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,393,259	$984	$—	$1,394,243
Land sale revenues	—	2,010	477	—	2,487
	—	1,395,269	1,461	—	1,396,730
Financial Services	—	—	35,848	—	35,848
	—	1,395,269	37,309	—	1,432,578
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,087,165	2,164	—	1,089,329
Land sale cost of revenues	—	1,643	385	—	2,028
	—	1,088,808	2,549	—	1,091,357
Financial Services expenses	—	123	25,996	—	26,119
Selling, general, and administrative expenses	—	187,581	3,434	—	191,015
Other expense (income), net	170	9,676	(3,972)	—	5,874
Intercompany interest	510	2,184	(2,694)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(680)	106,897	11,996	—	118,213
Income tax expense (benefit)	(263)	30,568	4,608	—	34,913
Income (loss) before equity in income (loss) of subsidiaries	(417)	76,329	7,388	—	83,300
Equity in income (loss) of subsidiaries	83,717	7,010	111,918	(202,645)	—
Net income (loss)	83,300	83,339	119,306	(202,645)	83,300
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$83,321	$83,339	$119,306	$(202,645)	$83,321

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,088,158	$—	$—	$1,088,158
Land sale revenues	—	17,542	—	—	17,542
	—	1,105,700	—	—	1,105,700
Financial Services	—	—	27,598	—	27,598
	—	1,105,700	27,598	—	1,133,298
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	841,145	—	—	841,145
Land sale cost of revenues	—	13,378	—	—	13,378
	—	854,523	—	—	854,523
Financial Services expenses	187	(168)	22,522	—	22,541
Selling, general, and administrative expenses	—	160,828	484	—	161,312
Other expense (income), net	174	(708)	(349)	—	(883)
Intercompany interest	7,723	(5,422)	(2,301)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(8,084)	96,647	7,242	—	95,805
Income tax expense (benefit)	(3,072)	41,097	2,809	—	40,834
Income (loss) before equity in income (loss) of subsidiaries	(5,012)	55,550	4,433	—	54,971
Equity in income (loss) of subsidiaries	59,983	4,337	52,063	(116,383)	—
Net income (loss)	54,971	59,887	56,496	(116,383)	54,971
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$54,992	$59,887	$56,496	$(116,383)	$54,992

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$41,058	$(255,994)	$150,874	$—	$(64,062)
Cash flows from investing activities:
Capital expenditures	—	(8,918)	(542)	—	(9,460)
Cash used for business acquisitions	—	(430,011)	—	—	(430,011)
Other investing activities, net	(3)	(12,731)	453	—	(12,281)
Net cash provided by (used in) investing activities	(3)	(451,660)	(89)	—	(451,752)
Cash flows from financing activities:
Proceeds from debt issuance	991,575	—	—	—	991,575
Repayments of debt	—	(702)	—	—	(702)
Borrowings under revolving credit facility	220,000	—	—	—	220,000
Repayments under revolving credit facility	(220,000)	—	—	—	(220,000)
Financial Services borrowings (repayments)	—	—	(149,263)	—	(149,263)
Stock option exercises	52	—	—	—	52
Share repurchases	(52,745)	—	—	—	(52,745)
Dividends paid	(31,568)	—	—	—	(31,568)
Intercompany activities, net	(948,369)	1,007,002	(58,633)	—	—
Net cash provided by (used in) financing activities	(41,055)	1,006,300	(207,896)	—	757,349
Net increase (decrease) in cash and equivalents	—	298,646	(57,111)	—	241,535
Cash and equivalents at beginning of period	—	638,602	115,559	—	754,161
Cash and equivalents at end of period	$—	$937,248	$58,448	$—	$995,696

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$87,624	$(203,566)	$90,545	$—	$(25,397)
Cash flows from investing activities:
Capital expenditures	—	(13,489)	(1,028)	—	(14,517)
Other investing activities, net	3,710	5	917	—	4,632
Net cash provided by (used in) investing activities	3,710	(13,484)	(111)	—	(9,885)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(72,678)	—	(72,678)
Stock option exercises	6,596	—	—	—	6,596
Share repurchases	(107,955)	—	—	—	(107,955)
Dividends paid	(29,616)	—	—	—	(29,616)
Intercompany activities, net	32,187	56,487	(88,674)	—	—
Net cash provided by (used in) financing activities	(98,788)	56,487	(161,352)	—	(203,653)
Net increase (decrease) in cash and equivalents	(7,454)	(160,563)	(70,918)	—	(238,935)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$996,744	$57,183	$—	$1,053,927

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Industry-wide new home sales continue to pace well below historical averages, though improving demand conditions in the overall U.S. housing market continued through the first quarter of 2016. We remain pleased with the overall demand for new homes, which continues along a sustained, but slow recovery path supported by an improving economy, favorable demographics, ongoing employment and wage gains, low interest rates, a limited supply of new homes, and the gradual release of pent-up demand. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.

We have looked toward 2016 as a year where we would begin adding volume growth to the efficiency gains we have achieved in recent years. 2016 has gotten off to a strong start as prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 24% in the first quarter, as compared to the prior year, and our backlog increasing by 31% to $3.4 billion as of March 31, 2016, while also continuing to realize strong gross margin performance through our focus on community locations, strategic pricing, and construction efficiencies.

Our new community openings will continue at an elevated level in 2016. While we have experience opening new communities, starting up new communities can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply while expanding our use of land option agreements when possible. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in the future performance.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Income before income taxes:
Homebuilding	$108,433	$90,748
Financial Services	9,780	5,057
Income before income taxes	118,213	95,805
Income tax expense	34,913	40,834
Net income	$83,300	$54,971
Per share data - assuming dilution:
Net income	$0.24	$0.15

•
Homebuilding income before income taxes for the three months ended March 31, 2016 increased compared with the prior year period as the result of higher revenues stemming from increased volume and a higher average selling price. The revenue increase was partially offset by lower gross margins and higher overhead costs, both of which were partially attributable to the assets acquired from Wieland in January 2016 (see Note 1).

•
Financial Services income before income taxes for the three months ended March 31, 2016 increased compared with the prior year period due to an increase in origination volume combined with higher revenues per loan.

•
Our effective tax rate for the three months ended March 31, 2016 was 29.5%, which includes the favorable resolution of certain state income tax matters, compared to 42.6% for the same period in 2015, which reflected an adjustment to deferred taxes due to changes in state laws and business operations.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2016	2016 vs. 2015	2015
Home sale revenues	$1,394,243	28%	$1,088,158
Land sale revenues	2,487	(86)%	17,542
Total Homebuilding revenues	1,396,730	26%	1,105,700
Home sale cost of revenues (a)	1,089,329	30%	841,145
Land sale cost of revenues	2,028	(85)%	13,378
Selling, general, and administrative expenses ("SG&A")	191,015	18%	161,312
Other expense (income), net	5,925	(771)%	(883)
Income before income taxes	$108,433	19%	$90,748
Supplemental data:
Gross margin from home sales	21.9%	(80 bps)	22.7%
SG&A as a percentage of home sale revenues	13.7%	(110 bps)	14.8%
Closings (units)	3,945	17%	3,365
Average selling price	$353	9%	$323
Net new orders (b):
Units	5,652	10%	5,139
Dollars	$2,113,973	24%	$1,708,390
Cancellation rate	13%		11%
Active communities at March 31	709	16%	613
Backlog at March 31:
Units	8,755	15%	7,624
Dollars	$3,359,157	31%	$2,564,092

(a)	Includes the amortization of capitalized interest.

(b)
Net new orders excludes backlog acquired from Wieland in January 2016. Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2016 were higher than the prior year period by $306.1 million. The 28% increase was attributable to a 9% increase in average selling price and a 17% increase in closings, both of which include the assets acquired from Wieland during the quarter. Such assets contributed 5% to the growth in revenue, including 3% to the growth in closings and 1% to the increase in average selling price. Excluding the assets acquired from Wieland, the increase in closings reflects the significant investments we are making in opening new communities. The higher average selling price reflects an ongoing shift toward move-up buyers, the inclusion of luxury homes offered in Wieland communities, and generally stable market conditions.

Home sale gross margins

Home sale gross margins were 21.9% for the three months ended March 31, 2016, compared to 22.7% for the three months ended March 31, 2015. The assets acquired from Wieland contributed 80 basis points to this decrease, primarily as the result of required fair value adjustments associated with the acquired homes in production and related lots. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions, and lower amortized interest costs (1.9% and 2.9% for the three months ended March 31, 2016 and 2015, respectively), offset by higher house construction and land costs. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years. We anticipate that our amortized interest costs as a percentage of revenues will remain below 2015 levels for the remainder of 2016, even after consideration of our recently completed offering of senior notes (see Note 4).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $0.5 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

SG&A

SG&A as a percentage of home sale revenues was 13.7% for the three months ended March 31, 2016, compared with 14.8% for the three months ended March 31, 2015. The gross dollar amount of our SG&A increased $29.7 million, or 18%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase in gross dollar SG&A is in line with the increase in closings and reflects the addition of field resources to manage increasing production volumes. Additionally, SG&A for the three months ended March 31, 2016 reflects the impact of transaction ($4.0 million) and integration costs associated with the assets acquired from Wieland in January 2016.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $0.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2016	2015
Write-off of deposits and pre-acquisition costs	$3,041	$1,869
Amortization of intangible assets	3,450	3,225
Interest income	(923)	(1,099)
Interest expense	174	187
Equity in earnings of unconsolidated entities	(170)	(1,107)
Miscellaneous, net	353	(3,958)
	$5,925	$(883)

Net new orders

Net new orders increased 10% in units and 24% in dollars for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. The assets acquired from Wieland in January 2016 contributed 3% and 4%, respectively, to this growth. Excluding the Wieland assets, our growth in net new order units resulted from the higher number of active communities while the growth in net new order dollars was also impacted by the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 13% and 11% for the three months ended March 31, 2016 and 2015, respectively. Ending backlog units and dollars, which represent orders for homes that have not yet closed, increased 15% and 31%, respectively, at March 31, 2016 compared with March 31, 2015, as a result of the higher net new order volume. The growth in backlog dollars was also impacted by the higher average selling price.

Homes in production

The following is a summary of our homes in production at March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
Sold	5,778	4,355
Unsold
Under construction	1,630	687
Completed	501	345
	2,131	1,032
Models	1,079	987
Total	8,988	6,374

The number of homes in production at March 31, 2016 was 41% higher than at March 31, 2015 due to a number of factors, including the higher net new order volume and backlog and a decision to purposefully increase the number of unsold homes under construction ("spec homes"). The increase in spec homes reflects our intention to achieve a more even production cycle over the course of 2016 compared with 2015. Though inventory levels will fluctuate throughout the year, we expect our overall level of spec starts to moderate over the year. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,324	4,555	10,879	6,361	4,114	10,475
Southeast (a)	16,924	8,980	25,904	11,161	7,933	19,094
Florida	21,447	8,819	30,266	21,230	9,636	30,866
Midwest	13,011	7,284	20,295	13,093	6,985	20,078
Texas	13,739	7,671	21,410	13,308	7,052	20,360
West	31,135	5,763	36,898	30,766	6,440	37,206
Total	102,580	43,072	145,652	95,919	42,160	138,079

Developed (%)	28%	15%	24%	28%	12%	23%

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Of our controlled lots, 102,580 and 95,919 were owned and 43,072 and 42,160 were controlled under land option agreements at March 31, 2016 and December 31, 2015, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.3 billion at March 31, 2016. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $183.0 million at March 31, 2016, of which $7.6 million is refundable.

Homebuilding Segment Operations

As of March 31, 2016, we conducted our operations in 48 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2016	2016 vs. 2015	2015
Home sale revenues:
Northeast	$118,654	8%	$109,763
Southeast (a)	293,424	58%	185,788
Florida	269,701	33%	202,540
Midwest	189,147	6%	177,874
Texas	212,692	21%	176,446
West	310,625	32%	235,747
	$1,394,243	28%	$1,088,158
Income (loss) before income taxes:
Northeast	$9,590	1%	$9,527
Southeast (a)	19,770	(20)%	24,624
Florida	40,302	21%	33,224
Midwest	5,620	376%	1,180
Texas	28,517	25%	22,791
West	33,507	8%	31,079
Other homebuilding (b)	(28,873)	(9)%	(31,677)
	$108,433	19%	$90,748
Closings (units):
Northeast	262	6%	248
Southeast (a)	826	35%	612
Florida	745	24%	601
Midwest	552	(3)%	569
Texas	775	4%	746
West	785	33%	589
	3,945	17%	3,365
Average selling price:
Northeast	$453	2%	$443
Southeast (a)	355	17%	304
Florida	362	7%	337
Midwest	343	10%	313
Texas	274	16%	237
West	396	(1)%	400
	$353	9%	$323

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

(b)	Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2016	2016 vs. 2015	2015
Net new orders - units:
Northeast	378	(14)%	437
Southeast (a)	1,052	12%	938
Florida	923	1%	911
Midwest	994	30%	763
Texas	1,121	—%	1,117
West	1,184	22%	973
	5,652	10%	5,139
Net new orders - dollars:
Northeast	$187,277	(5)%	$196,256
Southeast (a)	396,328	34%	295,106
Florida	338,685	3%	330,255
Midwest	362,141	32%	274,555
Texas	306,578	13%	271,993
West	522,964	54%	340,225
	$2,113,973	24%	$1,708,390
Cancellation rates:
Northeast	10%		10%
Southeast (a)	12%		7%
Florida	11%		9%
Midwest	10%		12%
Texas	16%		13%
West	14%		14%
	13%		11%
Unit backlog:
Northeast	560	(14)%	650
Southeast (a)	1,689	31%	1,294
Florida	1,452	11%	1,312
Midwest	1,531	11%	1,382
Texas	1,691	3%	1,644
West	1,832	37%	1,342
	8,755	15%	7,624
Backlog dollars:
Northeast	$280,155	(7)%	$302,469
Southeast (a)	689,334	68%	410,351
Florida	559,266	17%	477,682
Midwest	555,354	19%	466,718
Texas	469,546	15%	406,971
West	805,502	61%	499,901
	$3,359,157	31%	$2,564,092

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Northeast

For the first quarter of 2016, Northeast home sale revenues increased 8% compared with the prior year period due to a 2% increase in the average selling price combined with a 6% increase in closings. The increase in average selling price was mainly in the Northeast Corridor and New England. The increase in closings occurred mainly in Northeast Corridor, while New England decreased. Net new orders decreased 14%, primarily in New England and Northeast Corridor.

Southeast

For the first quarter of 2016, the Southeast was significantly impacted by the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1). Southeast home sale revenues increased 58% compared with the prior year as the result of increases in closings and average selling prices of 35% and 17%, respectively. These increases are largely due to contributions from the assets acquired from Wieland. Excluding those closings, revenues still increased significantly compared with the prior year, and occurred across all operating divisions. Income before income taxes decreased 20% as result of transaction ($4.0 million) and integration costs associated with the assets acquired from Wieland. Net new orders increased 12%, primarily due to the assets acquired from Wieland.

Florida

For the first quarter of 2016, Florida home sale revenues increased 33% compared with the prior year period due to a 24% increase in closings combined with a 7% increase in the average selling price. The average selling price increased across all divisions. Income before income taxes increased due to improved overhead leverage and higher revenues. Net new orders remained flat overall.

Midwest

For the first quarter of 2016, Midwest home sale revenues increased 6% compared with the prior year period due to a 10% increase in average selling price, partially offset by a 3% decrease in closings. The increase in average selling price was concentrated mainly in Michigan, Illinois, and St. Louis while the decrease in closings was attributable primarily to Columbus and Kentucky. The increased revenues led to an increase in income before income taxes. Net new orders increased 30% on a 6% increase in active communities. Net new orders increased across all divisions with the exception of Michigan.

Texas

For the first quarter of 2016, Texas home sale revenues increased 21% compared with the prior year period due to a 4% increase in closings combined with a 16% increase in the average selling price. The higher average selling price was broad-based across all divisions, while the increased closings occurred primarily in Dallas. The increased revenues and closings led to an increase in income before income taxes of 25%. Net new orders remained flat year over year with an increase in Dallas that resulted primarily from a higher community count offset by softer demand in Houston and San Antonio.

West

For the first quarter of 2016, West home sale revenues increased 32% compared with the prior year period due to a 33% increase in closings, offset by a 1% decrease in average selling price. The increased closings were mainly in Northern California and Arizona. Income before income taxes increased by 8% due to higher revenues offset by lower gross margins. Net new orders increased 22% partially due to a 10% increase in active communities. Net new orders increased in all divisions except for small declines in Southern California and New Mexico.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended
	March 31,
	2016	2016 vs. 2015	2015
Mortgage operations revenues	$28,316	28%	$22,113
Title services revenues	7,532	37%	5,485
Total Financial Services revenues	35,848	30%	27,598
Expenses	26,119	16%	22,541
Other expense (income), net	(51)	100%	—
Income before income taxes	$9,780	93%	$5,057
Total originations:
Loans	2,548	20%	2,116
Principal	$666,647	29%	$514,788

	Three Months Ended
	March 31,
	2016	2015
Supplemental data:
Capture rate	81.1%	81.6%
Average FICO score	749	750
Loan application backlog	$1,793,635	$1,424,004
Funded origination breakdown:
FHA	10%	11%
VA	11%	13%
USDA	1%	1%
Other agency	71%	69%
Total agency	93%	94%
Non-agency	7%	6%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2016 increased 30% compared to the prior year period. These changes were primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were attributable to a higher average loan size combined with a modest improvement in loan pricing. While loan pricing has come under pressure in recent months as industry refinancing volume has receded, the overall pricing environment for new originations remains favorable.

Income before income taxes

Income before income taxes for the three months ended March 31, 2016 increased 93% compared to the prior year period. This increase resulted primarily from the 30% increase in revenues and better overhead leverage as expenses only increased 16%.

Income Taxes
Our effective tax rate for the three months ended March 31, 2016 was 29.5%, which includes the favorable resolution of certain state income tax matters, compared to 42.6% for the same period in 2015, which reflected an adjustment to deferred taxes due to changes in state laws and business operations.

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

At March 31, 2016, we had unrestricted cash and equivalents of $995.7 million, senior notes of $2.6 billion, and borrowings of $498.8 million under a term loan (net of discounts and issuance costs). We also had restricted cash balances of $22.4 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 39.1% at March 31, 2016.

Senior unsecured notes

On February 25, 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. The net proceeds from the senior notes will be used to fund the retirement of $465.2 million of our senior notes maturing in May 2016, with the remaining net proceeds to be used for general corporate purposes.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in July 2017.  The Revolving Credit Facility provides for maximum borrowings of $500.0 million and contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce available borrowing capacity under the Revolving Credit Facility and may total no more than the greater of: (i) 50% of the size of the facility or (ii) $300.0 million in the aggregate. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined. We had no borrowings outstanding and $213.4 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at March 31, 2016 and December 31, 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving

Credit Facility). As of March 31, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Term loan

On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by certain of our wholly-owned subsidiaries. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of March 31, 2016, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $36.3 million at March 31, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to six years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2016. The Repurchase Agreement's borrowing capacity was $310.0 million through January 18, 2016, after which it decreased to $175.0 million through July 28, 2016, after which it increases to $200.0 million. The purpose for the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $118.6 million and $267.9 million outstanding under the Repurchase Agreement at March 31, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the three months ended March 31, 2016, we declared cash dividends totaling $31.5 million and repurchased 3.1 million shares under our repurchase authorization for a total of $50.0 million. Such repurchases are reflected as reductions of common stock and retained earnings. At March 31, 2016, we had remaining authorization to repurchase $554.8 million of common shares.

Cash flows

Operating activities

Our net cash used in operating activities for the three months ended March 31, 2016 was $64.1 million, compared with net cash used in operating activities of $25.4 million for the three months ended March 31, 2015. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the three months ended March 31, 2016 was primarily due to a net increase in inventories of $381.9 million resulting from an increase in land acquisition and development investment, combined with a seasonal build of house inventory. These uses of cash were partially offset by our pretax income of $118.2 million combined with a seasonal reduction of $151.9 million in residential mortgage loans available-for-sale.

Our negative cash flow from operations for the three months ended March 31, 2015, was primarily due to a net increase in inventories of $231.0 million resulting from increased investment, partially offset by our pretax income of $95.8 million combined with a seasonal reduction of $120.0 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the three months ended March 31, 2016 was $451.8 million, compared with net cash used by investing activities of $9.9 million for the three months ended March 31, 2015. The cash used in investing activities for the three months ended March 31, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 totaled $757.3 million, compared with net cash used in financing activities of $203.7 million for the three months ended March 31, 2015. The net cash provided by financing activities for the three months ended March 31, 2016 resulted primarily from the proceeds of the senior unsecured notes issuance for $991.6 million, offset by a reduction due to the repurchase of 3.1 million common shares for $50.0 million under our repurchase authorization, payment of $31.6 million in cash dividends, and net repayments of $149.3 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale. Net cash used in financing activities for the three months ended ended March 31, 2015 resulted primarily from repayments of $72.7 million for borrowings under the Repurchase Agreement and the repurchase of 4.6 million common shares for $99.6 million under our repurchase authorization.

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

Contractual Obligations and Commercial Commitments

We issued $1.0 billion of senior unsecured notes in February 2016. The repayment terms are described in Note 4. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2016, we had outstanding letters of credit totaling $213.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at March 31, 2016, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2016, these agreements had an aggregate remaining purchase price of $2.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At March 31, 2016, aggregate outstanding debt of unconsolidated joint ventures was $12.7 million, of which our proportionate share was $5.1 million. Of this amount, we provided limited recourse guaranties for less than $0.3 million at March 31, 2016.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2016 ($000’s omitted):

	As of March 31, 2016 for the Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$487,443	$129,796	$—	$3,900	$3,900	$2,000,000	$2,625,039	$2,700,202
Average interest rate	6.24%	7.38%	—%	5.00%	5.00%	5.92%	6.05%

Variable rate debt (a)	$118,614	$500,000	$—	$—	$—	$—	$618,614	$618,614
Average interest rate	2.81%	1.51%	—%	—%	—%	—%	1.76%

(a) Includes the Pulte Mortgage Repurchase Agreement and the Term Loan. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either March 31, 2016 or December 31, 2015.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon, and as of the date of that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A. Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015:

If we are unable to attract and retain key personnel, our business could be adversely affected.

We depend on the continued contributions of our executive officers and other key personnel who are knowledgeable about our business and strategy, the loss of whom could adversely affect our business. On April 4, 2016, Richard J. Dugas, Jr. informed the Company’s Board of Directors of his intention to retire as Chairman and Chief Executive Officer at the 2017 Annual Meeting of Shareholders. The Board has formed a special committee of independent directors to conduct a search for his successor, with the assistance of a leading executive recruitment firm. Our future success depends in part on identifying a new Chief Executive Officer and successfully transitioning the new Chief Executive Officer into his or her new role. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2016 to January 31, 2016	—	$—	—	$604,765	(2)
February 1, 2016 to February 29, 2016	3,224,718	$16.36	3,057,136	$554,765	(2)
March 1, 2016 to March 31, 2016	—	$—	—	$554,765	(2)
Total	3,224,718	$16.36	3,057,136

(1)
During the first quarter of 2016, a total of 167,582 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $750.0 million and $300.0 million in October 2014 and December 2015, respectively. During the three months ended March 31, 2016, we repurchased 3.1 million shares for a total of $50.0 million. The share repurchase authorization has $554.8 million remaining as of March 31, 2016. There is no expiration date for this program.

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
First Amendment, dated as of March 14, 2013, to the Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between the Company and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 15, 2013)

(d)
Second Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 10, 2016, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on March 10, 2016)

10	(a)	Form of Restricted Stock Unit Award Agreement (as amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Filed herewith)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 21, 2016