Form 10-Q
period 2016-06-30
PULTEGROUP INC/MI/
filed 2016-07-21
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of July 15, 2016: 343,619,974 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$229,187	$754,161
Restricted cash	26,484	21,274
House and land inventory	6,629,464	5,450,058
Land held for sale	85,781	81,492
Residential mortgage loans available-for-sale	364,004	442,715
Investments in unconsolidated entities	52,500	41,267
Other assets	681,168	660,835
Intangible assets	161,372	110,215
Deferred tax assets, net	1,277,096	1,394,879
	$9,507,056	$8,956,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$340,847	$327,725
Customer deposits	252,259	186,141
Accrued and other liabilities	1,269,263	1,284,273
Income tax liabilities	33,980	57,050
Financial Services debt	189,557	267,877
Term loan	499,212	498,423
Senior notes	2,103,821	1,576,082
	4,688,939	4,197,571
Shareholders' equity	4,818,117	4,759,325
	$9,507,056	$8,956,896

Note: The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Homebuilding
Home sale revenues	$1,751,882	$1,243,077	$3,146,125	$2,331,235
Land sale revenues	4,950	6,460	7,437	24,002
	1,756,832	1,249,537	3,153,562	2,355,237
Financial Services	43,082	30,754	78,930	58,352
Total revenues	1,799,914	1,280,291	3,232,492	2,413,589

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,374,509	953,280	2,463,838	1,794,425
Land sale cost of revenues	4,403	5,312	6,430	18,691
	1,378,912	958,592	2,470,268	1,813,116
Financial Services expenses	26,180	20,767	52,298	43,308
Selling, general, and administrative expenses	192,333	130,119	383,348	291,431
Other expense (income), net	12,909	3,186	18,785	2,303
Income before income taxes	189,580	167,627	307,793	263,431
Income tax expense	71,820	64,303	106,733	105,136
Net income	$117,760	$103,324	$201,060	$158,295

Per share:
Basic earnings	$0.34	$0.28	$0.58	$0.43
Diluted earnings	$0.34	$0.28	$0.57	$0.43
Cash dividends declared	$0.09	$0.08	$0.18	$0.16

Number of shares used in calculation:
Basic	345,240	361,009	346,528	363,863
Effect of dilutive securities	2,759	3,232	2,710	3,297
Diluted	347,999	364,241	349,238	367,160

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$117,760	$103,324	$201,060	$158,295

Other comprehensive income, net of tax:
Change in value of derivatives	20	21	41	42
Other comprehensive income	20	21	41	42

Comprehensive income	$117,780	$103,345	$201,101	$158,337

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	67	—	742	—	—	742
Share issuances, net of cancellations	499	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(62,747)	(62,747)
Share repurchases	(5,819)	(58)	—	—	(100,748)	(100,806)
Share-based compensation	—	—	12,209	—	—	12,209
Excess tax benefits (deficiencies) from share-based awards	—	—	(563)	—	—	(563)
Net income	—	—	—	—	201,060	201,060
Other comprehensive income	—	—	—	41	—	41
Shareholders' Equity, June 30, 2016	343,896	$3,438	$3,115,041	$(568)	$1,700,206	$4,818,117

Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	620	6	7,216	—	—	7,222
Share issuances, net of cancellations	442	4	7,419	—	—	7,423
Dividends declared	—	—	8	—	(58,235)	(58,227)
Share repurchases	(15,702)	(157)	—	—	(321,909)	(322,066)
Share-based compensation	—	—	10,233	—	—	10,233
Excess tax benefits (deficiencies) from share-based awards	—	—	(1,617)	—	—	(1,617)
Net income	—	—	—	—	158,295	158,295
Other comprehensive income	—	—	—	42	—	42
Shareholders' Equity, June 30, 2015	354,819	$3,548	$3,096,255	$(648)	$1,507,104	$4,606,259

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$201,060	$158,295
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	117,783	103,059
Depreciation and amortization	26,705	21,853
Share-based compensation expense	16,906	14,654
Other, net	9,790	9,319
Increase (decrease) in cash due to:
Restricted cash	(5,210)	(4,526)
Inventories	(810,417)	(485,676)
Residential mortgage loans available-for-sale	78,460	70,123
Other assets	(15,506)	(57,054)
Accounts payable, accrued and other liabilities	55,113	(21,150)
Net cash provided by (used in) operating activities	(325,316)	(191,103)
Cash flows from investing activities:
Capital expenditures	(21,044)	(23,115)
Cash used for business acquisition	(430,025)	—
Other investing activities, net	(8,296)	14,650
Net cash used in investing activities	(459,365)	(8,465)
Cash flows from financing activities:
Proceeds from debt issuance	986,084	—
Repayments of debt	(484,974)	(237,994)
Borrowings under revolving credit facility	358,000	—
Repayments under revolving credit facility	(358,000)	—
Financial Services borrowings (repayments)	(78,320)	(20,970)
Stock option exercises	742	7,222
Share repurchases	(100,806)	(322,066)
Dividends paid	(63,019)	(59,125)
Net cash provided by (used in) financing activities	259,707	(632,933)
Net increase (decrease) in cash and equivalents	(524,974)	(832,501)
Cash and equivalents at beginning of period	754,161	1,292,862
Cash and equivalents at end of period	$229,187	$460,361

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(14,671)	$(1,911)
Income taxes paid (refunded), net	$(5,457)	$(1,685)

See accompanying Notes to Condensed Consolidated Financial Statements.

1. Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

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

Business acquisition

We acquired substantially all of the assets of JW Homes ("Wieland") in January 2016, for $430.0 million in cash and the assumption of certain payables related to such assets. The acquired net assets were located in Atlanta, Charleston, Charlotte, Nashville, and Raleigh, and included approximately 7,000 lots, including 375 homes in inventory, and control of approximately 1,300 lots through land option contracts. We also assumed a sales order backlog of 317 homes. The acquired net assets were recorded at their estimated fair values and resulted in goodwill of $40.1 million and separately identifiable intangible assets of $18.0 million comprised of the John Wieland Homes and Neighborhoods tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Write-off of deposits and pre-acquisition costs	$7,414	$1,241	$10,454	$3,110
Lease exit and related costs	7,311	336	5,946	222
Amortization of intangible assets	3,450	3,225	6,900	6,450
Interest income	(849)	(856)	(1,772)	(1,955)
Interest expense	186	208	360	395
Equity in earnings of unconsolidated entities	(3,829)	(1,164)	(4,004)	(2,271)
Miscellaneous, net	(774)	196	901	(3,648)
	$12,909	$3,186	$18,785	$2,303

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, and unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded 2.3 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for both the three and six months ended June 30, 2016, respectively, and 4.3 million and 4.5 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for the three and six months ended June 30, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$117,760	$103,324	$201,060	$158,295
Less: earnings distributed to participating securities	(283)	(185)	(568)	(373)
Less: undistributed earnings allocated to participating securities	(791)	(475)	(1,064)	(647)
Numerator for basic earnings per share	$116,686	$102,664	$199,428	$157,275
Add back: undistributed earnings allocated to participating securities	791	475	1,064	647
Less: undistributed earnings reallocated to participating securities	(785)	(471)	(1,055)	(641)
Numerator for diluted earnings per share	$116,692	$102,668	$199,437	$157,281

Denominator:
Basic shares outstanding	345,240	361,009	346,528	363,863
Effect of dilutive securities	2,759	3,232	2,710	3,297
Diluted shares outstanding	347,999	364,241	349,238	367,160

Earnings per share:
Basic	$0.34	$0.28	$0.58	$0.43
Diluted	$0.34	$0.28	$0.57	$0.43

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2016 and December 31, 2015, residential mortgage loans available-for-sale had an aggregate fair value of $364.0 million and $442.7 million, respectively, and an aggregate outstanding principal balance of $348.7 million and $429.6 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.4 million and $(0.9) million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $(0.8) million for the six months ended June 30, 2016 and 2015. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $25.8 million and $17.6 million for the three months ended June 30, 2016 and 2015, respectively, and $47.3 million and $33.8 million for the six months ended June 30, 2016 and 2015, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2016 and December 31, 2015, we had aggregate interest rate lock commitments of $320.8 million and $208.2 million, respectively, which were originated at interest rates prevailing at the date of commitment.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we execute an interest rate lock until the time the loan is sold to an investor. At June 30, 2016 and December 31, 2015, we had unexpired forward contracts of $574.0 million and $525.0 million, respectively, and whole loan investor commitments of $65.6 million and $77.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments and residential mortgage loans available-for-sale are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 60 days. The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	June 30, 2016		December 31, 2015
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,591	$111	$5,854	$280
Forward contracts	401	6,735	1,178	840
Whole loan commitments	111	414	358	345
	$12,103	$7,260	$7,390	$1,465

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers". The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued, or is preparing to issue, a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes on the statement of cash flows will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. We are currently evaluating the impact that the standard will have on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology and also requires that credit losses from available-for-sale debt securities be presented as an allowance instead of a write-down. ASU 2016-13 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application on adoption. We are currently evaluating the impact the standard will have on our financial statements.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2016	December 31, 2015
Homes under construction	$2,058,479	$1,408,260
Land under development	3,704,857	3,259,066
Raw land	866,128	782,732
	$6,629,464	$5,450,058

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest in inventory, beginning of period	$158,653	$166,887	$149,498	$167,638
Interest capitalized	38,231	31,296	73,515	62,099
Interest expensed	(29,396)	(33,799)	(55,525)	(65,353)
Interest in inventory, end of period	$167,488	$164,384	$167,488	$164,384

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2016 or December 31, 2015 because we determined that we were not the VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2016 and December 31, 2015 ($000’s omitted):

	June 30, 2016		December 31, 2015
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$80,063	$928,327	$77,641	$1,064,506
Other land options	98,744	1,165,813	84,478	981,687
	$178,807	$2,094,140	$162,119	$2,046,193

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Northeast	$152,517	$137,181	$271,171	$248,334
Southeast (a)	387,675	245,250	682,101	431,038
Florida	283,440	208,740	553,281	411,802
Midwest	286,649	227,489	476,541	406,141
Texas	255,471	185,489	468,763	362,988
West	391,080	245,388	701,705	494,934
	1,756,832	1,249,537	3,153,562	2,355,237
Financial Services	43,082	30,754	78,930	58,352
Consolidated revenues	$1,799,914	$1,280,291	$3,232,492	$2,413,589

Income before income taxes:
Northeast	$19,238	$15,330	$28,828	$24,857
Southeast (a)	40,758	39,871	60,528	64,495
Florida	44,353	39,315	84,655	72,539
Midwest	26,253	14,630	31,873	15,810
Texas	36,223	24,488	64,740	47,278
West	41,829	32,441	75,336	63,521
Other homebuilding (b)	(36,108)	(8,435)	(64,981)	(40,113)
	172,546	157,640	280,979	248,387
Financial Services	17,034	9,987	26,814	15,044
Consolidated income before income taxes	$189,580	$167,627	$307,793	$263,431

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. For the three and six months ended June 30, 2015, Other homebuilding also includes a reserve reversal of $26.9 million resulting from a favorable legal settlement.

	Operating Data by Segment
	($000's omitted)
	June 30, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$215,519	$307,440	$122,107	$645,066	$783,163
Southeast (a)	376,012	554,662	230,502	1,161,176	1,263,995
Florida	288,038	641,869	164,140	1,094,047	1,238,973
Midwest	303,569	435,719	62,252	801,540	859,922
Texas	234,589	367,399	85,593	687,581	782,448
West	614,600	1,186,901	175,141	1,976,642	2,185,570
Other homebuilding (b)	26,152	210,867	26,393	263,412	1,957,860
	2,058,479	3,704,857	866,128	6,629,464	9,071,931
Financial Services	—	—	—	—	435,125
	$2,058,479	$3,704,857	$866,128	$6,629,464	$9,507,056

	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (b)	18,351	198,566	25,204	242,121	2,628,687
	1,408,260	3,259,066	782,732	5,450,058	8,447,907
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$8,956,896

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2016	December 31, 2015
6.500% unsecured senior notes due May 2016 (a)	—	465,245
7.625% unsecured senior notes due October 2017 (b)	123,000	123,000
4.250% unsecured senior notes due March 2021 (a)	300,000	—
5.500% unsecured senior notes due March 2026 (a)	700,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(19,179)	(12,163)
Total senior notes	$2,103,821	$1,576,082
Estimated fair value	$2,204,630	$1,643,651

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

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

In February 2016 we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. The net proceeds from the senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. The notes are senior unsecured obligations and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provides for an increase in our maximum borrowings from $500.0 million to $750.0 million and extends the maturity date from July 2017 to June 2019.  The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at June 30, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $227.2 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at June 30, 2016 and December 31, 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.
Term loan

On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by the same wholly-owned subsidiaries as under the Revolving Credit Agreement. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of June 30, 2016, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $17.2 million at June 30, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to four years, are collateralized by the land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2016. The Repurchase Agreement's borrowing capacity was $310.0 million through January 18, 2016, after which it decreased to $175.0 million through June 26, 2016, at which time it increased to $200.0 million, which is effective through the maturity date. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $189.6 million and $267.9 million outstanding under the Repurchase Agreement at June 30, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the six months ended June 30, 2016, we declared cash dividends totaling $62.7 million and repurchased 5.6 million shares under our repurchase authorization for a total of $97.7 million. During the six months ended June 30, 2015, we declared cash dividends totaling $58.2 million and repurchased 15.3 million shares under our repurchase authorization for a total of $313.0 million. At June 30, 2016, we had remaining authorization to repurchase $507.1 million of common shares. On July 20, 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization, raising our total authorization to $1.5 billion. We plan to repurchase $250.0 million of shares in each of the third and fourth quarters of 2016 and $1.0 billion of shares in 2017.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2016 and 2015, employees surrendered shares valued at $3.1 million and $9.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2016 was 37.9% and 34.7%, respectively, compared to 38.4% and 39.9%, respectively, for the same periods in 2015. Our effective tax rate for the current year differed from the federal statutory tax rate primarily due to state income taxes on current year earnings and the favorable resolution of certain state income tax matters.  For the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and adjustments to deferred taxes due to changes in state laws and business operations.

At June 30, 2016 and December 31, 2015, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $1.3 billion and $1.4 billion, respectively. The accounting for deferred taxes is based upon estimates of future results.  Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At June 30, 2016 and December 31, 2015, we had $22.5 million and $39.0 million, respectively, of gross unrecognized tax benefits and $11.9 million and $17.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $18.5 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

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

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2016	December 31, 2015

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$364,004	$442,715
Interest rate lock commitments	Level 2	11,480	5,574
Forward contracts	Level 2	(6,334)	338
Whole loan commitments	Level 2	(303)	13

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,052

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$255,671	$775,435
Financial Services debt	Level 2	189,557	267,877
Term loan	Level 2	500,000	500,000
Senior notes	Level 2	2,204,630	1,643,651

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.1 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively.

8. Commitments and contingencies

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Liabilities, beginning of period	$47,093	$58,226	$46,381	$58,222
Reserves provided (released), net	(99)	81	767	139
Payments	(11,049)	(69)	(11,203)	(123)
Liabilities, end of period	$35,945	$58,238	$35,945	$58,238

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $227.2 million and $1.1 billion, respectively, at June 30, 2016 and $191.3 million and $1.0 billion, respectively, at December 31, 2015. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Warranty liabilities, beginning of period	$60,936	$57,401	$61,360	$65,389
Reserves provided	14,204	11,170	26,523	20,011
Payments	(13,101)	(14,648)	(25,844)	(31,477)
Other adjustments	(200)	579	(200)	579
Warranty liabilities, end of period	$61,839	$54,502	$61,839	$54,502

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

Our recorded reserves for all such claims totaled $707.3 million and $692.1 million at June 30, 2016 and December 31, 2015, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 64% and 65% of the total general liability reserves at June 30, 2016 and December 31, 2015, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

During the three months ended June 30, 2015, we recorded a general liability reserve reversal of $26.9 million resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$692,980	$720,767	$692,053	$710,245
Reserves provided, net	25,317	(9,386)	45,068	6,446
Payments	(10,991)	(11,248)	(29,815)	(16,558)
Balance, end of period	$707,306	$700,133	$707,306	$700,133

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $136.7 million and $130.2 million at June 30, 2016 and December 31, 2015, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. Currently, we are the plaintiff in litigation with certain of our insurance carriers in regard to $108.1 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies.

We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$166,389	$62,798	$—	$229,187
Restricted cash	—	25,001	1,483	—	26,484
House and land inventory	—	6,583,222	46,242	—	6,629,464
Land held for sale	—	85,271	510	—	85,781
Residential mortgage loans available- for-sale	—	—	364,004	—	364,004
Investments in unconsolidated entities	99	47,569	4,832	—	52,500
Other assets	22,145	533,458	125,565	—	681,168
Intangible assets	—	161,372	—	—	161,372
Deferred tax assets, net	1,274,468	—	2,628	—	1,277,096
Investments in subsidiaries and intercompany accounts, net	6,237,109	(264,227)	6,614,233	(12,587,115)	—
	$7,533,821	$7,338,055	$7,222,295	$(12,587,115)	$9,507,056
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$78,691	$1,609,312	$174,366	$—	$1,862,369
Income tax liabilities	33,980	—	—	—	33,980
Financial Services debt	—	—	189,557	—	189,557
Term loan	499,212	—	—	—	499,212
Senior notes	2,103,821	—	—	—	2,103,821
Total liabilities	2,715,704	1,609,312	363,923	—	4,688,939
Total shareholders’ equity	4,818,117	5,728,743	6,858,372	(12,587,115)	4,818,117
	$7,533,821	$7,338,055	$7,222,295	$(12,587,115)	$9,507,056

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$638,602	$115,559	$—	$754,161
Restricted cash	—	20,274	1,000	—	21,274
House and land inventory	—	5,450,058	—	—	5,450,058
Land held for sale	—	80,458	1,034	—	81,492
Residential mortgage loans available- for-sale	—	—	442,715	—	442,715
Investments in unconsolidated entities	93	36,499	4,675	—	41,267
Other assets	38,991	531,120	90,724	—	660,835
Intangible assets	—	110,215	—	—	110,215
Deferred tax assets, net	1,392,251	11	2,617	—	1,394,879
Investments in subsidiaries and intercompany accounts, net	5,529,606	465,644	6,293,018	(12,288,268)	—
	$6,960,941	$7,332,881	$6,951,342	$(12,288,268)	$8,956,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,061	$1,558,885	$169,193	$—	$1,798,139
Income tax liabilities	57,050	—	—	—	57,050
Financial Services debt	—	—	267,877	—	267,877
Term loan	498,423	—	—	—	498,423
Senior notes	1,576,082	—	—	—	1,576,082
Total liabilities	2,201,616	1,558,885	437,070	—	4,197,571
Total shareholders’ equity	4,759,325	5,773,996	6,514,272	(12,288,268)	4,759,325
	$6,960,941	$7,332,881	$6,951,342	$(12,288,268)	$8,956,896

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,746,484	$5,398	$—	$1,751,882
Land sale revenues	—	3,893	1,057	—	4,950
	—	1,750,377	6,455	—	1,756,832
Financial Services	—	—	43,082	—	43,082
	—	1,750,377	49,537	—	1,799,914
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,369,003	5,506	—	1,374,509
Land sale cost of revenues	—	3,505	898	—	4,403
	—	1,372,508	6,404	—	1,378,912
Financial Services expenses	—	137	26,043	—	26,180
Selling, general, and administrative expenses	—	184,515	7,818	—	192,333
Other expense (income), net	170	20,759	(8,020)	—	12,909
Intercompany interest	490	2,035	(2,525)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(660)	170,423	19,817	—	189,580
Income tax expense (benefit)	(246)	64,415	7,651	—	71,820
Income (loss) before equity in income (loss) of subsidiaries	(414)	106,008	12,166	—	117,760
Equity in income (loss) of subsidiaries	118,174	2,869	73,975	(195,018)	—
Net income (loss)	117,760	108,877	86,141	(195,018)	117,760
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$117,780	$108,877	$86,141	$(195,018)	$117,780

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,243,077	$—	$—	$1,243,077
Land sale revenues	—	6,460	—	—	6,460
	—	1,249,537	—	—	1,249,537
Financial Services	—	—	30,754	—	30,754
	—	1,249,537	30,754	—	1,280,291
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	953,280	—	—	953,280
Land sale cost of revenues	—	5,312	—	—	5,312
	—	958,592	—	—	958,592
Financial Services expenses	101	(92)	20,758	—	20,767
Selling, general, and administrative expenses	—	129,457	662	—	130,119
Other expense (income), net	198	3,139	(151)	—	3,186
Intercompany interest	(6,781)	9,269	(2,488)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	6,482	149,172	11,973	—	167,627
Income tax expense (benefit)	2,462	57,270	4,571	—	64,303
Income (loss) before equity in income (loss) of subsidiaries	4,020	91,902	7,402	—	103,324
Equity in income (loss) of subsidiaries	99,304	7,332	92,596	(199,232)	—
Net income (loss)	103,324	99,234	99,998	(199,232)	103,324
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$103,345	$99,234	$99,998	$(199,232)	$103,345

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,139,743	$6,382	$—	$3,146,125
Land sale revenues	—	5,903	1,534	—	7,437
	—	3,145,646	7,916	—	3,153,562
Financial Services	—	—	78,930	—	78,930
	—	3,145,646	86,846	—	3,232,492
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,456,168	7,670	—	2,463,838
Land sale cost of revenues	—	5,148	1,282	—	6,430
	—	2,461,316	8,952	—	2,470,268
Financial Services expenses	—	260	52,038	—	52,298
Selling, general, and administrative expenses	—	372,097	11,251	—	383,348
Other expense (income), net	340	30,434	(11,989)	—	18,785
Intercompany interest	1,000	4,219	(5,219)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,340)	277,320	31,813	—	307,793
Income tax expense (benefit)	(509)	94,983	12,259	—	106,733
Income (loss) before equity in income (loss) of subsidiaries	(831)	182,337	19,554	—	201,060
Equity in income (loss) of subsidiaries	201,891	9,879	185,893	(397,663)	—
Net income (loss)	201,060	192,216	205,447	(397,663)	201,060
Other comprehensive income	41	—	—	—	41
Comprehensive income (loss)	$201,101	$192,216	$205,447	$(397,663)	$201,101

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,331,235	$—	$—	$2,331,235
Land sale revenues	—	24,002	—	—	24,002
	—	2,355,237	—	—	2,355,237
Financial Services	—	—	58,352	—	58,352
	—	2,355,237	58,352	—	2,413,589
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,794,425	—	—	1,794,425
Land sale cost of revenues	—	18,691	—	—	18,691
	—	1,813,116	—	—	1,813,116
Financial Services expenses	288	(261)	43,281	—	43,308
Selling, general, and administrative expenses	—	290,285	1,146	—	291,431
Other expense (income), net	373	2,431	(501)	—	2,303
Intercompany interest	943	3,847	(4,790)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,604)	245,819	19,216	—	263,431
Income tax expense (benefit)	(609)	98,365	7,380	—	105,136
Income (loss) before equity in income (loss) of subsidiaries	(995)	147,454	11,836	—	158,295
Equity in income (loss) of subsidiaries	159,290	11,669	144,659	(315,618)	—
Net income (loss)	158,295	159,123	156,495	(315,618)	158,295
Other comprehensive income	42	—	—	—	42
Comprehensive income (loss)	$158,337	$159,123	$156,495	$(315,618)	$158,337

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$143,228	$(548,580)	$80,036	$—	$(325,316)
Cash flows from investing activities:
Capital expenditures	—	(19,736)	(1,308)	—	(21,044)
Cash used for business acquisitions	—	(430,025)	—	—	(430,025)
Other investing activities, net	(6)	(10,346)	2,056	—	(8,296)
Net cash provided by (used in) investing activities	(6)	(460,107)	748	—	(459,365)
Cash flows from financing activities:
Proceeds from debt issuance	986,084	—	—	—	986,084
Repayments of debt	(465,245)	(19,729)	—	—	(484,974)
Borrowings under revolving credit facility	358,000	—	—	—	358,000
Repayments under revolving credit facility	(358,000)	—	—	—	(358,000)
Financial Services borrowings (repayments)	—	—	(78,320)	—	(78,320)
Stock option exercises	742	—	—	—	742
Share repurchases	(100,806)	—	—	—	(100,806)
Dividends paid	(63,019)	—	—	—	(63,019)
Intercompany activities, net	(500,978)	556,203	(55,225)	—	—
Net cash provided by (used in) financing activities	(143,222)	536,474	(133,545)	—	259,707
Net increase (decrease) in cash and equivalents	—	(472,213)	(52,761)	—	(524,974)
Cash and equivalents at beginning of period	—	638,602	115,559	—	754,161
Cash and equivalents at end of period	$—	$166,389	$62,798	$—	$229,187

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$65,947	$(325,154)	$68,104	$—	$(191,103)
Cash flows from investing activities:
Capital expenditures	—	(20,871)	(2,244)	—	(23,115)
Other investing activities, net	3,710	1,031	9,909	—	14,650
Net cash provided by (used in) investing activities	3,710	(19,840)	7,665	—	(8,465)
Cash flows from financing activities:
Repayments of debt	(237,994)	—	—	—	(237,994)
Financial Services borrowings (repayments)	—	—	(20,970)	—	(20,970)
Stock option exercises	7,222	—	—	—	7,222
Share repurchases	(322,066)	—	—	—	(322,066)
Dividends paid	(59,125)	—	—	—	(59,125)
Intercompany activities, net	534,852	(408,588)	(126,264)	—	—
Net cash provided by (used in) financing activities	(77,111)	(408,588)	(147,234)	—	(632,933)
Net increase (decrease) in cash and equivalents	(7,454)	(753,582)	(71,465)	—	(832,501)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$403,725	$56,636	$—	$460,361

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Industry-wide new home sales continue to pace below historical averages, though improving demand conditions in the overall U.S. housing market generally continued through the first half of 2016. We remain pleased with the overall demand for new homes, which continues along a sustained, but slow recovery path supported by favorable demographics, ongoing employment and wage gains, low interest rates, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.

We have looked toward 2016 as a year where we would begin adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 22% in the first half of 2016, as compared to the prior year, and our backlog increasing by 21% to $3.7 billion as of June 30, 2016, while also continuing to realize solid gross margin performance through our focus on community locations, strategic pricing, and construction efficiencies.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before income taxes:
Homebuilding	$172,546	$157,640	$280,979	$248,387
Financial Services	17,034	9,987	26,814	15,044
Income before income taxes	189,580	167,627	307,793	263,431
Income tax expense	71,820	64,303	106,733	105,136
Net income	$117,760	$103,324	$201,060	$158,295
Per share data - assuming dilution:
Net income	$0.34	$0.28	$0.57	$0.43

•
Homebuilding income before income taxes for the three and six months ended June 30, 2016 increased compared with the prior year period as the result of higher revenues stemming from increased volume and a higher average selling price. The revenue increase was partially offset by lower gross margins and higher overhead costs, both of which were partially attributable to the assets acquired from Wieland in January 2016 (see Note 1). Additionally, the three and six months ended June 30, 2015, include a reserve reversal of $26.9 million resulting from a favorable legal settlement (see Note 8).

•
Financial Services income before income taxes for the three and six months ended June 30, 2016 increased compared with the prior year periods due to an increase in origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were attributable to a higher average loan size combined with a favorable interest rate environment.

•
Our effective tax rate for the three and six months ended June 30, 2016 was 37.9% and 34.7%, respectively, which includes the favorable resolution of certain state income tax matters, compared to 38.4% and 39.9%, respectively, for the same periods in 2015, which reflected adjustments to deferred taxes due to changes in state laws and business operations.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Home sale revenues	$1,751,882	41%	$1,243,077	$3,146,125	35%	$2,331,235
Land sale revenues	4,950	(23)%	6,460	7,437	(69)%	24,002
Total Homebuilding revenues	1,756,832	41%	1,249,537	3,153,562	34%	2,355,237
Home sale cost of revenues (a)	1,374,509	44%	953,280	2,463,838	37%	1,794,425
Land sale cost of revenues	4,403	(17)%	5,312	6,430	(66)%	18,691
Selling, general, and administrative expenses ("SG&A") (b)	192,333	48%	130,119	383,348	32%	291,431
Other expense (income), net	13,041	309%	3,186	18,967	724%	2,303
Income before income taxes	$172,546	9%	$157,640	$280,979	13%	$248,387

Supplemental data:
Gross margin from home sales	21.5%	(180 bps)	23.3%	21.7%	(130 bps)	23.0%
SG&A as a percentage of home sale revenues	11.0%	50 bps	10.5%	12.2%	(30 bps)	12.5%
Closings (units)	4,772	27%	3,744	8,717	23%	7,109
Average selling price	$367	11%	$332	$361	10%	$328
Net new orders (c):
Units	5,697	11%	5,118	11,349	11%	10,257
Dollars	$2,142,024	21%	$1,766,848	$4,255,995	22%	$3,475,238
Cancellation rate	14%		13%	14%		12%
Active communities at June 30				700	11%	630
Backlog at June 30:
Units				9,679	8%	8,998
Dollars				$3,749,299	21%	$3,087,862

(a)	Includes the amortization of capitalized interest.

(b)	Includes a reserve reversal of $26.9 million for the three and six months ended June 30, 2015, resulting from a favorable legal settlement (see Note 8).

(c)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2016 were higher than the prior year periods by $508.8 million and $814.9 million, respectively. For the three months ended June 30, 2016, the 41% increase was attributable to an 11% increase in average selling price and a 27% increase in closings. For the six months ended June 30, 2016, the 35% increase was attributable to a 10% increase in average selling price and a 23% increase in closings, both of which include the communities acquired from Wieland during the period. For the three months ended June 30, 2016, such communities contributed 6% to the growth in revenue, 4% to the growth in closings and 2% to the increase in average selling price. For the six months ended June 30, 2016, the communities acquired from Wieland contributed 5% to the growth in revenue, 4% to the growth in closings and 1% to the increase in average selling price. Excluding the communities acquired from Wieland, the increase in closings reflects the significant investments we are making in opening new communities combined with improved demand. The higher average selling price for both the three and six months ended June 30, 2016 reflects an ongoing shift toward move-up buyers, the inclusion of higher-priced homes offered in Wieland communities, and generally stable market conditions.

Home sale gross margins

Home sale gross margins were 21.5% and 21.7% for the three and six months ended June 30, 2016, respectively, compared to 23.3% and 23.0% for the three and six months ended June 30, 2015, respectively. The assets acquired from Wieland contributed 70 basis points to this decrease for both periods, primarily as the result of required fair value adjustments associated with the acquired homes in production and related lots. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions, and lower amortized interest costs (1.7% and 1.8% for the three and six months ended June 30, 2016, respectively, compared to 2.7% and 2.8% for the same periods in 2015), offset by higher house construction and land costs. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years. We anticipate that our amortized interest costs as a percentage of revenues will remain below 2015 levels for the remainder of 2016, even after consideration of the offering of senior notes completed in February 2016 (see Note 4).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, compared to $1.1 million and $5.3 million for the three and six months ended June 30, 2015, respectively.

SG&A

SG&A as a percentage of home sale revenues was 11.0% and 12.2% for the three and six months ended June 30, 2016, respectively, compared with 10.5% and 12.5% for the three and six months ended June 30, 2015, respectively. The gross dollar amount of our SG&A increased $62.2 million, or 48%, for the three months ended June 30, 2016 compared to June 30, 2015, and $91.9 million, or 31.5%, for the six months ended June 30, 2016. The three and six months ended June 30, 2015, benefited from a reserve reversal of $26.9 million resulting from a favorable legal settlement (see Note 8). Excluding this reserve reversal, the increase in gross dollar SG&A reflects the addition of field resources and other variable costs related to increased production volumes combined with higher costs related to healthcare and professional fees. Additionally, SG&A for the six months ended June 30, 2016 reflects the impact of transaction ($4.0 million) and integration costs associated with the assets acquired from Wieland in January 2016.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $3.8 million and $4.0 million for the three and six months ended June 30, 2016, respectively, compared with $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Write-off of deposits and pre-acquisition costs	$7,414	$1,241	$10,454	$3,110
Lease exit and related costs	7,311	336	5,946	222
Amortization of intangible assets	3,450	3,225	6,900	6,450
Interest income	(849)	(856)	(1,772)	(1,955)
Interest expense	186	208	360	395
Equity in earnings of unconsolidated entities	(3,829)	(1,164)	(4,004)	(2,271)
Miscellaneous, net	(642)	196	1,083	(3,648)
	$13,041	$3,186	$18,967	$2,303
The increase in write-offs of deposits and pre-acquisition costs for the three and six months ended June 30, 2016 related primarily to one project in California that we elected to not complete. The increase in lease exit and related costs for the three and six months ended June 30, 2016 resulted from the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

Net new orders

Net new order units increased 11% for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. For the three months ended June 30, 2016, the communities acquired from Wieland contributed to this growth in units by 3%. For the six months ended June 30, 2016, net new order units increased by 11%. Wieland's contribution to this growth was 3%. Excluding the Wieland assets, our growth in net new order units resulted from the higher number of active communities. Net new orders in dollars increased by 21% and 22% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% for both the three and six months ended June 30, 2016, respectively, compared to 13% and 12% for the same periods in 2015. Ending backlog units and dollars, which represent orders for homes that have not yet closed, increased 8% and 21%, respectively, at June 30, 2016 compared with June 30, 2015, as a result of the higher net new order volume. The growth in backlog dollars was also impacted by the higher average selling price.

Homes in production

The following is a summary of our homes in production at June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
Sold	6,673	5,635
Unsold
Under construction	1,459	830
Completed	555	314
	2,014	1,144
Models	1,084	988
Total	9,771	7,767

The number of homes in production at June 30, 2016 was 26% higher than at June 30, 2015 due to a number of factors, including the higher net new order volume and backlog and a decision to purposefully increase the number of unsold homes under construction ("spec homes"). The increase in spec homes reflects our intention to achieve a more even production cycle over the course of 2016 compared with 2015. Though inventory levels will fluctuate throughout the year, we expect our overall level of spec home starts to moderate over the year. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,376	4,518	10,894	6,361	4,114	10,475
Southeast (a)	16,916	7,790	24,706	11,161	7,933	19,094
Florida	22,035	8,044	30,079	21,230	9,636	30,866
Midwest	12,834	7,449	20,283	13,093	6,985	20,078
Texas	13,455	8,398	21,853	13,308	7,052	20,360
West	30,795	4,643	35,438	30,766	6,440	37,206
Total	102,411	40,842	143,253	95,919	42,160	138,079

Developed (%)	28%	17%	25%	28%	12%	23%

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Of our controlled lots, 102,411 and 95,919 were owned and 40,842 and 42,160 were controlled under land option agreements at June 30, 2016 and December 31, 2015, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.1 billion at June 30, 2016. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $178.8 million at June 30, 2016, of which $7.9 million is refundable.

Homebuilding Segment Operations

As of June 30, 2016, we conducted our operations in 48 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Home sale revenues:
Northeast	$152,482	11%	$136,931	$271,136	10%	$246,694
Southeast (a)	386,626	58%	245,251	680,050	58%	431,039
Florida	280,678	35%	207,856	550,379	34%	410,396
Midwest	286,231	28%	223,636	475,378	18%	401,510
Texas	254,785	37%	185,489	467,477	29%	361,935
West	391,080	60%	243,914	701,705	46%	479,661
	$1,751,882	41%	$1,243,077	$3,146,125	35%	$2,331,235
Income (loss) before income taxes:
Northeast	$19,238	25%	$15,330	$28,828	16%	$24,857
Southeast (a)	40,758	2%	39,871	60,528	(6)%	64,495
Florida	44,353	13%	39,315	84,655	17%	72,539
Midwest	26,253	79%	14,630	31,873	102%	15,810
Texas	36,223	48%	24,488	64,740	37%	47,278
West	41,829	29%	32,441	75,336	19%	63,521
Other homebuilding (b)	(36,108)	(328)%	(8,435)	(64,981)	(62)%	(40,113)
	$172,546	9%	$157,640	$280,979	13%	$248,387
Closings (units):
Northeast	310	(2)%	316	572	1%	564
Southeast (a)	1,025	33%	772	1,851	34%	1,384
Florida	767	28%	597	1,512	26%	1,198
Midwest	786	19%	659	1,338	9%	1,228
Texas	923	22%	754	1,698	13%	1,500
West	961	49%	646	1,746	41%	1,235
	4,772	27%	3,744	8,717	23%	7,109
Average selling price:
Northeast	$492	14%	$433	$474	8%	$437
Southeast (a)	377	19%	318	367	18%	311
Florida	366	5%	348	364	6%	343
Midwest	364	7%	339	355	9%	327
Texas	276	12%	246	275	14%	241
West	407	8%	378	402	3%	388
	$367	11%	$332	$361	10%	$328

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

(b)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Other homebuilding for the three and six months ended June 30, 2015, also includes a reserve reversal of $26.9 million resulting from a favorable legal settlement (see Note 8).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Net new orders - units:
Northeast	352	(21)%	443	730	(17)%	880
Southeast (a)	1,016	(2)%	1,041	2,068	4%	1,979
Florida	1,011	26%	805	1,934	13%	1,716
Midwest	1,059	28%	830	2,053	29%	1,593
Texas	1,036	4%	993	2,157	2%	2,110
West	1,223	22%	1,006	2,407	22%	1,979
	5,697	11%	5,118	11,349	11%	10,257
Net new orders - dollars:
Northeast	$175,454	(8)%	$191,046	$362,730	(6)%	$387,302
Southeast (a)	387,650	11%	347,934	783,978	22%	643,040
Florida	380,573	32%	287,358	719,258	16%	617,613
Midwest	381,611	28%	299,162	743,752	30%	573,717
Texas	287,055	7%	269,089	593,633	10%	541,082
West	529,681	42%	372,259	1,052,644	48%	712,484
	$2,142,024	21%	$1,766,848	$4,255,995	22%	$3,475,238
Cancellation rates:
Northeast	11%		10%	10%		10%
Southeast (a)	14%		8%	13%		8%
Florida	11%		11%	11%		10%
Midwest	11%		12%	11%		12%
Texas	17%		17%	16%		15%
West	19%		17%	16%		15%
	14%		13%	14%		12%
Unit backlog:
Northeast				602	(23)%	777
Southeast (a)				1,679	7%	1,563
Florida				1,696	12%	1,520
Midwest				1,804	16%	1,553
Texas				1,804	(4)%	1,883
West				2,094	23%	1,702
				9,679	8%	8,998
Backlog dollars:
Northeast				$303,127	(15)%	$356,584
Southeast (a)				690,357	35%	513,034
Florida				659,161	18%	557,185
Midwest				650,735	20%	542,244
Texas				501,816	2%	490,571
West				944,103	50%	628,244
				$3,749,299	21%	$3,087,862

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Northeast

For the second quarter of 2016, Northeast home sale revenues increased 11% compared with the prior year period due to a 14% increase in the average selling price offset by a 2% decrease in closings. The increase in average selling price was mainly in the Northeast Corridor and New England. The decrease in closings occurred mainly in Northeast Corridor and New England, while the Mid-Atlantic increased. Net new orders decreased 21%, primarily in the Northeast Corridor and Mid-Atlantic.

For the six months ended June 30, 2016, Northeast home sale revenues increased 10% compared with the prior year period due to a 1% increase in closings and an 8% increase in the average selling price. The increase in closings was concentrated in the Northeast Corridor and the Mid-Atlantic, and the increase in average selling price occurred across all divisions. The increased income before income taxes resulted from higher revenues and gross margins. Net new orders decreased 17% reflecting reduced order levels across all divisions.

Southeast

In 2016, the Southeast was significantly impacted by the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1). For the second quarter of 2016, Southeast home sale revenues increased 58% compared with the prior year period due to a 19% increase in the average selling price combined with a 33% increase in closings. The increase in average selling price and the increase in closing volumes occurred across all divisions, and are largely due to contributions from the assets acquired from Wieland. Income before income taxes increased slightly due to increased revenues and gross margins. Net new orders decreased 2%, primarily due to lower order levels in Raleigh and Charlotte.

For the six months ended June 30, 2016, Southeast home sale revenues increased 58% compared with the prior year as the result of an increase in closings and average selling prices of 34% and 18%, respectively. These increases are largely due to contributions from the assets acquired from Wieland. Excluding those closings, revenues still increased significantly compared with the prior year, and occurred across all operating divisions. Income before income taxes decreased 6% as result of transaction ($4.0 million) and integration costs associated with the assets acquired from Wieland. Net new orders increased 4%, primarily due to the assets acquired from Wieland.

Florida

For the second quarter of 2016, Florida home sale revenues increased 35% compared with the prior year period due to a 28% increase in closings combined with a 5% increase in the average selling price. The increase in closings and average selling price occurred across all divisions. Income before income taxes increased primarily due to the higher revenues. Net new orders increased 26%, reflecting improved order levels across all divisions.

For the six months ended June 30, 2016, Florida home sale revenues increased 34% compared with the prior year period due to a 6% increase in the average selling price combined with a 26% increase in closings. Income before income taxes increased primarily due to the higher revenues. Net new orders increased 13% due largely to a greater number of active communities in North Florida.

Midwest

For the second quarter of 2016, Midwest home sale revenues increased 28% compared with the prior year period due to a 7% increase in average selling price combined with a 19% increase in closings. The higher revenues occurred across all divisions. The increased revenues led to an increase in income before income taxes. Net new orders increased 28% on a 7% increase in active communities. Net new orders increased across all divisions.

For the six months ended June 30, 2016, Midwest home sale revenues increased 18% compared with the prior year period due to a 9% increase in average selling price combined with a 9% increase in closings. The higher revenues occurred across all divisions. Net new orders increased across all divisions.

Texas

For the second quarter of 2016, Texas home sale revenues increased 37% compared with the prior year period due to a 22% increase in closings combined with a 12% increase in the average selling price. The increase in average selling price was broad-based across all divisions, with the exception of Houston, where we experienced a mix shift towards first-time home buyers. The increase in closings occurred across all divisions, but primarily in Central Texas and Dallas. The increased revenues and increased closings led to an increase in income before income taxes. Net new orders increased overall by 4%, primarily in Central Texas offset by decreases in Dallas and San Antonio.

For the six months ended June 30, 2016, Texas home sale revenues increased 29% compared with the prior year period due to a 13% increase in closings combined with a 14% increase in the average selling price. The increase in average selling price was broad-based across all divisions, while the increase in closings occurred across all divisions with the exception of San Antonio. The higher revenues and higher closings led to an increase in income before income taxes. Net new orders increased 2%, with an increase in Dallas and Central Texas offset by softer demand in Houston and San Antonio.

West

For the second quarter of 2016, West home sale revenues increased 60% compared with the prior year period due to a 49% increase in closings combined with an 8% increase in average selling price. The increased closings and higher average selling price occurred across all major geographies. Income before income taxes increased due to higher revenues offset by lower gross margins. Net new orders showed a broad-based increase of 22%, primarily in the Pacific Northwest and partially due to a 13% increase in active communities.

For the six months ended June 30, 2016, West home sale revenues increased 46% compared with the prior year period due to a 41% increase in closings combined with a 3% increase in average selling price. The increased closings and higher average selling price were broad-based. Income before income taxes increased as a result of higher revenues offset by lower gross margins. Net new orders increased 22% and occurred across all divisions. This increase was partially due to the increase in active communities.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Mortgage operations revenues	$33,526	38%	$24,279	$61,842	33%	$46,392
Title services revenues	9,556	48%	6,475	17,088	43%	11,960
Total Financial Services revenues	43,082	40%	30,754	78,930	35%	58,352
Expenses	26,180	26%	20,767	52,298	21%	43,308
Other expense (income), net	(132)	100%	—	(183)	100%	—
Income before income taxes	$17,034	71%	$9,987	$26,814	78%	$15,044
Total originations:
Loans	3,158	26%	2,507	5,706	23%	4,623
Principal	$868,671	37%	$635,153	$1,535,317	34%	$1,149,941

	Six Months Ended
	June 30,
	2016	2015
Supplemental data:
Capture rate	80.8%	82.5%
Average FICO score	750	750
Loan application backlog	$1,986,093	$1,732,702
Funded origination breakdown:
FHA	10%	11%
VA	12%	13%
USDA	1%	1%
Other agency	70%	70%
Total agency	93%	95%
Non-agency	7%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2016 increased 40% and 35%, respectively, when compared to the same periods in 2015. These changes were primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were attributable to a higher average loan size combined with a favorable interest rate environment.

Income before income taxes

Income before income taxes for the three and six months ended June 30, 2016 increased 71% and 78%, respectively, when compared to the prior year periods. This increase resulted primarily from the 40% increase in revenues and better overhead leverage as expenses only increased 26%.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2016 was 37.9% and 34.7%, respectively, compared to 38.4% and 39.9%, respectively, for the same periods in 2015. Our effective tax rate for the current year differed from the federal statutory tax rate primarily due to state income taxes on current year earnings and the favorable resolution of certain state income tax matters. For the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and adjustments to deferred taxes due to changes in state laws and business operations.

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

At June 30, 2016, we had unrestricted cash and equivalents of $229.2 million, senior notes of $2.1 billion, and borrowings of $499.2 million under a term loan (net of discounts and issuance costs). We also had restricted cash balances of $26.5 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 35.1% at June 30, 2016.

Senior unsecured notes

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. The net proceeds from the senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes.

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provides for an increase in our maximum borrowings from $500.0 million to $750.0 million and extends the maturity date from July 2017 to June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at June 30, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $227.2 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at June 30, 2016 and December 31, 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Term loan

On September 30, 2015, we entered into a senior unsecured $500.0 million term loan agreement (the “Term Loan”) with an initial maturity date of January 3, 2017, which can be extended at our option up to 12 months. The interest rate on the Term Loan may be based on either LIBOR or a base rate plus an applicable margin, as defined. Borrowings are interest only with the principal being due at the maturity date and are guaranteed by the same wholly-owned subsidiaries as under the Revolving Credit Facility. The Term Loan contains customary affirmative and negative covenants for loans of this type, including the same financial covenants as under the Revolving Credit Facility. As of June 30, 2016, we were in compliance with all covenants.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $17.2 million at June 30, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in September 2016. The Repurchase Agreement's borrowing capacity was $310.0 million through January 18, 2016, after which it decreased to $175.0 million through June 26, 2016, at which time it increased to $200.0 million, which is effective through the maturity date. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $189.6 million and $267.9 million outstanding under the Repurchase Agreement at June 30, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the six months ended June 30, 2016, we declared cash dividends totaling $62.7 million and repurchased 5.6 million shares under our repurchase authorization for a total of $97.7 million. Such repurchases are reflected as reductions of common stock and retained earnings. At June 30, 2016, we had remaining authorization to repurchase $507.1 million of common shares. On July 20, 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization, raising our total authorization to $1.5 billion. We plan to repurchase $250.0 million of shares in each of the third and fourth quarters of 2016 and $1.0 billion of shares in 2017.

Cash flows

Operating activities

Our net cash used in operating activities for the six months ended June 30, 2016 was $325.3 million, compared with net cash used in operating activities of $191.1 million for the six months ended June 30, 2015. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the six months ended June 30, 2016 was primarily due to a net increase in inventories of $810.4 million resulting from an increase in land acquisition and development investment, combined with a seasonal build of house inventory. These uses of cash were partially offset by our pretax income of $307.8 million combined with a seasonal reduction of $78.5 million in residential mortgage loans available-for-sale.

Our negative cash flow from operations for the six months ended June 30, 2015, was primarily due to a net increase in inventories of $485.7 million resulting from increased investment, partially offset by our pretax income of $263.4 million combined with a seasonal reduction of $70.1 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the six months ended June 30, 2016 was $459.4 million, compared with net cash used by investing activities of $8.5 million for the six months ended June 30, 2015. The cash used in investing activities for the six months ended June 30, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 totaled $259.7 million, compared with net cash used in financing activities of $632.9 million for the six months ended June 30, 2015. The net cash used in financing activities for the six months ended June 30, 2016 resulted primarily from the retirement of $465.2 million of our senior notes that matured in May 2016, the repurchase of 5.6 million common shares for $97.7 million under our repurchase authorization, payment of $63.0 million in cash dividends, and net repayments of $78.3 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale. These uses of cash were offset by the proceeds of the senior unsecured notes issuance for $986.1 million. Net cash used in financing activities for the six months ended ended June 30, 2015 resulted primarily from the retirement of $238.0 million of our senior notes at their scheduled maturity date, $21.0 million of net repayments under the Repurchase Agreement, and the repurchase of 15.3 million common shares for $313.0 million under our repurchase authorization.

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

Contractual Obligations and Commercial Commitments

We issued $1.0 billion of senior unsecured notes in February 2016. The repayment terms are described in Note 4. We also retired $465.2 million of our senior notes that matured in May 2016. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2016, we had outstanding letters of credit totaling $227.2 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at June 30, 2016, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2016, these agreements had an aggregate remaining purchase price of $2.1 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At June 30, 2016, aggregate outstanding debt of unconsolidated joint ventures was $9.8 million, of which our proportionate share was $3.7 million. Of this amount, we provided limited recourse guaranties for less than $0.3 million at June 30, 2016.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2016 ($000’s omitted):

	As of June 30, 2016 for the Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$1,767	$130,660	$—	$3,900	$3,900	$2,000,000	$2,140,227	$2,221,857
Average interest rate	—%	7.33%	—%	5.00%	5.00%	5.92%	6.00%

Variable rate debt (a)	$189,557	$500,000	$—	$—	$—	$—	$689,557	$689,557
Average interest rate	2.81%	1.51%	—%	—%	—%	—%	1.87%

(a) Includes the Pulte Mortgage Repurchase Agreement and the Term Loan. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either June 30, 2016 or December 31, 2015.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the rate of growth in land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon, and as of the date of that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2016 to April 30, 2016	770,567	$18.29	768,783	$540,703	(2)
May 1, 2016 to May 31, 2016	916,023	$18.32	895,638	$524,297	(2)
June 1, 2016 to June 30, 2016	907,443	$18.94	907,443	$507,109	(2)
Total	2,594,033	$18.53	2,571,864

(1)
During the second quarter of 2016, a total of 22,169 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $750.0 million and $300.0 million in October 2014 and December 2015, respectively. During the six months ended June 30, 2016, we repurchased 5.6 million shares for a total of $97.7 million. The share repurchase authorization has $507.1 million remaining as of June 30, 2016. There is no expiration date for this program.

Item 5. Other Information

On July 20, 2016, the Company entered into a letter agreement (the “Agreement”) with Elliott Associates, L.P., a Delaware limited partnership, and Elliott International, L.P., a Cayman Islands limited partnership (collectively, “Elliott”). Pursuant to the Agreement, the Company agreed to (i) expand the size of the Board to 13 members, (ii) appoint each of John Peshkin, Josh Gotbaum and Scott Powers (the “Nominees”) to fill the three director vacancies created, each with a term expiring at the Company’s 2017 annual meeting of shareholders, (iii) subject to certain exceptions, include Josh Gotbaum and Scott Powers on its slate of nominees for election at such meeting and (iv) limit the size of the Board to no more than 13 directors during the one-year period following the date of the Agreement, subject to certain exceptions pursuant to which the Board may be increased to 14 directors.
Under the terms of the Agreement, subject to certain conditions, Elliott agreed to vote, or cause to be voted, all of the Company’s common shares owned by Elliott or its controlling or controlled affiliates (i) in favor of Josh Gotbaum, or such replacement as provided under the Agreement, as a director nominee nominated by the Board at an annual or special meeting of shareholders (or proposed as an action by written consent), (ii) against (or withhold votes in favor of) the election of director nominees that that are not nominated by the Board and (iii) in accordance with the Board’s recommendations on all other proposals and business before such annual or special meeting of shareholders (or proposed as an action by written consent), other than with respect to Extraordinary Transactions (defined below), issuances of the Company’s common shares, approval of compensatory arrangements for employees or the members of the Board that are submitted for shareholder approval, and any proposal by the Company to implement any takeover defense measures or any other proposal by the Company that would diminish or otherwise impair in any material respect the rights of Company shareholders.
In addition, Elliott agreed to certain standstill restrictions until the first anniversary of the date of the Agreement, which restrictions include, among other things, that Elliott will not, and shall cause its respective affiliates and their respective principals, directors, general partners, managing members, managers, officers, employees, agents and representatives acting on its behalf, not to (i) engage in any solicitation of proxies or consents with respect to the election or removal of directors of the Company or any other matter or proposal, (ii) form, join or participate in any way in any group with respect to any Company common shares, (iii) acquire Company common shares or beneficial ownership thereof if such acquisition would result in Elliott having beneficial ownership of more than 4.8% of the total number of outstanding Company common shares or ownership (whether beneficial ownership or economic exposure) of more than 9.9% of the total number of outstanding Company common shares, (iv) make or participate in any tender offer, exchange offer, merger, consolidation, acquisition, business combination, sale of a division, sale of substantially all assets, recapitalization, restructuring, liquidation, dissolution or other similar extraordinary transaction (each an “Extraordinary Transaction”), (v) seek, alone or in concert with others, representation on the Board or the removal of any member of the Board, except as provided in the Agreement or (vi) make any shareholder proposal. However, such standstill restrictions will not prevent Elliott from making (i) public or private statements or announcements with respect to any Extraordinary Transaction publicly announced by the Company or a third party, (ii) public or private statements with respect to the Company’s business and operations, other than statements that are negative with respect to the Company or the Board, (iii) factual statements as required by applicable legal process, subpoena or other legal requirement or in response to a request for information from a governmental authority or (iv) public or private statements regarding the Company’s execution of and compliance with the Agreement.
The standstill restrictions terminate automatically upon the earlier to occur of (a) the first anniversary of the date of the Agreement, (b) the fifth business day after Elliott's delivery of written notice to the Company of a material breach of the Agreement by the Company, if such breach has not been cured within such notice period, (c) the announcement by the Company of a definitive agreement with respect to an Extraordinary Transaction that would result in the acquisition by any person or group of more than 50% of the Company common shares, (d) the commencement of any tender or exchange offer that, if consummated, would constitute an Extraordinary Transaction that would result in the acquisition by any person or group of more than 50% of the Company common shares, where the Company files a Schedule 14D-9 (or any amendment thereto) that does not recommend that the Company’s shareholders reject such tender or exchange offer, (e) such time as the Company issues a preliminary proxy statement, definitive proxy statement or other proxy materials in connection with the 2017 Annual Meeting of Shareholders that are inconsistent with the Company’s obligations under the Agreement, or (f) the adoption by the Board of any amendment to the Restated Certificate of Incorporation or Amended and Restated By-Laws of the Company that would reasonably be expected to substantially impair the ability of a shareholder to submit nominations for election to the Board or shareholder proposals in connection with any future Company Annual Meeting of Shareholders.
Until the first anniversary of the date of the Agreement or until such earlier termination of the Agreement, each of the Company and Elliott agreed not to make or cause to be made, and to cause their respective affiliates and its and their respective principals, directors, general partners, members, managers, officers and employees not to make or cause to be made, any expression, statement or announcement that constitutes an ad hominem attack on, or otherwise disparages, defames, slanders, or impugns or is reasonably likely to damage the reputation of the other party and its affiliates and other related parties, including in the case of statements or announcements by Elliott as to the Company’s and its direct and indirect subsidiaries’ strategies, operations, products, performance or services.
The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10(d) and is incorporated herein by reference.

On July 21, 2016, we also announced that we are taking actions to lower our selling, general, and administrative spend from an expected 10% of home sale revenues in 2016 to a targeted rate of 9% or less of 2017 home sale revenues.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 6, 2016)

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
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(b)
Amended and Restated Credit Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on July 1, 2016)

(c)
First Amendment to the Term Loan Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.2 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on July 1, 2016)

	(d)	Letter Agreement, dated July 20, 2016, by and between Elliott Associates, L.P., Elliott International, L.P. and PulteGroup, Inc.

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 21, 2016