Form 10-Q
period 2016-09-30
PULTEGROUP INC/MI/
filed 2016-10-20
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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
YES [ ]  NO  [X]

Number of shares of common stock outstanding as of October 14, 2016: 330,739,747 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$434,205	$754,161
Restricted cash	26,984	21,274
House and land inventory	6,950,242	5,450,058
Land held for sale	57,468	81,492
Residential mortgage loans available-for-sale	349,012	442,715
Investments in unconsolidated entities	51,768	41,267
Other assets	647,706	660,835
Intangible assets	158,242	110,215
Deferred tax assets, net	1,195,905	1,394,879
	$9,871,532	$8,956,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$378,423	$327,725
Customer deposits	248,302	186,141
Accrued and other liabilities	1,270,353	1,284,273
Income tax liabilities	33,562	57,050
Financial Services debt	158,794	267,877
Term loan	—	498,423
Senior notes	3,110,066	1,576,082
	5,199,500	4,197,571
Shareholders' equity	4,672,032	4,759,325
	$9,871,532	$8,956,896

Note: The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Homebuilding
Home sale revenues	$1,881,718	$1,464,131	$5,027,843	$3,795,366
Land sale revenues	13,167	3,649	20,604	27,651
	1,894,885	1,467,780	5,048,447	3,823,017
Financial Services	48,020	38,967	126,950	97,319
Total revenues	1,942,905	1,506,747	5,175,397	3,920,336

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,485,611	1,118,874	3,949,449	2,913,299
Land sale cost of revenues	11,428	3,301	17,859	21,992
	1,497,039	1,122,175	3,967,308	2,935,291
Financial Services expenses	26,906	24,602	79,204	67,909
Selling, general, and administrative expenses	183,008	159,361	566,355	450,793
Other expense (income), net	23,617	21,333	42,402	23,638
Income before income taxes	212,335	179,276	520,128	442,705
Income tax expense	83,865	71,507	190,598	176,643
Net income	$128,470	$107,769	$329,530	$266,062

Per share:
Basic earnings	$0.37	$0.31	$0.95	$0.74
Diluted earnings	$0.37	$0.30	$0.94	$0.73
Cash dividends declared	$0.09	$0.08	$0.27	$0.24

Number of shares used in calculation:
Basic	340,171	350,147	344,383	359,236
Effect of dilutive securities	2,250	3,225	2,557	3,273
Diluted	342,421	353,372	346,940	362,509

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$128,470	$107,769	$329,530	$266,062

Other comprehensive income, net of tax:
Change in value of derivatives	20	21	61	63
Other comprehensive income	20	21	61	63

Comprehensive income	$128,490	$107,790	$329,591	$266,125

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	498	5	5,840	—	—	5,845
Share issuances, net of cancellations	523	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(93,127)	(93,127)
Share repurchases	(17,856)	(177)	—	—	(350,669)	(350,846)
Share-based compensation	—	—	12,976	—	—	12,976
Excess tax benefits (deficiencies) from share-based awards	—	—	(588)	—	—	(588)
Net income	—	—	—	—	329,530	329,530
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, September 30, 2016	332,314	$3,324	$3,120,881	$(548)	$1,548,375	$4,672,032

Shareholders' Equity, January 1, 2015	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	888	9	10,362	—	—	10,371
Share issuances, net of cancellations	431	4	7,419	—	—	7,423
Dividends declared	—	—	8	—	(86,304)	(86,296)
Share repurchases	(21,641)	(216)	—	—	(442,522)	(442,738)
Share-based compensation	—	—	13,556	—	—	13,556
Excess tax benefits (deficiencies) from share-based awards	—	—	(1,790)	—	—	(1,790)
Net income	—	—	—	—	266,062	266,062
Other comprehensive income	—	—	—	63	—	63
Shareholders' Equity, September 30, 2015	349,137	$3,492	$3,102,551	$(627)	$1,466,189	$4,571,605

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$329,530	$266,062
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	198,974	171,364
Depreciation and amortization	40,218	33,719
Share-based compensation expense	19,813	20,139
Other, net	17,678	11,300
Increase (decrease) in cash due to:
Restricted cash	(5,710)	(13,293)
Inventories	(1,100,173)	(835,276)
Residential mortgage loans available-for-sale	92,649	68,381
Other assets	11,502	(130,282)
Accounts payable, accrued and other liabilities	83,303	162,987
Net cash provided by (used in) operating activities	(312,216)	(244,899)
Cash flows from investing activities:
Capital expenditures	(30,551)	(34,049)
Cash used for business acquisition	(430,458)	—
Other investing activities, net	(8,576)	13,669
Net cash used in investing activities	(469,585)	(20,380)
Cash flows from financing activities:
Proceeds from debt issuance	1,995,961	498,087
Repayments of debt	(985,734)	(238,520)
Borrowings under revolving credit facility	619,000	125,000
Repayments under revolving credit facility	(619,000)	(125,000)
Financial Services borrowings (repayments)	(109,083)	(32,733)
Stock option exercises	5,845	10,371
Share repurchases	(350,846)	(442,738)
Dividends paid	(94,298)	(87,897)
Net cash provided by (used in) financing activities	461,845	(293,430)
Net increase (decrease) in cash and equivalents	(319,956)	(558,709)
Cash and equivalents at beginning of period	754,161	1,292,862
Cash and equivalents at end of period	$434,205	$734,153

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(11,324)	$(20,304)
Income taxes paid (refunded), net	$(74)	$740

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

Business acquisition

We acquired substantially all of the assets of JW Homes ("Wieland") in January 2016, for $430.5 million in cash and the assumption of certain payables related to such assets. The acquired net assets were located in Atlanta, Charleston, Charlotte, Nashville, and Raleigh, and included approximately 7,000 lots, including 375 homes in inventory, and control of approximately 1,300 lots through land option contracts. We also assumed a sales order backlog of 317 homes. The acquired net assets were recorded at their estimated fair values and resulted in goodwill of $40.4 million and separately identifiable intangible assets of $18.0 million comprised of the John Wieland Homes and Neighborhoods tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("the SEC").

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Write-off of deposits and pre-acquisition costs	$2,541	$522	$12,996	$3,633
Lease exit and related costs (a)	4,644	275	10,589	497
Amortization of intangible assets	3,450	3,225	10,350	9,675
Interest income	(887)	(504)	(2,659)	(2,458)
Interest expense	165	203	526	598
Equity in earnings of unconsolidated entities	(485)	(2,192)	(4,489)	(4,464)
Miscellaneous, net (b)	14,189	19,804	15,089	16,157
	$23,617	$21,333	$42,402	$23,638

(a)
Lease exit and related costs for the three and nine months ended September 30, 2016, resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)
Miscellaneous, net includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded 2.3 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for both the three and nine months ended September 30, 2016, and 4.2 million and 4.4 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for the three and nine months ended September 30, 2015, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$128,470	$107,769	$329,530	$266,062
Less: earnings distributed to participating securities	(269)	(181)	(836)	(554)
Less: undistributed earnings allocated to participating securities	(870)	(516)	(1,764)	(1,169)
Numerator for basic earnings per share	$127,331	$107,072	$326,930	$264,339
Add back: undistributed earnings allocated to participating securities	870	516	1,764	1,169
Less: undistributed earnings reallocated to participating securities	(865)	(512)	(1,751)	(1,158)
Numerator for diluted earnings per share	$127,336	$107,076	$326,943	$264,350

Denominator:
Basic shares outstanding	340,171	350,147	344,383	359,236
Effect of dilutive securities	2,250	3,225	2,557	3,273
Diluted shares outstanding	342,421	353,372	346,940	362,509

Earnings per share:
Basic	$0.37	$0.31	$0.95	$0.74
Diluted	$0.37	$0.30	$0.94	$0.73

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2016 and December 31, 2015, residential mortgage loans available-for-sale had an aggregate fair value of $349.0 million and $442.7 million, respectively, and an aggregate outstanding principal balance of $335.4 million and $429.6 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(1.0) million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. These changes in fair value were substantially offset by changes in fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $30.1 million and $23.4 million for the three months ended September 30, 2016 and 2015, respectively, and $77.4 million and $57.2 million for the nine months ended September 30, 2016 and 2015, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2016 and December 31, 2015, we had aggregate IRLCs of $319.4 million and $208.2 million, respectively, which were originated at interest rates prevailing at the date of commitment.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we execute an interest rate lock until the time the loan is sold to an investor. At September 30, 2016 and December 31, 2015, we had unexpired forward contracts of $539.0 million and $525.0 million, respectively, and whole loan investor commitments of $92.5 million and $77.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2016		December 31, 2015
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,140	$262	$5,854	$280
Forward contracts	159	2,457	1,178	840
Whole loan commitments	117	713	358	345
	$11,416	$3,432	$7,390	$1,465

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers". The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for us for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 is effective for us for annual and interim periods beginning January 1, 2019, and early adoption is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the standard will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 will be effective for us for annual and interim periods beginning after January 1, 2017, with early adoption permitted. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes on the statement of cash flows will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. We are currently evaluating the impact that the standard will have on our financial statements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses several specific cash flow issues. ASU 2016-15 is effective for us for annual and interim periods beginning January 1, 2018, with early adoption permitted, and requires full retrospective application on adoption. We do not expect ASU 2016-15 to have a material impact on our financial statements.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2016	December 31, 2015
Homes under construction	$2,259,830	$1,408,260
Land under development	3,946,132	3,259,066
Raw land	744,280	782,732
	$6,950,242	$5,450,058

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest in inventory, beginning of period	$167,488	$164,384	$149,498	$167,638
Interest capitalized	42,030	28,006	115,545	90,105
Interest expensed	(32,857)	(36,609)	(88,382)	(101,962)
Interest in inventory, end of period	$176,661	$155,781	$176,661	$155,781

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2016 or December 31, 2015 because we determined that we were not the VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of September 30, 2016 and December 31, 2015 ($000’s omitted):

	September 30, 2016		December 31, 2015
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$69,279	$922,624	$77,641	$1,064,506
Other land options	104,408	1,242,821	84,478	981,687
	$173,687	$2,165,445	$162,119	$2,046,193

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Northeast	$155,226	$182,547	$426,397	$430,881
Southeast (a)	375,148	282,051	1,057,249	713,090
Florida	307,588	247,528	860,869	659,330
Midwest	342,709	256,676	819,250	662,817
Texas	261,693	203,319	730,456	566,307
West	452,521	295,659	1,154,226	790,592
	1,894,885	1,467,780	5,048,447	3,823,017
Financial Services	48,020	38,967	126,950	97,319
Consolidated revenues	$1,942,905	$1,506,747	$5,175,397	$3,920,336

Income before income taxes:
Northeast (b)	$6,056	$13,208	$34,884	$38,065
Southeast (a)	36,370	45,708	96,898	110,203
Florida	45,891	49,046	130,546	121,585
Midwest	36,792	25,270	68,665	41,080
Texas	38,878	26,035	103,618	73,313
West	55,347	36,633	130,683	100,154
Other homebuilding (c)	(28,271)	(30,989)	(93,252)	(71,104)
	191,063	164,911	472,042	413,296
Financial Services	21,272	14,365	48,086	29,409
Consolidated income before income taxes	$212,335	$179,276	$520,128	$442,705

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)
Northeast includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8).

(c)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. For the three and nine months ended September 30, 2015, Other homebuilding also includes a reserve reversal of $5.7 million and $32.6 million, respectively, resulting from a favorable legal settlement.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,959	$376,845	$104,426	$716,230	$818,569
Southeast (a)	407,586	574,702	195,619	1,177,907	1,267,731
Florida	346,839	678,518	129,639	1,154,996	1,293,934
Midwest	321,833	461,584	47,895	831,312	892,039
Texas	246,786	391,793	85,307	723,886	805,458
West	672,170	1,227,980	158,374	2,058,524	2,275,186
Other homebuilding (b)	29,657	234,710	23,020	287,387	2,103,325
	2,259,830	3,946,132	744,280	6,950,242	9,456,242
Financial Services	—	—	—	—	415,290
	$2,259,830	$3,946,132	$744,280	$6,950,242	$9,871,532

	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (b)	18,351	198,566	25,204	242,121	2,628,687
	1,408,260	3,259,066	782,732	5,450,058	8,447,907
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$8,956,896

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2016	December 31, 2015
6.500% unsecured senior notes due May 2016 (a)	—	465,245
7.625% unsecured senior notes due October 2017 (b)	123,000	123,000
4.250% unsecured senior notes due March 2021 (a)	700,000	—
5.500% unsecured senior notes due March 2026 (a)	700,000	—
5.000% unsecured senior notes due January 2027 (a)	600,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(12,934)	(12,163)
Total senior notes	$3,110,066	$1,576,082
Estimated fair value	$3,270,878	$1,643,651

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

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

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016, we issued an additional $1.0 billion of senior unsecured notes, consisting of an additional $400 million of the 4.25% senior notes due March 1, 2021, and $600 million of 5.00% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of the previously existing term loan facility, which resulted in a write-off of $0.7 million of remaining debt issuance costs. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provided for an increase in our maximum borrowings from $500.0 million to $750.0 million and extended the maturity date from July 2017 to June 2019.  The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments.  The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at September 30, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $245.7 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at September 30, 2016 and December 31, 2015, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $20.5 million at September 30, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to four years, are collateralized by the land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In August 2016, Pulte Mortgage entered into an amended and restated Repurchase Agreement that extended the effective date to August 2017, and adjusted the maximum aggregate commitment amount according to seasonal borrowing capacity needs. The maximum aggregate commitment is $175.0 million as of August 15, 2016, and increases to as high as $300.0 million during the seasonally high borrowing period from December 27, 2016 through January 12, 2017. At all other times, the maximum aggregate commitment ranges from $175.0 million to $200.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $158.8 million and $267.9 million outstanding under the Repurchase Agreement at September 30, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the nine months ended September 30, 2016, we declared cash dividends totaling $93.1 million and repurchased 17.7 million shares under our repurchase authorization for a total of $347.7 million. During the nine months ended September 30, 2015, we declared cash dividends totaling $86.3 million and repurchased 21.2 million shares under our repurchase authorization for a total of $433.7 million. In July 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization. At September 30, 2016, we had remaining authorization to repurchase $1.3 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2016 and 2015, participants surrendered shares valued at $3.2 million and $9.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2016 was 39.5% and 36.6%, respectively, compared to 39.9% for the same periods in 2015. Our effective tax rate for the current year differed from the federal statutory tax rate primarily due to state income taxes on current year earnings, the favorable resolution of certain state income tax matters, and adjustments to deferred tax assets due to changes in state tax laws. For the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and adjustments to deferred taxes due to changes in state tax laws and business operations.

At September 30, 2016 and December 31, 2015, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $1.2 billion and $1.4 billion, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At September 30, 2016 and December 31, 2015, we had $22.1 million and $39.0 million, respectively, of gross unrecognized tax benefits and $12.1 million and $17.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $18.0 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

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

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2016	December 31, 2015

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$349,012	$442,715
Interest rate lock commitments	Level 2	10,878	5,574
Forward contracts	Level 2	(2,298)	338
Whole loan commitments	Level 2	(596)	13

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,052

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$461,189	$775,435
Financial Services debt	Level 2	158,794	267,877
Term loan	Level 2	—	500,000
Senior notes	Level 2	3,270,878	1,643,651

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.1 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Liabilities, beginning of period	$35,945	$58,238	$46,381	$58,222
Reserves provided (released), net	(138)	81	629	220
Payments	(264)	(23)	(11,467)	(146)
Liabilities, end of period	$35,543	$58,296	$35,543	$58,296

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $245.7 million and $1.1 billion, respectively, at September 30, 2016 and $191.3 million and $1.0 billion, respectively, at December 31, 2015. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

Litigation and regulatory matters

We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. During the three months ended September 30, 2016, we settled a contract dispute related to a land transaction that we terminated approximately ten years ago in response to a collapse in housing demand. As a result of the settlement, we recorded a charge of $15.0 million, which is reflected in other expense, net.

In September 2012, Applecross Club Operations ("Applecross") filed a complaint for breach of contract and promissory estoppel in Applecross v. Pulte Homes of PA, et al. The complaint alleged that we induced Applecross to purchase a golf course from us in 2010 by promising to build over 1,000 residential units in a planned community located outside Philadelphia, Pennsylvania. In September 2015, the jury in the case found in favor of Applecross and awarded damages in the amount of $20.0 million. We believe we have meritorious defenses and have appealed the award. However, in light of the jury’s verdict, we recorded a reserve of $20.0 million in the three months ended September 30, 2015, which is reflected in other expense, net.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Warranty liabilities, beginning of period	$61,839	$54,502	$61,360	$65,389
Reserves provided	19,221	12,575	45,744	32,586
Payments	(14,886)	(14,316)	(40,729)	(45,793)
Other adjustments	(1,753)	1,773	(1,954)	2,352
Warranty liabilities, end of period	$64,421	$54,534	$64,421	$54,534

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our recorded reserves for all such claims totaled $702.5 million and $692.1 million at September 30, 2016 and December 31, 2015, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 64% and 65% of the total general liability reserves at September 30, 2016 and December 31, 2015, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

During the three and nine months ended September 30, 2015, we recorded a general liability reserve reversal of $5.7 million and $32.6 million, respectively, resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$707,306	$700,133	$692,053	$710,245
Reserves provided, net	20,234	14,021	65,302	20,467
Payments	(24,993)	(11,670)	(54,808)	(28,228)
Balance, end of period	$702,547	$702,484	$702,547	$702,484

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $136.9 million and $130.2 million at September 30, 2016 and December 31, 2015, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. Currently, we are the plaintiff in litigation with certain of our insurance carriers in regard to $108.1 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$373,539	$60,666	$—	$434,205
Restricted cash	—	25,984	1,000	—	26,984
House and land inventory	—	6,895,174	55,068	—	6,950,242
Land held for sale	—	56,958	510	—	57,468
Residential mortgage loans available- for-sale	—	—	349,012	—	349,012
Investments in unconsolidated entities	103	46,679	4,986	—	51,768
Other assets	12,871	509,904	124,931	—	647,706
Intangible assets	—	158,242	—	—	158,242
Deferred tax assets, net	1,194,646	—	1,259	—	1,195,905
Investments in subsidiaries and intercompany accounts, net	6,689,355	(565,940)	6,521,080	(12,644,495)	—
	$7,896,975	$7,500,540	$7,118,512	$(12,644,495)	$9,871,532
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$81,315	$1,648,402	$167,361	$—	$1,897,078
Income tax liabilities	33,562	—	—	—	33,562
Financial Services debt	—	—	158,794	—	158,794
Term loan	—	—	—	—	—
Senior notes	3,110,066	—	—	—	3,110,066
Total liabilities	3,224,943	1,648,402	326,155	—	5,199,500
Total shareholders’ equity	4,672,032	5,852,138	6,792,357	(12,644,495)	4,672,032
	$7,896,975	$7,500,540	$7,118,512	$(12,644,495)	$9,871,532

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,871,284	$10,434	$—	$1,881,718
Land sale revenues	—	13,167	—	—	13,167
	—	1,884,451	10,434	—	1,894,885
Financial Services	—	—	48,020	—	48,020
	—	1,884,451	58,454	—	1,942,905
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,474,377	11,234	—	1,485,611
Land sale cost of revenues	—	11,428	—	—	11,428
	—	1,485,805	11,234	—	1,497,039
Financial Services expenses	—	145	26,761	—	26,906
Selling, general, and administrative expenses	—	176,998	6,010	—	183,008
Other expense (income), net	823	26,166	(3,372)	—	23,617
Intercompany interest	487	2,072	(2,559)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,310)	193,265	20,380	—	212,335
Income tax expense (benefit)	(498)	76,552	7,811	—	83,865
Income (loss) before equity in income (loss) of subsidiaries	(812)	116,713	12,569	—	128,470
Equity in income (loss) of subsidiaries	129,282	21,948	75,884	(227,114)	—
Net income (loss)	128,470	138,661	88,453	(227,114)	128,470
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$128,490	$138,661	$88,453	$(227,114)	$128,490

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,464,131	$—	$—	$1,464,131
Land sale revenues	—	3,649	—	—	3,649
	—	1,467,780	—	—	1,467,780
Financial Services	—	—	38,967	—	38,967
	—	1,467,780	38,967	—	1,506,747
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,118,874	—	—	1,118,874
Land sale cost of revenues	—	3,301	—	—	3,301
	—	1,122,175	—	—	1,122,175
Financial Services expenses	13	(13)	24,602	—	24,602
Selling, general, and administrative expenses	—	158,975	386	—	159,361
Other expense (income), net	202	21,267	(136)	—	21,333
Intercompany interest	594	2,039	(2,633)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(809)	163,337	16,748	—	179,276
Income tax expense (benefit)	(307)	65,347	6,467	—	71,507
Income (loss) before equity in income (loss) of subsidiaries	(502)	97,990	10,281	—	107,769
Equity in income (loss) of subsidiaries	108,271	9,913	82,484	(200,668)	—
Net income (loss)	107,769	107,903	92,765	(200,668)	107,769
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$107,790	$107,903	$92,765	$(200,668)	$107,790

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,011,027	$16,816	$—	$5,027,843
Land sale revenues	—	19,069	1,535	—	20,604
	—	5,030,096	18,351	—	5,048,447
Financial Services	—	—	126,950	—	126,950
	—	5,030,096	145,301	—	5,175,397
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,930,546	18,903	—	3,949,449
Land sale cost of revenues	—	16,577	1,282	—	17,859
	—	3,947,123	20,185	—	3,967,308
Financial Services expenses	—	405	78,799	—	79,204
Selling, general, and administrative expenses	—	549,094	17,261	—	566,355
Other expense (income), net	1,164	56,599	(15,361)	—	42,402
Intercompany interest	1,487	6,290	(7,777)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,651)	470,585	52,194	—	520,128
Income tax expense (benefit)	(1,008)	171,535	20,071	—	190,598
Income (loss) before equity in income (loss) of subsidiaries	(1,643)	299,050	32,123	—	329,530
Equity in income (loss) of subsidiaries	331,173	31,827	261,777	(624,777)	—
Net income (loss)	329,530	330,877	293,900	(624,777)	329,530
Other comprehensive income	61	—	—	—	61
Comprehensive income (loss)	$329,591	$330,877	$293,900	$(624,777)	$329,591

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,795,366	$—	$—	$3,795,366
Land sale revenues	—	27,651	—	—	27,651
	—	3,823,017	—	—	3,823,017
Financial Services	—	—	97,319	—	97,319
	—	3,823,017	97,319	—	3,920,336
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,913,299	—	—	2,913,299
Land sale cost of revenues	—	21,992	—	—	21,992
	—	2,935,291	—	—	2,935,291
Financial Services expenses	300	(274)	67,883	—	67,909
Selling, general, and administrative expenses	—	449,261	1,532	—	450,793
Other expense (income), net	572	23,702	(636)	—	23,638
Intercompany interest	1,537	5,886	(7,423)	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,409)	409,151	35,963	—	442,705
Income tax expense (benefit)	(917)	163,713	13,847	—	176,643
Income (loss) before equity in income (loss) of subsidiaries	(1,492)	245,438	22,116	—	266,062
Equity in income (loss) of subsidiaries	267,554	21,586	227,143	(516,283)	—
Net income (loss)	266,062	267,024	249,259	(516,283)	266,062
Other comprehensive income	63	—	—	—	63
Comprehensive income (loss)	$266,125	$267,024	$249,259	$(516,283)	$266,125

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$159,366	$(567,875)	$96,293	$—	$(312,216)
Cash flows from investing activities:
Capital expenditures	—	(28,243)	(2,308)	—	(30,551)
Cash used for business acquisitions	—	(430,458)	—	—	(430,458)
Other investing activities, net	—	(10,136)	1,560	—	(8,576)
Net cash provided by (used in) investing activities	—	(468,837)	(748)	—	(469,585)
Cash flows from financing activities:
Proceeds from debt issuance	1,991,961	4,000	—	—	1,995,961
Repayments of debt	(965,245)	(20,394)	(95)	—	(985,734)
Borrowings under revolving credit facility	619,000	—	—	—	619,000
Repayments under revolving credit facility	(619,000)	—	—	—	(619,000)
Financial Services borrowings (repayments)	—	—	(109,083)	—	(109,083)
Stock option exercises	5,845	—	—	—	5,845
Share repurchases	(350,846)	—	—	—	(350,846)
Dividends paid	(94,298)	—	—	—	(94,298)
Intercompany activities, net	(746,783)	788,043	(41,260)	—	—
Net cash provided by (used in) financing activities	(159,366)	771,649	(150,438)	—	461,845
Net increase (decrease) in cash and equivalents	—	(265,063)	(54,893)	—	(319,956)
Cash and equivalents at beginning of period	—	638,602	115,559	—	754,161
Cash and equivalents at end of period	$—	$373,539	$60,666	$—	$434,205

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$164,558	$(468,838)	$59,381	$—	$(244,899)
Cash flows from investing activities:
Capital expenditures	—	(31,197)	(2,852)	—	(34,049)
Other investing activities, net	3,710	785	9,174	—	13,669
Net cash provided by (used in) investing activities	3,710	(30,412)	6,322	—	(20,380)
Cash flows from financing activities:
Proceeds from debt issuance	498,087	—	—	—	498,087
Repayments of debt	(237,994)	(526)	—	—	(238,520)
Financial Services borrowings (repayments)	—	—	(32,733)	—	(32,733)
Stock option exercises	10,371	—	—	—	10,371
Share repurchases	(442,738)	—	—	—	(442,738)
Dividends paid	(87,897)	—	—	—	(87,897)
Intercompany activities, net	84,449	30,693	(115,142)	—	—
Net cash provided by (used in) financing activities	(175,722)	30,167	(147,875)	—	(293,430)
Net increase (decrease) in cash and equivalents	(7,454)	(469,083)	(82,172)	—	(558,709)
Cash and equivalents at beginning of period	7,454	1,157,307	128,101	—	1,292,862
Cash and equivalents at end of period	$—	$688,224	$45,929	$—	$734,153

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Improving demand conditions in the overall U.S. housing market generally continued through September 2016, though industry-wide new home sales continue to pace below historical averages. We remain pleased with the overall demand for new homes, which continues along a sustained path of recovery supported by ongoing job creation, low unemployment, a supportive interest rate environment, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.

We have looked toward 2016 as a year where we would begin adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 23% year to date, as compared to the prior year, and our backlog increasing by 20% to $3.7 billion as of September 30, 2016. We are achieving this growth while also maintaining our focus on gross margin performance through community location, strategic pricing, and construction efficiencies.

Our new community openings continue at an elevated level in 2016. While we have experience opening new communities, starting up new communities can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in the future performance.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before income taxes:
Homebuilding	$191,063	$164,911	$472,042	$413,296
Financial Services	21,272	14,365	48,086	29,409
Income before income taxes	212,335	179,276	520,128	442,705
Income tax expense	83,865	71,507	190,598	176,643
Net income	$128,470	$107,769	$329,530	$266,062
Per share data - assuming dilution:
Net income	$0.37	$0.30	$0.94	$0.73

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2016 increased compared with the prior year period as the result of higher revenues stemming from increased volume and a higher average selling price. The revenue increase was partially offset by lower gross margins and higher overhead costs, both of which were partially attributable to the assets acquired from Wieland in January 2016 (see Note 1). Income before income taxes also reflects: a charge of $15.0 million for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the same periods in 2015 (see Note 8); a reserve reversal resulting from a favorable legal settlement of $32.6 million for the nine months ended September 30, 2015 (see Note 8); and severance, lease exit, and related costs of $12.2 million and $19.7 million for the three and nine months ended September 30, 2016, respectively.

•
Financial Services income before income taxes for the three and nine months ended September 30, 2016 increased compared with the prior year periods due to an increase in origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size combined with favorable market conditions.

•	Our effective tax rate for the three and nine months ended September 30, 2016 was 39.5% and 36.6%, respectively, compared to 39.9% for the same periods in 2015.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Home sale revenues	$1,881,718	29%	$1,464,131	$5,027,843	32%	$3,795,366
Land sale revenues	13,167	261%	3,649	20,604	(25)%	27,651
Total Homebuilding revenues	1,894,885	29%	1,467,780	5,048,447	32%	3,823,017
Home sale cost of revenues (a)	1,485,611	33%	1,118,874	3,949,449	36%	2,913,299
Land sale cost of revenues	11,428	246%	3,301	17,859	(19)%	21,992
Selling, general, and administrative expenses ("SG&A") (b)	183,008	15%	159,361	566,355	26%	450,793
Other expense (income), net (c)	23,775	11%	21,333	42,742	81%	23,637
Income before income taxes	$191,063	16%	$164,911	$472,042	14%	$413,296

Supplemental data:
Gross margin from home sales	21.1%	(250 bps)	23.6%	21.4%	(180 bps)	23.2%
SG&A as a percentage of home sale revenues	9.7%	(120) bps	10.9%	11.3%	(60) bps	11.9%
Closings (units)	5,037	16%	4,356	13,754	20%	11,465
Average selling price	$374	11%	$336	$366	10%	$331
Net new orders (d):
Units	4,775	17%	4,092	16,124	12%	14,349
Dollars	$1,831,339	25%	$1,465,322	$6,087,334	23%	$4,940,560
Cancellation rate	16%		17%	14%		13%
Active communities at September 30				709	16%	611
Backlog at September 30:
Units				9,417	8%	8,734
Dollars				$3,698,920	20%	$3,089,055

(a)	Includes the amortization of capitalized interest.

(b)
Includes a reserve reversal of $5.7 million and $32.6 million resulting from a favorable legal settlement for the three and nine months ended September 30, 2015, respectively (see Note 8). Also includes severance costs of $7.6 million and $9.1 million for the three and nine months ended September 30, 2016, respectively.

(c)
Includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8). Also includes lease exit and related costs of $4.6 million and $10.6 million for the three and nine months ended September 30, 2016, respectively (see Note 1).

(d)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2016 were higher than the prior year periods by $417.6 million and $1.2 billion, respectively. For the three months ended September 30, 2016, the 29% increase was attributable to an 11% increase in average selling price and a 16% increase in closings. For the nine months ended September 30, 2016, the 32% increase was attributable to a 10% increase in average selling price and a 20% increase in closings. Such increases reflect the communities acquired from Wieland during the period. For the three months ended September 30, 2016, such communities contributed 6% to the growth in revenue, 4% to the growth in closings and 1% to the increase in average selling price. For the nine months ended September 30, 2016, the communities acquired from Wieland contributed 5% to the growth in revenue, 4% to the growth in closings and 1% to the increase in average selling price. Excluding the communities acquired from Wieland, the increase in closings reflects the significant investments we are making in opening new communities combined with improved demand. The higher average selling price for both the three and nine months ended September 30, 2016, reflects an ongoing shift toward move-up buyers, the inclusion of higher-priced homes offered in Wieland communities, and generally stable market conditions.

Home sale gross margins

Home sale gross margins were 21.1% and 21.4% for the three and nine months ended September 30, 2016, respectively, compared to 23.6% and 23.2% for the three and nine months ended September 30, 2015, respectively. The assets acquired from Wieland contributed 70 basis points to this decrease for both periods, primarily as the result of required fair value adjustments associated with the acquired homes in production and related lots. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions, and lower amortized interest costs (1.7% and 1.8% for the three and nine months ended September 30, 2016, respectively, compared to 2.5% and 2.7% for the same periods in 2015), offset by higher house construction and land costs. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years. We anticipate that our amortized interest costs as a percentage of revenues will remain below 2015 levels for the remainder of 2016, even after consideration of the senior notes issuances completed in February and July 2016 (see Note 4).

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.7 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, compared to $0.3 million and $5.7 million for the three and nine months ended September 30, 2015, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.7% and 11.3% for the three and nine months ended September 30, 2016, respectively, compared with 10.9% and 11.9% for the three and nine months ended September 30, 2015, respectively. The gross dollar amount of our SG&A increased $23.6 million, or 15%, for the three months ended September 30, 2016, compared to September 30, 2015, and $115.6 million, or 25.6%, for the nine months ended September 30, 2016. The three and nine months ended September 30, 2015, benefited from a reserve reversal of $5.7 million and $32.6 million, respectively, resulting from a favorable legal settlement (see Note 8). Additionally, SG&A reflects severance costs of $7.6 million and $9.1 million for the three and nine months ended September 30, 2016, associated with actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013. Excluding these items, the increase in gross dollar SG&A reflects the addition of field resources and other variable costs related to increased production volumes combined with higher costs related to healthcare and professional fees. Additionally, SG&A for the nine months ended September 30, 2016, reflects the impact of transaction and integration costs associated with the assets acquired from Wieland in January 2016.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $0.5 million and $4.5 million for the three and nine months ended September 30, 2016, respectively, compared with $2.2 million and $4.5 million for the three and nine months ended September 30, 2015, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Write-off of deposits and pre-acquisition costs	$2,541	$522	$12,996	$3,633
Lease exit and related costs	4,644	275	10,589	497
Amortization of intangible assets	3,450	3,225	10,350	9,675
Interest income	(887)	(504)	(2,659)	(2,458)
Interest expense	165	203	526	598
Equity in earnings of unconsolidated entities	(485)	(2,192)	(4,489)	(4,464)
Miscellaneous, net	14,347	19,804	15,429	16,157
	$23,775	$21,333	$42,742	$23,638

Lease exit and related costs for the three and nine months ended September 30, 2016, resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013. The increase in write-offs of deposits and pre-acquisition costs for the nine months ended September 30, 2016 related primarily to one project in California that we elected to not complete. Miscellaneous, net includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8).

Net new orders

Net new order units increased 17% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. For the three months ended September 30, 2016, the communities acquired from Wieland contributed to this growth in units by 5%. For the nine months ended September 30, 2016, net new order units increased by 12%. Wieland's contribution to this growth was 3%. Excluding the Wieland assets, our growth in net new order units resulted from the higher number of active communities combined with a small improvement in sales pace per community. Net new orders in dollars increased by 25% and 23% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 16% and 14% for the three and nine months ended September 30, 2016, respectively, compared to 17% and 13% for the same periods in 2015. Ending backlog units and dollars, which represent orders for homes that have not yet closed, increased 8% and 20%, respectively, at September 30, 2016 compared with September 30, 2015, as a result of the higher net new order volume. The growth in backlog dollars was also impacted by the higher average selling price.

Homes in production

The following is a summary of our homes in production at September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Sold	7,053	6,491
Unsold
Under construction	1,581	1,015
Completed	601	343
	2,182	1,358
Models	1,059	967
Total	10,294	8,816

The number of homes in production at September 30, 2016 was 17% higher than at September 30, 2015 due to a number of factors, including the higher net new order volume and backlog and a decision to purposefully increase the number of unsold homes under construction ("spec homes"). The increase in spec homes reflects our intention to achieve a more even production cycle over the course of 2016 compared with 2015. Though inventory levels will fluctuate throughout the year, we expect our overall level of spec home starts to moderate over the year. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,490	4,316	10,806	6,361	4,114	10,475
Southeast (a)	16,867	8,284	25,151	11,161	7,933	19,094
Florida	21,592	9,787	31,379	21,230	9,636	30,866
Midwest	12,606	7,668	20,274	13,093	6,985	20,078
Texas	13,938	8,871	22,809	13,308	7,052	20,360
West	30,383	4,450	34,833	30,766	6,440	37,206
Total	101,876	43,376	145,252	95,919	42,160	138,079

Developed (%)	30%	18%	27%	28%	12%	23%

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Of our controlled lots, 101,876 and 95,919 were owned and 43,376 and 42,160 were controlled under land option agreements at September 30, 2016 and December 31, 2015, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.2 billion at September 30, 2016. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $173.7 million at September 30, 2016, of which $9.2 million is refundable.

Homebuilding Segment Operations

As of September 30, 2016, we conducted our operations in 48 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Home sale revenues:
Northeast	$155,076	(14)%	$181,157	$426,212	—%	$427,851
Southeast (a)	372,639	32%	282,051	1,052,689	48%	713,090
Florida	306,323	24%	247,159	856,703	30%	657,555
Midwest	342,332	34%	255,884	817,709	24%	657,393
Texas	261,693	29%	203,243	729,170	29%	565,179
West	443,655	51%	294,637	1,145,360	48%	774,298
	$1,881,718	29%	$1,464,131	$5,027,843	32%	$3,795,366
Income (loss) before income taxes:
Northeast (b)	$6,056	(54)%	$13,208	$34,884	(8)%	$38,065
Southeast (a)	36,370	(20)%	45,708	96,898	(12)%	110,203
Florida	45,891	(6)%	49,046	130,546	7%	121,585
Midwest	36,792	46%	25,270	68,665	67%	41,080
Texas	38,878	49%	26,035	103,618	41%	73,313
West	55,347	51%	36,633	130,683	30%	100,154
Other homebuilding (c)	(28,271)	9%	(30,989)	(93,252)	(31)%	(71,104)
	$191,063	16%	$164,911	$472,042	14%	$413,296
Closings (units):
Northeast	317	(21)%	401	889	(8)%	965
Southeast (a)	948	10%	865	2,799	24%	2,249
Florida	836	17%	712	2,348	23%	1,910
Midwest	938	24%	756	2,276	15%	1,984
Texas	948	15%	821	2,646	14%	2,321
West	1,050	31%	801	2,796	37%	2,036
	5,037	16%	4,356	13,754	20%	11,465
Average selling price:
Northeast	$489	8%	$452	$479	8%	$443
Southeast (a)	393	21%	326	376	19%	317
Florida	366	6%	347	365	6%	344
Midwest	365	8%	338	359	8%	331
Texas	276	12%	248	276	13%	244
West	423	15%	368	410	8%	380
	$374	11%	$336	$366	10%	$331

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)
Northeast includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8).

(c)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. For the three and nine months ended September 30, 2015, Other homebuilding also includes a reserve reversal of $5.7 million and $32.6 million, respectively resulting from a favorable legal settlement.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Net new orders - units:
Northeast	325	(6)%	346	1,055	(14)%	1,226
Southeast (a)	938	20%	780	3,006	9%	2,759
Florida	946	25%	755	2,880	17%	2,471
Midwest	817	28%	639	2,870	29%	2,232
Texas	852	22%	698	3,009	7%	2,808
West	897	3%	874	3,304	16%	2,853
	4,775	17%	4,092	16,124	12%	14,349
Net new orders - dollars:
Northeast	$154,551	(3)%	$159,054	$517,282	(5)%	$546,356
Southeast (a)	381,992	42%	268,591	1,165,970	28%	911,631
Florida	349,962	31%	266,893	1,069,220	21%	884,506
Midwest	304,948	34%	227,138	1,048,700	31%	800,855
Texas	241,242	24%	194,272	834,874	14%	735,354
West	398,644	14%	349,374	1,451,288	37%	1,061,858
	$1,831,339	25%	$1,465,322	$6,087,334	23%	$4,940,560
Cancellation rates:
Northeast	11%		15%	11%		12%
Southeast (a)	15%		12%	14%		9%
Florida	11%		10%	11%		10%
Midwest	15%		15%	12%		13%
Texas	20%		26%	17%		18%
West	21%		22%	18%		17%
	16%		17%	14%		13%
Unit backlog:
Northeast				610	(16)%	722
Southeast (a)				1,669	13%	1,478
Florida				1,806	16%	1,563
Midwest				1,683	17%	1,436
Texas				1,708	(3)%	1,760
West				1,941	9%	1,775
				9,417	8%	8,734
Backlog dollars:
Northeast				$302,602	(10)%	$334,482
Southeast (a)				699,710	40%	499,574
Florida				702,801	22%	576,919
Midwest				613,351	19%	513,498
Texas				481,364	—%	481,599
West				899,092	32%	682,983
				$3,698,920	20%	$3,089,055

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Northeast

For the third quarter of 2016, Northeast home sale revenues decreased 14% compared with the prior year period due to a 21% decrease in closings offset by an 8% increase in the average selling price. The increase in average selling price was mainly in the Northeast Corridor and New England. The decrease in closings occurred mainly in the Northeast Corridor and Mid-Atlantic. Net new orders decreased 6%, primarily in the Northeast Corridor and Mid-Atlantic.

For the nine months ended September 30, 2016, Northeast home sale revenues were flat compared with the prior year period due to an 8% decrease in closings, offset by an 8% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and New England, and the increase in average selling price occurred across all markets. The decreased income before income taxes resulted from lower margins in the Mid-Atlantic and New England and increased overhead experienced in all markets. Net new orders decreased 14% due to reduced order levels in the Northeast Corridor and Mid-Atlantic.

Northeast income before income taxes also includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016, and a charge of $20.0 million resulting from the Applecross matter for the three and nine months ended September 30, 2015 (see Note 8).

Southeast

In 2016, the Southeast was significantly impacted by the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1). For the third quarter of 2016, Southeast home sale revenues increased 32% compared with the prior year period due to a 21% increase in the average selling price combined with a 10% increase in closings. The increase in average selling price and the increase in closing volumes occurred across all markets, and are largely due to contributions from the assets acquired from Wieland. Income before income taxes decreased due to lower margins in Georgia and Charlotte and increased overhead experienced by all markets. Net new orders increased 20% primarily due to higher order levels in Raleigh and Georgia.

For the nine months ended September 30, 2016, Southeast home sale revenues increased 48% compared with the prior year as the result of an increase in closings and average selling prices of 24% and 19%, respectively. These increases are largely due to contributions from the assets acquired from Wieland. Excluding those closings, revenues still increased significantly compared with the prior year. Income before income taxes decreased 12% as result of transaction and integration costs associated with the assets acquired from Wieland . Net new orders increased 9%, primarily due to the assets acquired from Wieland.

Florida

For the third quarter of 2016, Florida home sale revenues increased 24% compared with the prior year period due to a 17% increase in closings combined with a 6% increase in the average selling price. The increase in closings occurred mainly in North Florida, and the increase in average selling price occurred in both North and Southwest Florida. Income before income taxes decreased primarily due to the higher overheads. Net new orders increased 25%, reflecting improved order levels across all markets.

For the nine months ended September 30, 2016, Florida home sale revenues increased 30% compared with the prior year period due to a 6% increase in the average selling price combined with a 23% increase in closings. Income before income taxes increased primarily due to the higher revenues. Net new orders increased 17% due largely to a greater number of active communities in North Florida.

Midwest

For the third quarter of 2016, Midwest home sale revenues increased 34% compared with the prior year period due to an 8% increase in average selling price combined with a 24% increase in closings. The higher revenues occurred across all markets. The increased revenues led to an increase in income before income taxes. Net new orders increased across all markets.

For the nine months ended September 30, 2016, Midwest home sale revenues increased 24% compared with the prior year period due to an 8% increase in average selling price combined with a 15% increase in closings. The higher revenues occurred across all markets. Net new orders increased across all markets.

Texas

For the third quarter of 2016, Texas home sale revenues increased 29% compared with the prior year period due to a 15% increase in closings combined with a 12% increase in the average selling price. The increase in average selling price and the increase in closings were broad-based across all markets. The increased revenues and increased closings led to an increase in income before income taxes. Net new orders increased overall by 22%, primarily in Dallas and evenly across the remaining markets.

For the nine months ended September 30, 2016, Texas home sale revenues increased 29% compared with the prior year period due to a 14% increase in closings combined with a 13% increase in the average selling price. The increase in average selling price was broad-based across all markets, while the increase in closings occurred across all markets with the exception of San Antonio. The higher revenues and higher closings led to an increase in income before income taxes. Net new orders increased 7%, with an increase in Dallas, Houston and Central Texas offset by lower orders in San Antonio.

West

For the third quarter of 2016, West home sale revenues increased 51% compared with the prior year period due to a 31% increase in closings combined with a 15% increase in average selling price. The increased closings and higher average selling price occurred across all markets, except Southern California, which had a slight mix shift. Income before income taxes increased due to higher revenues offset by lower gross margins. Net new orders showed a slight increase of 3%, primarily in the Pacific Northwest and Southern California offset by a decrease in Northern California.

For the nine months ended September 30, 2016, West home sale revenues increased 48% compared with the prior year period due to a 37% increase in closings combined with an 8% increase in average selling price. The increased closings and higher average selling price were broad-based, with the exception of a slight decrease in the Pacific Northwest. Income before income taxes increased as a result of higher revenues offset by lower gross margins. Net new orders increased 16% and occurred across all markets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2016 vs. 2015	2015	2016	2016 vs. 2015	2015
Mortgage operations revenues	$38,320	21%	$31,714	$100,162	28%	$78,106
Title services revenues	9,700	34%	7,253	26,788	39%	19,213
Total Financial Services revenues	48,020	23%	38,967	126,950	30%	97,319
Expenses	26,906	9%	24,602	79,204	17%	67,909
Other expense (income), net	(158)	100%	—	(340)	100%	1
Income before income taxes	$21,272	48%	$14,365	$48,086	64%	$29,409
Total originations:
Loans	3,417	14%	2,992	9,123	20%	7,615
Principal	$945,859	23%	$766,450	$2,481,177	29%	$1,916,391

	Nine Months Ended
	September 30,
	2016	2015
Supplemental data:
Capture rate	80.9%	82.9%
Average FICO score	750	749
Loan application backlog	$2,057,460	$1,683,300
Funded origination breakdown:
FHA	10%	12%
VA	13%	13%
USDA	1%	1%
Other agency	70%	68%
Total agency	94%	94%
Non-agency	6%	6%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2016 increased 23% and 30%, respectively, when compared to the same periods in 2015. These changes were primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size combined with favorable market conditions.

Income before income taxes

Income before income taxes for the three and nine months ended September 30, 2016 increased 48% and 64%, respectively, when compared to the prior year periods. This increase resulted primarily from the increase in revenues combined with better overhead leverage.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2016 was 39.5% and 36.6%, respectively, compared to 39.9% for the same periods in 2015. Our effective tax rate for the current year differed from the federal statutory tax rate primarily due to state income taxes on current year earnings, the favorable resolution of certain state income tax matters, and adjustments to deferred tax assets due to changes in state tax laws. For the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and adjustments to deferred taxes due to changes in state tax laws and business operations.

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

At September 30, 2016, we had unrestricted cash and equivalents of $434.2 million and $504.3 million available under our revolving credit facility. We also had restricted cash balances of $27.0 million. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 40.0% at September 30, 2016.

Senior unsecured notes

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016, we issued an additional $1.0 billion of senior unsecured notes, consisting of an additional $400 million of the 4.25% senior notes due March 1, 2021, and $600 million of 5.00% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of the previously existing term loan facility. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provided for an increase in our maximum borrowings from $500.0 million to $750.0 million and extended the maturity date from July 2017 to June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at September 30, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $245.7 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at September 30, 2016 and December 31, 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $20.5 million at September 30, 2016 and $35.3 million at December 31, 2015. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In August 2016, Pulte Mortgage entered into an amended and restated Repurchase Agreement that extended the effective date to August 2017, and adjusted the maximum aggregate commitment amount according to seasonal borrowing capacity needs. The maximum aggregate commitment is $175.0 million as of August 15, 2016, and increases to as high as $300.0 million during the seasonally high borrowing period from December 27, 2016 through January 12, 2017. At all other times, the maximum aggregate commitment ranges from $175.0 million to $200.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $158.8 million and $267.9 million outstanding under the Repurchase Agreement at September 30, 2016 and December 31, 2015, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2016, we declared cash dividends totaling $93.1 million and repurchased 17.7 million shares under our repurchase authorization for a total of $347.7 million. Such repurchases are reflected as reductions of common stock and retained earnings. In July 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization. At September 30, 2016, we had remaining authorization to repurchase $1.3 billion of common shares. We currently expect, subject to market conditions, to repurchase $250.0 million of shares in the fourth quarter of 2016 and $1.0 billion of shares in 2017.

Cash flows

Operating activities

Our net cash used in operating activities for the nine months ended September 30, 2016 was $312.2 million, compared with net cash used in operating activities of $244.9 million for the nine months ended September 30, 2015. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. The negative cash flow from operations for the nine months ended September 30, 2016 was primarily due to a net increase in inventories of $1.1 billion resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory. These uses of cash were partially offset by our pretax income of $520.1 million combined with a seasonal reduction of $92.6 million in residential mortgage loans available-for-sale.

Our negative cash flow from operations for the nine months ended September 30, 2015, was primarily due to a net increase in inventories of $835.3 million resulting from increased land investment, partially offset by our pretax income of $442.7 million and a seasonal reduction of $68.4 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the nine months ended September 30, 2016 was $469.6 million, compared with net cash used by investing activities of $20.4 million for the nine months ended September 30, 2015. The cash used in investing activities for the nine months ended September 30, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 totaled $461.8 million, compared with net cash used in financing activities of $293.4 million for the nine months ended September 30, 2015. The net cash used in financing activities for the nine months ended September 30, 2016 resulted primarily from the retirement of $465.2 million of our senior notes that matured in May 2016, repayment of our previously outstanding term loan, the repurchase of 17.7 million common shares for $347.7 million under our repurchase authorization, payment of $94.3 million in cash dividends, and net repayments of $109.1 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale. These uses of cash were offset by the proceeds of the February and July senior unsecured notes issuance for $2.0 billion.

Net cash used in financing activities for the nine months ended September 30, 2015 resulted primarily from the retirement of $238.5 million of our senior notes at their scheduled maturity date, $32.7 million of net repayments under the Repurchase Agreement, and the repurchase of 21.2 million common shares for $433.7 million under our repurchase authorization.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of our products to prospective homebuyers. While we attempt to pass on to our customers' increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income could be adversely affected.

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

Contractual Obligations and Commercial Commitments

We issued $1.0 billion of senior unsecured notes in both February and July 2016. The repayment terms are described in Note 4. We also retired $465.2 million of our senior notes that matured in May 2016, and repaid the remainder of our previously outstanding term loan in July 2016. We also amended the Revolving Credit Facility, which provided for an increase in our maximum borrowings from $500.0 million to $750.0 million and extended the maturity date from July 2017 to June 2019, and entered into an amended and restated Repurchase Agreement for Pulte Mortgage that extended the effective date to August 2017 and adjusted the maximum aggregate commitment amount according to seasonal borrowing capacity needs. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2016, we had outstanding letters of credit totaling $245.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at September 30, 2016, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2016, these agreements had an aggregate remaining purchase price of $2.2 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At September 30, 2016, aggregate outstanding debt of unconsolidated joint ventures was $6.5 million, of which our proportionate share was $2.1 million. Of this amount, we provided limited recourse guaranties for less than $0.2 million at September 30, 2016.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2016 ($000’s omitted):

	As of September 30, 2016 for the Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$2,033	$133,634	$—	$3,900	$3,900	$3,000,000	$3,143,467	$3,291,345
Average interest rate	2.86%	7.16%	—%	5.00%	5.00%	5.51%	5.58%

Variable rate debt (a)	$—	$158,793	$—	$—	$—	$—	$158,793	$158,793
Average interest rate	—%	2.90%	—%	—%	—%	—%	2.90%

(a) Includes the Pulte Mortgage Repurchase Agreement. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either September 30, 2016 or December 31, 2015.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2016 to July 30, 2016	770,178	$20.26	770,178	$1,491,505	(2)
August 1, 2016 to August 31, 2016	5,425,006	$21.35	5,425,006	$1,375,665	(2)
September 1, 2016 to September 30, 2016	5,842,475	$20.30	5,841,642	$1,257,084	(2)
Total	12,037,659	$20.77	12,036,826

(1)
During the third quarter of 2016, participants surrendered 833 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $300.0 million and $1.0 billion in December 2015 and July 2016, respectively. During the nine months ended September 30, 2016, we repurchased 17.7 million shares for a total of $347.7 million. The share repurchase authorization has $1.3 billion remaining as of September 30, 2016. There is no expiration date for this program.

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
Letter Agreement, dated July 20, 2016, by and between Elliott Associates, L.P., Elliott International, L.P.
and PulteGroup, Inc. (Incorporated by reference to Exhibit 10(d) of PulteGroup, Inc.'s Form 10-Q ,filed with the SEC on July 21, 2016)

(b)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016
(Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(c)
Letter Agreement by and among William J. Pulte (grandson of the founder), William J. Pulte (founder), William J. Pulte Trust dtd 01/26/90, Joan B. Pulte Trust dtd 01/26/90 and PulteGroup, Inc., dated September 8, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(d)
Transition Agreement by and between PulteGroup, Inc. and Richard J. Dugas, Jr., dated September 8, 2016 (Incorporated by reference to Exhibit 10.2 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

12	(a)
Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2016 and 2015 (Incorporated by reference to Exhibit 12.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on July 26, 2016)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 20, 2016