Form 10-K
period 2016-12-31
PULTEGROUP INC/MI/
filed 2017-02-01
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9804
_______________________________________________________________________
PULTEGROUP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3350 Peachtree Road NE, Suite 150
Atlanta, Georgia 30326
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (404) 978-6400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.01	New York Stock Exchange
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
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2016, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,626,321,236.
As of January 26, 2017, the registrant had 317,833,859 shares of common shares outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, and John Wieland Homes and Neighborhoods, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. Over our history, we have delivered nearly 680,000 homes.

As of December 31, 2016, we conducted our operations in 49 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2016	2015	2014	2013	2012
Home sale revenues	$7,451,315	$5,792,675	$5,662,171	$5,424,309	$4,552,412
Home closings	19,951	17,127	17,196	17,766	16,505

After several years of declining sales volume, new home sales in the U.S. increased in 2012 for the first time since 2005, beginning a multi-year recovery in demand. This trend continued in 2016 as new home sales in the U.S. rose 12% to approximately 563,000 homes, an approximate 84% increase from 2011, the bottom of the most recent housing downturn. Additionally, mortgage interest rates remain near historic lows and the overall inventory of homes available for sale, especially new homes, remains low. Although current industry volume remains low compared with historical levels, the improved environment and actions we have taken contributed to significant increases in our income before income taxes each year in the period 2013 - 2016. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among our national publicly-traded peer group, we believe that builders with broad geographic and product diversity and sustainable capital positions will benefit as market conditions continue to recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Effectively allocating the capital we invest in our business using a risk-based portfolio approach;

•	Maximizing our inventory turns while maintaining an adequate supply of house and land inventory;

•
Enhancing revenues by: establishing clear product offerings for each of our consumer groups based on systematic, consumer-driven input, optimizing our pricing through the use of options and lot premiums, and limiting our reliance on speculative home sales;

•	Optimizing our house costs through common house plan management, value-engineering our house plans, and working with suppliers to reduce costs; and

•	Maintaining an efficient overhead structure.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2016, we had 726 active communities spanning 49 markets across 25 states. Sales prices of unit closings during 2016 ranged from approximately $100,000 to over $1,000,000, with 80% falling within the range of $150,000 to $500,000. The average unit selling price in 2016 was $373,000, compared with $338,000 in 2015, $329,000 in 2014, $305,000 in 2013, and $276,000 in 2012. The increase in average selling price in recent years resulted from a number of factors, including improved market conditions and a shift in our sales mix toward move-up homebuyers. Our average unit selling price in 2016 was also impacted by our acquisition in January 2016 of substantially all of the assets of JW Homes ("Wieland), which are geared toward move-up buyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 87% in 2016, compared with 86% in 2015, 86% in 2014, 85% in 2013, and 81% in 2012. The increase in the percentage of single-family detached homes can be attributed to a shift in our business toward the move-up buyer, who tends to prefer detached homes.

Ending backlog, which represents orders for homes that have not yet closed, was $2.9 billion (7,422 units) at December 31, 2016 and $2.5 billion (6,731 units) at December 31, 2015. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2016, substantially all are scheduled to be closed during 2017, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale to homebuyers. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to meet the needs of consumers. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements reduces the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We may also periodically sell select parcels of land to third parties for commercial or other development if we determine that they do not fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development for our intended use. In the normal course of business, we periodically sell land not required by our homebuilding operations. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct sewer and water systems in some areas. At December 31, 2016, we controlled 143,258 lots, of which 99,279 were owned and 43,979 were under land option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we stratify our potential customers into well-defined buyer groups. Such stratification provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the needs of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each consumer group. Through our understanding of each consumer group, we are able to provide homes that better meet the needs and wants of each buyer.

	First-Time	Move-Up	Active Adult
Portion of home closings:
2016	29%	43%	28%
2012	41%	32%	27%

Our homes targeted to first-time buyers tend to be smaller with product offerings geared toward lower average selling prices or higher density. Move-up buyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we are better able to address the needs of active adults, to whom we offer both destination communities and “in place” communities, for buyers who prefer to remain in their current geographic area. Many of these communities are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up buyer communities. As illustrated in the above table, our sales mix has shifted in recent years toward the move-up buyer where demand has been stronger. This shift in U.S. housing demand has occurred primarily due to financial challenges facing the first-time buyer, including a recovering U.S. economy, the overhang of consumer debt, especially student loans related to higher education, and a more restrictive mortgage lending environment.

We market our homes to prospective buyers through internet listings and link placements, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. In addition, our websites (www.centex.com, www.pulte.com, www.delwebb.com, www.divosta.com, and www.jwhomes.com) provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. There were approximately 10.4 million unique visits to our websites during 2016, compared with approximately 9.6 million in 2015.

To meet the demands of our various customers, we have established design expertise for a wide array of product lines. We believe that we are an innovator in consumer-inspired home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, follow a 12-step product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

Typically, our sales teams, in some cases together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homeowners are comfortable at every stage of the building process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features.

Construction

The construction of our homes is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that generally cover both labor and materials on a fixed-price basis. Using a selective process, we have teamed up with what we believe are premier subcontractors and suppliers to deliver all aspects of the house construction process.

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

The ability to consistently source qualified labor at reasonable prices has become more challenging as labor supply growth has not kept pace with construction demand. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To protect against changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2016. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Financial Services Operations

We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the Federal Housing Administration ("FHA") and Department of Veterans Affairs ("VA") and are a seller/servicer approved by Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing needs.

Operating as a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. During 2016, 2015, and 2014, we originated mortgage loans for 65%, 65%, and 61%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 81.2% in 2016, 82.9% in 2015, and 80.2% in 2014.

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

At December 31, 2016, we employed 4,623 people, of which 829 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, subject to adherence to our established policies and procedures, and our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business or our financial results.

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings that could adversely affect our financial condition.

Beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets. Since 2011, overall industry new home sales have increased, and we returned to profitability beginning in 2012. However, the overall demand for new homes remains below historical levels. Accordingly, we can provide no assurances that the adjustments we have made in our operating strategy will be successful if the current housing market was to deteriorate significantly.

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

The homebuilding industry is highly competitive for skilled labor and materials. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and / or construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan.  To date, the significant majority of these losses relate to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the origination market. We may also be required to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex Corporation ("Centex"), which we acquired in 2009, for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties.

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

A large majority of our customers finance their home purchases through mortgage loans, many through our mortgage bank. While mortgage interest rates have increased moderately, they have been near historical lows for several years, which has made new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is also critical to the housing market. The impact of the federal government’s conservatorship of Fannie Mae and Freddie Mac on the short-term and long-term demand for new housing remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans. Additionally, the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2016, we had cash, cash equivalents, and restricted cash of $723.2 million as well as $530.9 million available under our revolving credit facility, net of outstanding letters of credit. However, our internal sources of liquidity and revolving credit facility may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2016, we had outstanding letters of credit and surety bonds totaling $219.1 million and $1.1 billion, respectively. These letters of credit are issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

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

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income.

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

We may not realize our deferred tax assets.

As of December 31, 2016, we had deferred tax assets, net of deferred tax liabilities, of $1.1 billion, against which we provided a valuation allowance of $64.9 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income or income tax would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income or income tax in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. To preserve our ability to utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Our shareholder rights plan, as amended, expires June 1, 2019, unless our board of directors and shareholders approve an amendment to extend the term prior thereto. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

Our ability to use certain of Centex's federal losses and credits is limited under Section 382 of the IRC. We do not believe that the Section 382 limitations will prevent us from utilizing these Centex losses and credits. We do believe that full utilization of certain state NOL carryforwards will be limited due to Section 382.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	51	Executive Chairman	2002
Ryan R. Marshall	42	President and Chief Executive Officer	2012
Robert T. O'Shaughnessy	51	Executive Vice President and Chief Financial Officer	2011
James R. Ellinghausen	58	Executive Vice President, Human Resources	2005
Harmon D. Smith	53	Executive Vice President and Chief Operating Officer	2011
Steven M. Cook	58	Executive Vice President, Chief Legal Officer and Corporate Secretary	2006
James L. Ossowski	48	Vice President, Finance and Controller	2013
The following is a brief account of the business experience of each officer during the past five years:
Mr. Dugas was appointed Chairman in August 2009 and Executive Chairman in September 2016. He served as Chief Executive Officer from July 2003 to September 2016 and was appointed Executive Vice President in December 2002 and Chief Operating Officer in May 2002.
Mr. Marshall was appointed Chief Executive Officer in September 2016. Previously, he held the position of President since February 2016 and Executive Vice President, Homebuilding Operations since May 2014. He was appointed Area President, Southeast in November 2012; Area President, Florida in May 2012; and Division President, South Florida in 2006.
Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011.
Mr. Ellinghausen was appointed Executive Vice President, Human Resources in December 2006.
Mr. Smith was appointed Executive Vice President and Chief Operating Office in February 2016 and previously held the positions of Executive Vice President, Field Operations since May 2014 and Homebuilding Operations and Area President, Texas since May 2012. He served as an Area President over various geographical markets since 2006.
Mr. Cook was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in September 2015 and previously held the positions of Senior Vice President, General Counsel and Secretary since December 2008.
Mr. Ossowski was appointed Vice President, Finance and Controller in February 2013 and previously held the position of Vice President, Finance - Homebuilding Operations since August 2010.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Shareholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low intraday sales prices for our common shares and dividend per share information:

	December 31, 2016			December 31, 2015
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$18.82	$14.61	$0.09	$23.24	$20.56	$0.08
2nd Quarter	19.80	16.60	0.09	22.78	18.85	0.08
3rd Quarter	22.40	19.04	0.09	22.02	18.72	0.08
4th Quarter	20.66	17.69	0.09	20.21	17.18	0.09

At January 26, 2017, there were 2,461 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2016 to October 31, 2016	3,963,535	$19.66	3,963,535	$1,179,181	(2)
November 1, 2016 to November 30, 2016	4,743,500	18.59	4,743,500	$1,091,004	(2)
December 1, 2016 to December 31, 2016	4,523,842	19.07	4,521,729	$1,004,765	(2)
Total	13,230,877	$19.07	13,228,764

(1)
During the fourth quarter of 2016, participants surrendered 2,113 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $300.0 million and $1.0 billion in December 2015 and July 2016, respectively, of which $1,004.8 million remained available as of December 31, 2016. There are no expiration dates for these programs. During 2016, we repurchased 30.9 million shares under these programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2012, 2013, 2014, 2015, and 2016 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2016

Comparison of Cumulative Total Return Assuming $100 Investment as of 12/31/2011

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2011
2012
2013
2014
2015
2016
PHM
S&P 500
Dow Jones U.S. Select Home Construction Index

	2011	2012	2013	2014	2015	2016
PULTEGROUP, INC.	100.00	287.80	325.20	346.27	292.86	307.98
S&P 500 Index - Total Return	100.00	116.00	153.57	174.60	177.01	198.18
Dow Jones U.S. Select Home Construction Index	100.00	179.68	212.75	223.71	235.89	241.14

* Assumes $100 invested on December 31, 2011, and the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2016	2015	2014	2013	2012
OPERATING DATA:
Homebuilding:
Revenues	$7,487,350	$5,841,211	$5,696,725	$5,538,644	$4,659,110
Income before income taxes	$860,766	$757,317	$635,177	$479,113	$157,991
Financial Services:
Revenues	$181,126	$140,753	$125,638	$140,951	$160,888
Income before income taxes	$73,084	$58,706	$54,581	$48,709	$25,563

Consolidated results:
Revenues	$7,668,476	$5,981,964	$5,822,363	$5,679,595	$4,819,998

Income before income taxes	$933,850	$816,023	$689,758	$527,822	$183,554
Income tax (expense) benefit	(331,147)	(321,933)	(215,420)	2,092,294	22,591
Net income	$602,703	$494,090	$474,338	$2,620,116	$206,145

PER SHARE DATA:
Net income per share:
Basic	$1.76	$1.38	$1.27	$6.79	$0.54
Diluted	$1.75	$1.36	$1.26	$6.72	$0.54
Number of shares used in calculation:
Basic	339,747	356,576	370,377	383,077	381,562
Effect of dilutive securities	2,376	3,217	3,725	3,789	3,002
Diluted	342,123	359,793	374,102	386,866	384,564
Shareholders’ equity	$14.60	$13.63	$13.01	$12.19	$5.66
Cash dividends declared	$0.36	$0.33	$0.23	$0.15	$—

	December 31, ($000’s omitted)
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
House and land inventory	$6,770,655	$5,450,058	$4,392,100	$3,978,561	$4,214,046
Total assets (a)	10,178,200	9,189,406	8,560,187	8,719,886	6,719,093
Senior notes and term loan (a)	3,110,016	2,074,505	1,809,338	2,043,910	2,494,297
Shareholders’ equity	4,659,363	4,759,325	4,804,954	4,648,952	2,189,616

	Years Ended December 31,
	2016	2015	2014	2013	2012
OTHER DATA:
Markets, at year-end	49	50	49	48	58
Active communities, at year-end	726	620	598	577	670
Closings (units)	19,951	17,127	17,196	17,766	16,505
Net new orders (units)	20,326	18,008	16,652	17,080	19,039
Backlog (units), at year-end	7,422	6,731	5,850	5,772	6,458
Average selling price (per unit)	$373,000	$338,000	$329,000	$305,000	$276,000
Gross margin from home sales (b)	25.0%	26.9%	26.7%	24.1%	19.6%

(a)
Certain prior period amounts have been reclassified to conform to the current year presentation following the adoption of ASU 2015-03, which resulted in the reclassification of applicable unamortized debt issuance costs from other assets to senior notes and term loan, and the reclassification of unbilled insurance receivables to other assets from accrued and other liabilities. See Note 1.

(b)
Homebuilding interest expense, which represents the amortization of capitalized interest, and land impairment charges are included in home sale cost of revenues. All periods reflect the reclassification of sales commissions expense from home sale cost of revenues to selling, general, and administrative expenses. See Note 1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Improved demand conditions in the overall U.S. housing market continued in 2016, though industry-wide new home sales continue to pace below historical averages. We remain pleased with the overall demand for new homes, which continues along a sustained path of recovery supported by ongoing job creation, low unemployment, a supportive interest rate environment, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.
The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. We have looked toward 2016 as a year where we would begin adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by 13% growth in net new orders and a 29% increase in home sale revenues to $7.5 billion. We achieved this growth while also maintaining our focus on gross margin performance through community location, strategic pricing, and construction efficiencies.
During 2016, we opened approximately 200 new communities across our local markets as a result of increased land investment over the last few years. Additionally, we acquired substantially all of the assets of JW Homes ("Wieland") in January 2016, which also contributed to the growth in community count. This volume of new community openings can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in future performance. Leveraging our increased land investments, we expect to open an even higher number of new communities in 2017 than we did in 2016, which we expect will help our volume grow in 2017.
Our financial position provided flexibility to increase our investments in future communities while also returning funds to shareholders through dividends and expanded share repurchases. Specifically, we accomplished the following in 2016:

•	Increased our land investment spending by 24% to support future growth while also acquiring the Wieland assets for $430.5 million;

•	Maintained our quarterly dividend at $0.09 per share;

•	Repurchased $600.0 million of shares under our share repurchase plan and authorized an additional $1.0 billion for future repurchases;

•	Issued $2.0 billion of senior notes while also expanding and extending our unsecured revolving credit agreement; and

•
Ended the year with a debt to total capitalization ratio of 40.0%, which is within our targeted range, and a cash, cash equivalents, and restricted cash balance of $723.2 million with no borrowings outstanding under our unsecured revolving credit agreement.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2016	2015	2014
Income before income taxes:
Homebuilding	$860,766	$757,317	$635,177
Financial Services	73,084	58,706	54,581
Income before income taxes	933,850	816,023	689,758
Income tax expense	(331,147)	(321,933)	(215,420)
Net income	$602,703	$494,090	$474,338
Per share data - assuming dilution:
Net income	$1.75	$1.36	$1.26

•
Homebuilding income before income taxes improved each year from 2014 to 2016. Revenues increased each year and SG&A leverage improved. In 2016, the revenue increase was partially offset by lower gross margins and higher overhead costs, both of which were partially attributable to the assets acquired from Wieland in January 2016 (see Note 1). Homebuilding income before income taxes also reflected the following significant expense (income) items ($000's omitted):

	2016	2015	2014
Corporate office relocation (see Note 2)	$8,284	$4,369	$16,344
Other severance and lease exit related costs (see Note 1)	13,389	—	—
Land-related charges (see Note 3)	19,336	11,467	11,168
Loss on debt retirements (see Note 6)	657	—	8,584
Applecross matter (see Note 12)	—	20,000	—
Settlement of disputed land transaction (see Note 12)	15,000	—	—
Insurance reserve adjustments (see Note 12)	(55,243)	(62,183)	69,267
	$1,423	$(26,347)	$105,363

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

The acquisition of certain real estate assets from Wieland in January 2016 and Dominion Homes in August 2014 (see Note 1) were not material to our results of operations or financial condition.

•
The increase in Financial Services income in 2016 compared with 2015 and 2014 was primarily due to an increase in mortgage origination volume. During 2015 and 2014, we reduced our loan origination liabilities by net reserve releases of $11.4 million and $18.6 million, respectively, which favorably impacted Financial Services income. See Note 12.

•	Our effective tax rate was 35.5%, 39.5% and 31.2% for 2016, 2015, and 2014, respectively. See Note 9.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2016	FY 2016 vs. FY 2015	2015	FY 2015 vs. FY 2014	2014
Home sale revenues	$7,451,315	29%	$5,792,675	2%	$5,662,171
Land sale revenues	36,035	(26)%	48,536	40%	34,554
Total Homebuilding revenues	7,487,350	28%	5,841,211	3%	5,696,725
Home sale cost of revenues (a) (b)	(5,587,974)	32%	(4,235,945)	2%	(4,149,674)
Land sale cost of revenues	(32,115)	(10)%	(35,858)	51%	(23,748)
Selling, general, and administrative expenses ("SG&A") (b) (c)	(957,150)	20%	(794,728)	(8)%	(861,390)
Other expense, net (d)	(49,345)	184%	(17,363)	(35)%	(26,736)
Income before income taxes	$860,766	14%	$757,317	19%	$635,177
Supplemental data:
Gross margin from home sales (a) (b)	25.0%	(190) bps	26.9%	20 bps	26.7%
SG&A % of home sale revenues (b) (c)	12.8%	(90) bps	13.7%	(150) bps	15.2%
Closings (units)	19,951	16%	17,127	—%	17,196
Average selling price	$373	10%	$338	3%	$329
Net new orders (e):
Units	20,326	13%	18,008	8%	16,652
Dollars	$7,753,399	23%	$6,305,380	13%	$5,558,937
Cancellation rate	15%		14%		15%
Active communities at December 31	726	17%	620	4%	598
Backlog at December 31:
Units	7,422	10%	6,731	15%	5,850
Dollars	$2,941,512	20%	$2,456,565	26%	$1,943,861

(a)	Includes the amortization of capitalized interest.

(b)	All periods reflect the reclassification of sales commissions expense from home sale cost of revenues to selling, general, and administrative expenses (see Note 1).

(c)
Includes costs associated with the relocation of our corporate headquarters totaling $1.0 million, $2.0 million, and $7.6 million in 2016, 2015, and 2014, respectively (see Note 2); severance costs of $9.1 million in 2016; adjustments to general liability insurance reserves relating to reserve reversals of $55.2 million in 2016 and $62.2 million in 2015; and a charge of $69.3 million in 2014 (see Note 12).

(d)
Includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12). See "Other expense, net" for a table summarizing other significant items.

(e)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2016 were higher than 2015 by $1.7 billion, or 29%. The increase was attributable to a 10% increase in the average selling price and a 16% increase in closings. These increases reflect the impact of communities acquired from Wieland during the period, which contributed 6% to the growth in revenue, 4% to the growth in closings and 1% to the increase in average selling price. Excluding the communities acquired from Wieland, the increase in closings reflects the significant investments we are making in opening new communities combined with improved demand. The higher average selling price for 2016 reflects an ongoing shift toward move-up buyers, the inclusion of higher-priced homes offered in Wieland communities, and generally stable market conditions.

Home sale revenues for 2015 were higher than 2014 by $130.5 million, or 2%. The increase was attributable to a 3% increase in the average selling price while closings remained relatively flat. The increase in average selling price reflected a shift in our revenue mix toward move-up buyers. Closing volume was flat as higher net new orders were offset by production delays in certain communities caused by a number of factors, including tight labor resources and adverse weather conditions.

Home sale gross margins

Home sale gross margins were 25.0% in 2016, compared with 26.9% in 2015 and 26.7% in 2014. The assets acquired from Wieland contributed 60 basis points to this decrease for this period, primarily as the result of required fair value adjustments associated with the acquired homes in production and related lots. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions in 2016 following strong pricing conditions in 2015 and 2014, and lower amortized interest costs (1.7%, 2.4%, and 3.4% of home sale revenues in 2016, 2015, and 2014, respectively) combined with higher house construction and land costs as the supply chain has responded to the housing recovery. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years combined with the significant increase in volume in 2016.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $3.9 million, $12.7 million, and $10.8 million in 2016, 2015, and 2014, respectively.

SG&A

SG&A as a percentage of home sale revenues was 12.8% and 13.7% in 2016 and 2015, respectively. The gross dollar amount of our SG&A increased $162.4 million, or 20%, in 2016 compared with 2015. SG&A included adjustments to general liability insurance reserves relating to reversals of $55.2 million and $62.2 million in 2016 and 2015, respectively (see Note 12). SG&A also reflects severance costs of $9.1 million in 2016 associated with actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013 (see Note 2). Excluding these items, the improvement in our year-over-year SG&A leverage was even greater. The increase in gross dollar SG&A reflects the addition of field resources and other variable costs related to increased production volumes combined with higher costs related to healthcare and professional fees. Additionally, SG&A for 2016 reflects the impact of transaction and integration costs associated with the assets acquired from Wieland in January 2016 (see Note 1).

SG&A as a percentage of home sale revenues was 13.7% and 15.2% in 2015 and 2014, respectively. The gross dollar amount of our SG&A decreased $66.7 million, or 8%, in 2015 compared with 2014. SG&A included reserve reversals totaling $62.2 million in 2015 and charges totaling $69.3 million to increase general liability reserves in 2014 (see Note 12). Additionally, we incurred $2.0 million and $7.6 million in 2015 and 2014, respectively, of employee severance, retention, relocation, and related costs attributable to the relocation of our corporate headquarters (see Note 2). Excluding each of these items, SG&A in both dollars and as a percentage of home sale revenues increased for 2015 compared with 2014. This increase in gross overhead dollars in 2015 was primarily due to investments in increased headcount and information systems along with higher costs in conjunction with the opening of an increased number of new communities.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2016	2015	2014
Write-offs of deposits and pre-acquisition costs (Note 3)	$17,157	$5,021	$6,099
Loss on debt retirements (Note 6)	657	—	8,584
Lease exit and related costs	11,643	2,463	9,609
Amortization of intangible assets (Note 1)	13,800	12,900	13,033
Interest income	(3,236)	(3,107)	(4,632)
Interest expense	686	788	849
Equity in earnings of unconsolidated entities (Note 5)	(8,337)	(7,355)	(8,226)
Miscellaneous, net	16,975	6,653	1,420
Total other expense, net	$49,345	$17,363	$26,736

Lease exit and related costs for 2016 resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013 and also significantly impacted 2014 (see Note 2). The increase in write-offs of deposits and pre-acquisition costs for 2016 related primarily to one project in California that we elected to not complete. Miscellaneous, net includes a charge of $15.0 million related to the settlement of a disputed land transaction in 2016 and a charge of $20.0 million resulting from the Applecross matter in 2015 (see Note 12). For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Net new orders

Net new orders increased 13% in 2016 compared with 2015. The increase resulted primarily from selling from a larger number of active communities, which increased 17% to 726 at December 31, 2016. The communities acquired from Wieland contributed to this growth in units by 4%. Excluding the Wieland assets, our growth in net new order units resulted from the higher number of active communities combined with a small improvement in sales pace per community. Net new orders in dollars increased by 23% compared with 2015 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) increased slightly in 2016 from 2015 at 15% and 14%, respectively. Ending backlog units, which represent orders for homes that have not yet closed, increased 10% at December 31, 2016 compared with December 31, 2015 as measured in units and increased 20% over the prior year period as measured in dollars. The higher average sales price also contributed to the higher backlog dollars.

Net new orders increased 8% in 2015 compared with 2014. The increase resulted from improved sales per community combined with selling from a larger number of active communities, which increased 4% to 620 active communities at December 31, 2015. The cancellation rate decreased slightly in 2015 from 2014 at 14% and 15%, respectively. Ending backlog units increased 15% at December 31, 2015 compared with December 31, 2014 and increased 26% as measured in dollars due to the increase in average selling price. The higher backlog resulted from higher net new order volume combined with production delays in certain communities in 2015 caused by a number of factors, including tight labor resources and adverse weather conditions.

Homes in production

The following is a summary of our homes in production at December 31, 2016 and 2015:

	2016	2015
Sold	5,138	4,573
Unsold
Under construction	1,703	1,450
Completed	645	471
	2,348	1,921
Models	1,072	1,024
Total	8,558	7,518

The number of homes in production at December 31, 2016 was 14% higher compared to December 31, 2015. The increase in homes under production was due to a combination of factors, including a 17% increase in active communities, a 10% increase in ending backlog units, higher net new order volume, and a decision to purposefully increase the number of unsold homes under construction ("spec homes"). The increase in spec homes reflects our intentions to achieve a more even flow production cycle over the course of 2017 compared with recent years. As part of our inventory management strategy, we will continue to maintain reasonable inventory levels relative to demand in each of our markets. We continue to focus on maintaining a low level of completed specs, though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,296	4,019	10,315	6,361	4,114	10,475
Southeast	16,050	8,232	24,282	11,161	7,933	19,094
Florida	22,164	8,470	30,634	21,230	9,636	30,866
Midwest	11,800	8,639	20,439	13,093	6,985	20,078
Texas	13,541	9,802	23,343	13,308	7,052	20,360
West	29,428	4,817	34,245	30,766	6,440	37,206
Total	99,279	43,979	143,258	95,919	42,160	138,079

Developed (%)	31%	19%	28%	28%	12%	23%

Of our controlled lots, 99,279 and 95,919 were owned and 43,979 and 42,160 were under land option agreements at December 31, 2016 and 2015, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.1 billion at December 31, 2016. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $195.4 million, of which $9.8 million is refundable, at December 31, 2016.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2016, we conducted our operations in 49 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2016	FY 2016 vs. FY 2015	2015	FY 2015 vs. FY 2014	2014
Home sale revenues:
Northeast	$696,003	2%	$679,082	(4)%	$708,465
Southeast (a)	1,485,809	40%	1,058,055	11%	949,134
Florida	1,274,237	26%	1,012,391	11%	913,758
Midwest	1,233,110	22%	1,012,460	16%	869,271
Texas	1,033,387	23%	840,766	(2)%	856,613
West	1,728,769	45%	1,189,921	(13)%	1,364,930
	$7,451,315	29%	$5,792,675	2%	$5,662,171
Income before income taxes:
Northeast (b)	$81,991	(1)%	$82,616	(20)%	$103,865
Southeast (a)	145,011	(16)%	172,330	10%	156,513
Florida	205,049	4%	196,525	3%	190,441
Midwest	120,159	31%	91,745	16%	78,863
Texas	152,355	26%	121,329	(9)%	133,005
West	225,771	33%	169,394	(33)%	254,724
Other homebuilding (c)	(69,570)	9%	(76,622)	73%	(282,234)
	$860,766	14%	$757,317	19%	$635,177
Closings (units):
Northeast	1,418	(5)%	1,496	(5)%	1,568
Southeast (a)	3,901	19%	3,276	4%	3,160
Florida	3,441	19%	2,896	5%	2,752
Midwest	3,418	15%	2,961	15%	2,581
Texas	3,726	11%	3,357	(10)%	3,750
West	4,047	29%	3,141	(7)%	3,385
	19,951	16%	$17,127	—%	17,196
Average selling price:
Northeast	$491	8%	$454	—%	$452
Southeast (a)	381	18%	323	8%	300
Florida	370	6%	350	5%	332
Midwest	361	6%	342	2%	337
Texas	277	11%	250	10%	228
West	427	13%	379	(6)%	403
	$373	10%	$338	3%	$329

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12).

(c)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments, in addition to: losses on debt retirements of $0.7 million and $8.6 million in 2016 and 2014, respectively (see Note 6); adjustments to general liability insurance reserves relating to reversals of $55.2 million and $62.2 million in 2016 and 2015, respectively, and a charge of $69.3 million in 2014 (see Note 12); and costs associated with the relocation of our corporate headquarters totaling $8.3 million, $4.4 million, and $16.3 million in 2016, 2015, and 2014, respectively (see Note 2).

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2016	FY 2016 vs. FY 2015	2015	FY 2015 vs. FY 2014	2014
Net new orders - units:
Northeast	1,361	(8)%	1,479	5%	1,408
Southeast (a)	3,810	10%	3,454	12%	3,075
Florida	3,585	13%	3,168	12%	2,841
Midwest	3,636	27%	2,862	23%	2,329
Texas	3,793	11%	3,429	(9)%	3,773
West	4,141	15%	3,616	12%	3,226
	20,326	13%	18,008	8%	16,652
Net new orders - dollars:
Northeast	$674,066	—%	$674,637	4%	$649,202
Southeast (a)	1,483,139	28%	1,160,590	23%	944,567
Florida	1,340,181	16%	1,152,705	21%	954,892
Midwest	1,351,828	32%	1,024,784	26%	815,968
Texas	1,060,217	17%	905,003	3%	881,843
West	1,843,968	33%	1,387,661	6%	1,312,465
	$7,753,399	23%	$6,305,380	13%	$5,558,937
Cancellation rates:
Northeast	11%		12%		12%
Southeast (a)	15%		10%		12%
Florida	12%		11%		10%
Midwest	12%		13%		13%
Texas	18%		19%		19%
West	19%		18%		18%
	15%		14%		15%
Unit backlog:
Northeast	387	(13)%	444	(4)%	461
Southeast (a)	1,371	20%	1,146	18%	968
Florida	1,418	11%	1,274	27%	1,002
Midwest	1,307	20%	1,089	(8)%	1,188
Texas	1,412	5%	1,345	6%	1,273
West	1,527	7%	1,433	50%	958
	7,422	10%	6,731	15%	5,850
Backlog dollars:
Northeast	$189,595	(10)%	$211,532	(2)%	$215,977
Southeast (a)	583,760	45%	403,568	34%	301,033
Florida	556,226	13%	490,282	40%	349,968
Midwest	501,079	31%	382,360	3%	370,036
Texas	402,491	7%	375,660	21%	311,424
West	708,361	19%	593,163	50%	395,423
	$2,941,512	20%	$2,456,565	26%	$1,943,861

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2016	FY 2016 vs. FY 2015	2015	FY 2015 vs. FY 2014	2014
Land-related charges*:
Northeast	$2,079	(37)%	$3,301	17%	$2,824
Southeast	3,089	2%	3,022	65%	1,826
Florida	715	(84)%	4,555	835%	487
Midwest	3,383	46%	2,319	(1)%	2,347
Texas	515	75%	295	(8)%	321
West	8,960	(443)%	(2,615)	(254)%	1,696
Other homebuilding	595	1%	590	(65)%	1,667
	$19,336	69%	$11,467	3%	$11,168

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 3 and 4 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

The length and complexity of the entitlement process in the Northeast have led to essentially flat volumes in recent years. For 2016, Northeast home sale revenues increased 2% compared with 2015 due to a 5% decrease in closings and an 8% increase in average selling price. The decrease in closings occurred in the Northeast Corridor and Mid-Atlantic while the increase in average selling price occurred across all markets. The decreased income before income taxes resulted from lower margins in the Mid-Atlantic and increased overhead expense in both the Northeast Corridor and Mid-Atlantic. Net new orders decreased 8%, primarily in the Northeast Corridor and Mid-Atlantic.

For 2015, Northeast home sale revenues decreased 4% compared with 2014 due to a 5% decrease in closings. Average selling price remained flat over 2014. The decrease in closings occurred in Mid-Atlantic and New England and contributed to the lower income before income taxes. Net new orders increased 5%, primarily due to higher order levels in the Northeast Corridor.

Northeast income before income taxes also includes a charge of $15.0 million related to the settlement of a disputed land transaction in 2016 and a charge of $20.0 million resulting from the Applecross matter in 2015 (see Note 12).

Southeast:

In 2016, the Southeast was significantly impacted by the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1). For 2016, Southeast home sale revenues increased 40% compared with 2015 due to an 18% increase in the average selling price combined with a 19% increase in closings. The increases in the average selling price and closings occurred across all markets. These increases are primarily due to contributions from the assets acquired from Wieland. Excluding those closings, revenues still increased compared with the prior year. Income before income taxes decreased 16% as a result of lower gross margins combined with higher overhead costs, including transaction and integration costs associated with the assets acquired from Wieland. Net new orders increased 10%, primarily due to the assets acquired from Wieland. While demand conditions remain favorable, we have experienced some moderation in pace.

For 2015, Southeast home sale revenues increased 11% compared with 2014 due to an 8% increase in the average selling price combined with a 4% increase in closings. The increases in the average selling price and closings were broad-based, though Tennessee experienced declines. The increased income before income taxes resulted primarily from higher revenues. Net new orders increased 12% in 2015 mainly due to increased order levels in Raleigh and Georgia, partially offset by a decline in Tennessee.

Florida:

For 2016, Florida home sale revenues increased 26% compared with 2015 due to a 6% increase in the average selling price combined with a 19% increase in closings. The increase in average selling price occurred across all markets. The increased income before income taxes for 2016 resulted primarily from higher revenues. Net new orders increased by 13% in 2016 due primarily to an increase in active communities in North and West Florida.

For 2015, Florida home sale revenues increased 11% compared with 2014 due to a 5% increase in the average selling price combined with a 5% increase in closings. The increase in the average selling price occurred in both North and South Florida. The increased income before income taxes for 2015 resulted from higher revenues. Net new orders increased by 12% in 2015 due primarily to an increase in active communities in North and West Florida.

Midwest:

For 2016, Midwest home sale revenues increased 22% compared with the prior year period due to a 15% increase in closings combined with a 6% increase in the average selling price. The higher closing volume led to a 31% increase in income before income taxes. The higher revenues occurred across all markets. Net new orders increased across all markets.

For 2015, Midwest home sale revenues increased 16% compared with the prior year period due to a 15% increase in closings combined with a 2% increase in the average selling price. The increase in closing volumes was driven by our acquisition of certain real estate assets from Dominion Homes in August 2014. Partially offsetting this were lower closings in Illinois-St Louis. The increased income before income taxes resulted from higher revenues. Net new orders increased by 23% in 2015 compared with 2014, mainly due to the acquisition of certain real estate assets from Dominion Homes combined with higher orders in Indianapolis-Cleveland and Minnesota.

Texas:

For 2016, Texas home sale revenues increased 23% compared with the prior year period due to an 11% increase in closings combined with an 11% increase in the average selling price. The increase in average selling price was broad-based across all markets, while the increase in closings occurred across all markets with the exception of San Antonio. The higher revenues and higher closings led to increased income before taxes. Net new orders increased 11% across all markets.

For 2015, Texas home sale revenues decreased by 2% compared with the prior year period due to a 10% decrease in closings, partially offset by a 10% increase in the average selling price. These trends were broad-based, though Houston's closings were down 16%, in part due to the impact of lower oil prices on the local economy. In other markets, the lower closings resulted primarily from tight labor resources combined with delays in opening new communities, in part due to challenging weather conditions earlier in the year. The lower revenues led to the decreased income before income taxes for 2015. Net new orders decreased by 9% for 2015, led by a 19% decline in Houston.

West:

For 2016, West home sale revenues increased 45% compared with the prior year period due to a 29% increase in closings combined with a 13% increase in the average selling price. The increased closings and increased average selling price occurred across all markets. The increased income before income taxes resulted from higher revenues and gross margins in all markets except for Southern California. Net new orders increased by 15% in 2016 compared with 2015 due to higher order levels primarily in Las Vegas and Northern California, offset by a slight decrease in Arizona.

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

	Years Ended December 31,
	2016	FY 2016 vs. FY 2015	2015	FY 2015 vs. FY 2014	2014
Mortgage operations revenues	$142,262	27%	$111,810	14%	$97,787
Title services revenues	38,864	34%	28,943	4%	27,851
Total Financial Services revenues	181,126	29%	140,753	12%	125,638
Expenses (a)	(108,573)	32%	(82,047)	15%	(71,057)
Other income (expense), net	531	—%	—	—%	—
Income before income taxes	$73,084	24%	$58,706	8%	$54,581
Total originations:
Loans	13,373	17%	11,435	6%	10,805
Principal	$3,706,745	27%	$2,929,531	10%	$2,656,683

(a) Includes loan origination reserve releases of $11.4 million and $18.6 million in 2015 and 2014, respectively.

	Years Ended December 31,
	2016	2015	2014
Supplemental data:
Capture rate	81.2%	82.9%	80.2%
Average FICO score	750	749	749
Loan application backlog	$1,670,160	$1,310,173	$980,863
Funded origination breakdown:
Government (FHA, VA, USDA)	23%	25%	24%
Other agency	70%	69%	70%
Total agency	93%	94%	94%
Non-agency	7%	6%	6%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2016 increased 29% compared with 2015. The increase resulted from a higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size combined with favorable market conditions. Total Financial Services revenues during 2015 increased 12% compared with 2014 as the result of a higher capture rate and higher revenues per loan, which were attributable to a higher average loan size combined with a modest improvement in loan pricing. The improvement in loan pricing in 2015 resulted primarily from a spike in mortgage industry refinancing volume in early 2015, which reduced competitive pricing pressures for new originations. Loan pricing came under more pressure in more recent months as industry refinancing volume receded. However, the overall pricing environment for new originations remains favorable.

Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production. Adjustable rate mortgages (“ARMs”) accounted for 5% of funded loan production in 2016 compared with 6% and 11% in 2015 and 2014, respectively. The shifts in ARM volume contributed to the higher revenues per loan in 2016 and 2015 as ARMs generally contain lower margins. Additionally, fixed rate mortgages tend to have higher servicing values.

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015 and 2014, we reduced our loan origination liabilities by net reserve releases of $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and existing conditions. Such adjustments are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. See Note 12 to the Consolidated Financial Statements.

Income before income taxes

The increased income before income taxes for 2016 as compared with 2015 is due to higher origination volume and an increase in revenue per loan combined with better overhead leverage.

The increased income before income taxes for 2015 as compared with 2014 is due to higher origination volume and an increase in revenue per loan. The increase in expenses over the prior period is largely a result of an increase in headcount caused by the higher origination volume, combined with the impact of changes in loan loss reserves discussed above.

Income Taxes

Our effective tax rate was 35.5%, 39.5% and 31.2% for 2016, 2015, and 2014, respectively. The 2016 effective tax rate differs from the federal statutory rate primarily due to state income taxes, the reversal of a portion of our valuation allowance related to a legal entity restructuring, the favorable resolution of certain state income tax matters, the impact on our net deferred tax assets due to changes in business operations and state tax laws, and recognition of energy efficient home credits. The 2015 effective tax rate exceeds the federal statutory rate primarily due to state income taxes and the impact of changes in business operations and state tax laws to our net deferred tax assets. The 2014 effective tax rate is less than the federal statutory rate primarily due to the reversal of a portion of our valuation allowance related to certain state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters.

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

At December 31, 2016, we had unrestricted cash and equivalents of $698.9 million, restricted cash balances of $24.4 million, and $530.9 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt and limited recourse notes payable, was 40.0% at December 31, 2016.

Senior unsecured notes

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300.0 million of 4.25% senior notes due March 1, 2021, and $700.0 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016 we issued an additional $1.0 billion of senior unsecured notes, consisting of an additional $400.0 million of the 4.25% senior notes due March 1, 2021, and $600.0 million of 5% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of the previously existing term loan facility. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity. We retired outstanding debt totaling $965.2 million, $238.0 million, and $245.7 million during 2016, 2015, and 2014, respectively.

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provided for an increase in our maximum borrowings from $500.0 million to $750.0 million and extended the maturity date from July 2017 to June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at December 31, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or Base Rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $219.1 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at December 31, 2016 and 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $530.9 million and $308.7 million as of December 31, 2016 and 2015, respectively.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties totaling $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In August 2016, Pulte amended its Repurchase Agreement to extend the effective date to August 2017, and adjusted the maximum aggregate commitment amount according to seasonal borrowing capacity needs. In December 2016, Pulte Mortgage again amended its Repurchase Agreement to increase the maximum aggregate commitment amount to cover seasonal borrowing capacity needs. The maximum aggregate commitment was $360.0 million during the seasonally high borrowing period from December 27, 2016 through January 12, 2017. At all other times, the maximum aggregate commitment ranges from $175.0 million to $200.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $331.6 million and $267.9 million outstanding under the Repurchase Agreement at December 31, 2016, and 2015, respectively, and was in compliance with its covenants and requirements as of such dates.

Share repurchase programs

In previous years, our Board of Directors authorized and announced a share repurchase program. In July 2016, our Board of Directors approved an increase of $1.0 billion to such authorization. We repurchased 30.9 million, 21.2 million, and 12.9 million shares in 2016, 2015, and 2014, respectively, for a total of $600.0 million, $433.7 million, and $245.8 million in 2016, 2015, and 2014, respectively. At December 31, 2016, we had remaining authorization to repurchase $1.0 billion of common shares.

Dividends

Our declared quarterly cash dividends totaled $122.2 million, $117.9 million, and $86.4 million in 2016, 2015, and 2014, respectively.

Cash flows

Operating activities

Our net cash provided by operating activities in 2016 was $68.3 million, compared with net cash used in operating activities of $337.6 million in 2015 and net cash provided by operating activities of $307.9 million in 2014. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for 2016 was primarily due to income before income taxes of $933.9 million, which was largely offset by a net increase in inventories of $897.1 million as the result of land acquisition and development investment to support future operations as well as more homes under construction as the result of higher production levels. Additionally, residential mortgage loans available-for-sale increased $99.5 million as the result of an increase in loan originations in the month of December compared with the prior year.

Our negative cash flow from operations for 2015 was primarily due to a net increase in inventories of $917.3 million resulting from increased land investment, combined with a net increase in residential mortgage loans available-for-sale of $104.6 million, partially offset by our income before income taxes of $816.0 million.

Our positive cash flow from operations for 2014 was primarily due to our income before income taxes of $689.8 million, offset by a net increase in inventories of $337.9 million and an increase in residential mortgage loans available-for-sale of $53.7 million.

Investing activities

Net cash used in investing activities totaled $471.2 million in 2016, compared with $34.6 million in 2015 and $122.6 million in 2014. The use of cash from investing activities in 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

The use of cash from investing activities in 2015 was primarily due to $45.4 million of capital expenditures and an $8.6 million increase in residential mortgage loans held for investment.

The use of cash from investing activities in 2014 was primarily due to the acquisition of certain real estate assets from Dominion Homes (see Note 1) and $48.8 million of capital expenditures related primarily to new community openings and the relocation of our corporate headquarters.

Financing activities

Net cash provided by financing activities was $350.7 million in 2016, compared with $161.6 million and $529.1 million of net cash used in financing during 2015 and 2014, respectively. The net cash provided by financing activities for 2016 resulted primarily from the proceeds of the February and July senior unsecured notes issuances for $2.0 billion, offset by the retirement of debt totaling $986.9 million, which included $465.2 million of our senior notes that matured in May 2016 and repayment of our previously outstanding term loan. During 2016, we repurchased 30.9 million common shares for $600.0 million under our repurchase authorization, made payments of $124.7 million for cash dividends, and had net borrowings of $63.7 million under the Repurchase Agreement related to a seasonal increase in residential mortgage loans available-for-sale.

Repayments of debt were $239.2 million and $250.6 million in 2015 and 2014, respectively, offset by incremental borrowings of $127.6 million and $34.6 million under the Repurchase Agreement during 2015 and 2014, respectively. Cash used in financing activities for 2015 was offset by $498.1 million of proceeds from the Term Loan executed in September 2015, and also includes dividend payments of $116.0 million and the repurchase of common shares under our share repurchase authorization for $442.7 million. Cash used in financing activities in 2014 reflects dividend payments of $75.6 million, and the repurchase of common shares under our share repurchase authorization for $253.0 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2016:

	Payments Due by Period ($000’s omitted)
	Total	2017	2018-2019	2020-2021	After 2021
Contractual obligations:
Long-term debt (a)	$5,066,941	$296,587	$330,750	$1,015,875	$3,423,729
Operating lease obligations	122,924	25,349	42,546	22,747	32,282
Other long-term liabilities (b)	21,037	12,359	4,485	4,193	—
Total contractual obligations (c)	$5,210,902	$334,295	$377,781	$1,042,815	$3,456,011

(a)	Represents principal and interest payments related to our senior notes.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2016, we had $195.4 million of deposits and pre-acquisition costs, of which $9.8 million is refundable, relating to option agreements to acquire 43,979 lots with a remaining purchase price of $2.1 billion. We expect to acquire the majority of such land within the next two years and the remainder thereafter.

At December 31, 2016, we had $21.5 million of gross unrecognized tax benefits and $12.2 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 - 2016.

The following table summarizes our other commercial commitments as of December 31, 2016:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2017	2018-2019	2020-2021	After 2021
Other commercial commitments:
Guarantor credit facilities (a)	$750,000	$—	$750,000	$—	$—
Non-guarantor credit facilities (b)	360,000	360,000	—	—	—
Total commercial commitments (c)	$1,110,000	$360,000	$750,000	$—	$—

(a)
The $750.0 million in 2018-2019 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding, and $219.1 million of letters of credit were issued at December 31, 2016.

(b)
Represents the capacity of the Repurchase Agreement, of which $331.6 million was outstanding at December 31, 2016. The capacity of $360.0 million is effective through January 12, 2017 after which it ranges from $175.0 million to $200.0 million until its expiration in August 2017.

(c)	The above table excludes an aggregate $1.1 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2016, we had outstanding letters of credit of $219.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at December 31, 2016, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2016, these agreements had an aggregate remaining purchase price of $2.1 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At December 31, 2016, aggregate outstanding debt of unconsolidated joint ventures was $4.6 million, of which our proportionate share was $1.3 million. See Note 5 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 to our Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

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

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and closing costs applicable to the home. Sales commissions are classified within selling, general, and administrative expenses. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

We test inventory for impairment when events and circumstances indicate that the cash flows estimated to be generated by the community are less than its carrying amount. Such indicators include gross margins or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we determine the fair value of the community and impairment charges are recorded if the fair value of the community’s inventory is less than its carrying value.

We generally determine the fair value of each community’s inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015 and 2014, we reduced our loan origination liabilities by net reserve releases of $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and existing conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates.

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

Self-insured risks

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2016 and 2015, we reduced general liability reserves by $55.2 million and $29.6 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. During 2015, we also recorded a general liability reserve reversal of $32.6 million, resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure. During 2014, we increased general liability insurance reserves by $69.3 million, which was primarily driven by estimated costs associated with siding repairs in certain previously completed communities.

The changes in actuarial estimates in 2016, 2015, and 2014 were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Our recorded reserves for all such claims totaled $831.1 million and $924.6 million at December 31, 2016 and 2015, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 74% of the total general liability reserves at December 31, 2016 and 2015, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $750 million to $975 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

In certain instances, we have the ability to recover a portion of our costs under various insurance policies. Estimates of such amounts are recorded when recovery is considered probable. Our receivables from insurance carriers totaled $307.3 million and $362.7 million at December 31, 2016 and 2015, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. We believe collection of these insurance receivables is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk on our debt instruments primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair value of the debt instrument but could affect our earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay our debt prior to maturity. As a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance or repurchase such debt.

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2016 and 2015 ($000’s omitted).

	As of December 31, 2016 for the Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$134,482	$—	$3,900	$3,900	$700,000	$2,300,000	$3,142,282	$3,131,579
Average interest rate	7.12%	—%	5.00%	5.00%	4.25%	7.19%	5.58%

Variable rate debt (a)	$331,621	$—	$—	$—	$—	$—	$331,621	$331,621
Average interest rate	2.89%	—%	—%	—%	—%	—%	2.89%

	As of December 31, 2015 for the Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$487,485	$128,296	$—	$3,900	$3,900	$1,000,000	$1,623,581	$1,678,987
Average interest rate	6.24%	7.00%	—%	5.00%	5.00%	6.71%	6.57%

Variable rate debt (a)	$267,877	$500,000	$—	$—	$—	$—	$767,877	$767,877
Average interest rate	2.65%	1.42%	—%	—%	—%	—%	1.85%

(a) Includes the Pulte Mortgage Repurchase Agreement and the Term Loan, which was retired in 2016. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either December 31, 2016 or 2015.

Derivative instruments and hedging activities

Pulte Mortgage is exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). The interest rate risk continues through the loan closing and until the loan is sold to an investor. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float. In periods of low or decreasing interest rates, the length of exposure will also generally increase as customers desire to lock before the possibility of rising rates.

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

At December 31, 2016 and 2015, residential mortgage loans available-for-sale had an aggregate fair value of $539.5 million and $442.7 million, respectively. At December 31, 2016 and 2015, we had aggregate interest rate lock commitments of $273.9 million and $208.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $610.0 million and $525.0 million at December 31, 2016 and 2015, respectively, and whole loan investor commitments totaled $157.6 million and $77.6 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” "should", “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
($000’s omitted, except per share data)

	2016	2015
ASSETS
Cash and equivalents	$698,882	$754,161
Restricted cash	24,366	21,274
Total cash, cash equivalents, and restricted cash	723,248	775,435
House and land inventory	6,770,655	5,450,058
Land held for sale	31,728	81,492
Residential mortgage loans available-for-sale	539,496	442,715
Investments in unconsolidated entities	51,447	41,267
Other assets	857,426	893,345
Intangible assets	154,792	110,215
Deferred tax assets, net	1,049,408	1,394,879
	$10,178,200	$9,189,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $99,690 and $60,547 in 2016 and 2015, respectively	$405,455	$327,725
Customer deposits	187,891	186,141
Accrued and other liabilities	1,448,994	1,516,783
Income tax liabilities	34,860	57,050
Financial Services debt	331,621	267,877
Term loan	—	498,423
Senior notes	3,110,016	1,576,082
Total liabilities	5,518,837	4,430,081
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 319,089,720 and 349,148,351 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,191	3,491
Additional paid-in capital	3,116,490	3,093,802
Accumulated other comprehensive loss	(526)	(609)
Retained earnings	1,540,208	1,662,641
Total shareholders’ equity	4,659,363	4,759,325
	$10,178,200	$9,189,406
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016, 2015, and 2014
(000’s omitted, except per share data)

	2016	2015	2014
Revenues:
Homebuilding
Home sale revenues	$7,451,315	$5,792,675	$5,662,171
Land sale revenues	36,035	48,536	34,554
	7,487,350	5,841,211	5,696,725
Financial Services	181,126	140,753	125,638
Total revenues	7,668,476	5,981,964	5,822,363

Homebuilding Cost of Revenues:
Home sale cost of revenues	(5,587,974)	(4,235,945)	(4,149,674)
Land sale cost of revenues	(32,115)	(35,858)	(23,748)
	(5,620,089)	(4,271,803)	(4,173,422)

Financial Services expenses	(108,573)	(82,047)	(71,057)
Selling, general, and administrative expenses	(957,150)	(794,728)	(861,390)
Other expense, net	(48,814)	(17,363)	(26,736)
Income before income taxes	933,850	816,023	689,758
Income tax expense	(331,147)	(321,933)	(215,420)
Net income	$602,703	$494,090	$474,338

Net income per share:
Basic	$1.76	$1.38	$1.27
Diluted	$1.75	$1.36	$1.26
Cash dividends declared	$0.36	$0.33	$0.23

Number of shares used in calculation:
Basic	339,747	356,576	370,377
Effect of dilutive securities	2,376	3,217	3,725
Diluted	342,123	359,793	374,102

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2016, 2015, and 2014
(000’s omitted)

	2016	2015	2014
Net income	$602,703	$494,090	$474,338

Other comprehensive income, net of tax:
Change in value of derivatives	83	81	105
Other comprehensive income	83	81	105

Comprehensive income	$602,786	$494,171	$474,443

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015, and 2014
(000’s omitted, except per share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2014	381,300	$3,813	$3,052,016	$(795)	$1,593,918	$4,648,952
Stock option exercises	1,422	14	15,613	—	—	15,627
Share issuances, net of cancellations	(43)	—	—	—	—	—
Dividends declared	—	—	72	—	(86,442)	(86,370)
Share repurchases	(13,220)	(132)	—	—	(252,887)	(253,019)
Share-based compensation	—	—	13,786	—	26	13,812
Excess tax benefits (deficiencies) from share-based compensation	—	—	(8,491)	—	—	(8,491)
Net income	—	—	—	—	474,338	474,338
Other comprehensive income	—	—	—	105	—	105
Shareholders' Equity, December 31, 2014	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	904	9	10,525	—	—	10,534
Share issuances, net of cancellations	428	4	7,420	—		7,424
Dividends declared	—	—	8	—	(117,881)	(117,873)
Share repurchases	(21,642)	(217)	—	—	(442,521)	(442,738)
Share-based compensation	—	—	16,888	—	—	16,888
Excess tax benefits (deficiencies) from share-based compensation	—	—	(14,035)	—	—	(14,035)
Net income	—	—	—	—	494,090	494,090
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2015	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	498	5	5,840	—	—	5,845
Share issuances, net of cancellations	530	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(122,240)	(122,240)
Share repurchases	(31,087)	(310)	—	—	(602,896)	(603,206)
Share-based compensation	—	—	18,626	—	—	18,626
Excess tax benefits (deficiencies) from share-based compensation	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	602,703	602,703
Other comprehensive income	—	—	—	83	—	83
Shareholders' Equity, December 31, 2016	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015, and 2014
($000’s omitted)

	2016	2015	2014
Cash flows from operating activities:
Net income	$602,703	$494,090	$474,338
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	334,787	311,699	223,769
Write-down of land and deposits and pre-acquisition costs	19,357	11,467	11,168
Depreciation and amortization	54,007	46,222	39,864
Share-based compensation expense	22,228	24,752	29,292
Loss on debt retirements	657	—	8,584
Other, net	1,614	(4,865)	(2,566)
Increase (decrease) in cash due to:
Inventories	(897,092)	(917,298)	(337,939)
Residential mortgage loans available-for-sale	(99,527)	(104,609)	(53,734)
Other assets	(45,721)	(175,150)	(46,249)
Accounts payable, accrued and other liabilities	75,257	(23,898)	(38,646)
Net cash provided by (used in) operating activities	68,270	(337,590)	307,881
Cash flows from investing activities:
Capital expenditures	(39,295)	(45,440)	(48,790)
Investment in unconsolidated subsidiaries	(14,539)	(454)	(9)
Cash used for business acquisition	(430,458)	—	(82,419)
Other investing activities, net	13,100	11,330	8,605
Net cash used in investing activities	(471,192)	(34,564)	(122,613)
Cash flows from financing activities:
Proceeds from debt issuance	1,995,937	498,087	—
Repayments of debt	(986,919)	(239,193)	(250,631)
Borrowings under revolving credit facility	619,000	125,000	—
Repayments under revolving credit facility	(619,000)	(125,000)	—
Financial Services borrowings	63,744	127,636	34,577
Stock option exercises	5,845	10,535	15,627
Share repurchases	(603,206)	(442,738)	(253,019)
Dividends paid	(124,666)	(115,958)	(75,646)
Net cash provided by (used in) financing activities	350,735	(161,631)	(529,092)
Net increase (decrease)	(52,187)	(533,785)	(343,824)
Cash, cash equivalents, and restricted cash at beginning of period	775,435	1,309,220	1,653,044
Cash, cash equivalents, and restricted cash at end of period	$723,248	$775,435	$1,309,220

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(26,538)	$(4,193)	$(4,561)
Income taxes paid (refunded), net	$2,743	$(5,654)	$1,030
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the U.S., and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

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

Reclassifications

In January 2016, we adopted Accounting Standards Update ("ASU") 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of applicable unamortized debt issuance costs from other assets to senior notes and term loan. See Note 6.

In December 2016, we early adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” that requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Effective with our fourth quarter 2016 reporting, we reclassified our unbilled insurance receivables to other assets from accrued and other liabilities. Additionally, we reclassified sales commissions expense from home sale cost of revenues to selling, general, and administrative expenses in order to be more consistent with a majority of our peers. This

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

had the effect of reducing home sale cost of revenues while increasing selling, general, and administrative expenses by the amount of sales commissions, which totaled $268.3 million, $204.9 million, and $193.6 million, or 3.6 percent, 3.5 percent, and 3.4 percent of home sale revenues, for the years ended December 31, 2016, 2015, and 2014, respectively.

All prior period amounts have been reclassified to conform to the current presentation.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2016 and 2015 also included $66.5 million and $27.5 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer. Total cash, cash equivalents, and restricted cash includes restricted cash balances of $24.4 million and $21.3 million at December 31, 2016 and 2015, respectively.

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

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, was recorded as the result of the Wieland acquisition and totaled $40.4 million at December 31, 2016. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets also includes tradenames acquired in connection with the 2016 acquisition of Wieland, the 2009 acquisition of Centex Corporation ("Centex"), and the 2001 acquisition of Del Webb Corporation, all of which are being amortized over 20-year lives. The acquired cost and accumulated amortization of our tradenames were $277.0 million and $162.6 million, respectively, at December 31, 2016, and $259.0 million and $148.8 million, respectively, at December 31, 2015. Amortization expense totaled $13.8 million, $12.9 million and $13.0 million in 2016, 2015, and 2014, respectively, and is expected to be $13.8 million in each of the next five years. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess tradenames for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: model home furniture - two years; office furniture and equipment - three to ten years; and leasehold improvements - life of the lease. Property and equipment are included in other assets and totaled $77.4 million net of accumulated depreciation of $192.9 million at December 31, 2016 and $86.3 million net of accumulated depreciation of $185.8 million at December 31, 2015. Depreciation expense totaled $40.2 million, $33.3 million, and $26.8 million in 2016, 2015, and 2014, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $50.7 million, $45.3 million, and $41.8 million, in 2016, 2015, and 2014, respectively.

Employee benefits

We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to the plans totaled $14.6 million, $12.6 million, and $12.1 million in 2016, 2015, and 2014, respectively.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2016	2015	2014
Write-offs of deposits and pre-acquisition costs (Note 3)	$17,157	$5,021	$6,099
Loss on debt retirements (Note 6)	657	—	8,584
Lease exit and related costs (a)	11,643	2,463	9,609
Amortization of intangible assets (Note 1)	13,800	12,900	13,033
Equity in (earnings) loss of unconsolidated entities (Note 5)	(8,337)	(7,355)	(8,226)
Interest income	(3,236)	(3,107)	(4,632)
Interest expense	686	788	849
Miscellaneous, net (b)	16,444	6,653	1,420
Total other expense, net	$48,814	$17,363	$26,736

(a)
Lease exit and related costs for 2016 resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013 (see Note 2). Costs for 2015 and 2014 are primarily attributable to those same relocation efforts.

(b)
Miscellaneous, net includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares and share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered anti-dilutive and excluded from the diluted earnings per share calculation. Our earnings per share excluded 1.8 million, 3.9 million, and 6.6 million potentially dilutive instruments in 2016, 2015, and 2014, respectively.

In accordance with ASC 260 "Earnings Per Share" ("ASC 260"), the two-class method determines earnings per share for each class of common share and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share awards, restricted share units, and deferred shares are considered participating securities. The following table presents the earnings per common share (000's omitted, except per share data):

	December 31, 2016	December 31, 2015	December 31, 2014
Numerator:
Net income	$602,703	$494,090	$474,338
Less: earnings distributed to participating securities	(1,100)	(755)	(583)
Less: undistributed earnings allocated to participating securities	(3,622)	(2,448)	(2,668)
Numerator for basic earnings per share	$597,981	$490,887	$471,087
Add back: undistributed earnings allocated to participating securities	3,622	2,448	2,668
Less: undistributed earnings reallocated to participating securities	(3,602)	(2,429)	(2,643)
Numerator for diluted earnings per share	$598,001	$490,906	$471,112

Denominator:
Basic shares outstanding	339,747	356,576	370,377
Effect of dilutive securities	2,376	3,217	3,725
Diluted shares outstanding	342,123	359,793	374,102

Earnings per share:
Basic	$1.76	$1.38	$1.27
Diluted	$1.75	$1.36	$1.26

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing. The amount of such deferred profits was not material at either December 31, 2016 or 2015.

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

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and closing costs applicable to the home. Sales commissions are classified within selling, general, and administrative expenses. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

We test inventory for impairment when events and circumstances indicate that the cash flows estimated to be generated by the community are less than its carrying amount. Such indicators include gross margins or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.

We generally determine the fair value of a community's inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Our evaluations for impairments are based on our best estimates of the future cash flows

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. See Note 3.

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2016 or 2015 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2016		December 31, 2015
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$68,527	$849,901	$77,641	$1,064,506
Other land options	126,909	1,252,662	84,478	981,687
	$195,436	$2,102,563	$162,119	$2,046,193

Start-up costs

Costs and expenses associated with opening new communities are expensed to selling, general, and administrative expenses as incurred.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized.

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2016 and 2015, residential mortgage loans available-for-sale had an aggregate fair value of $539.5 million and $442.7 million, respectively, and an aggregate outstanding principal balance of $529.7 million and $429.6 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $2.8 million and $(0.3) million for the years ended December 31, 2016 and 2015, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2016, 2015, and 2014 were $109.6 million, $80.8 million, and $67.2 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2016 and 2015.

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are reviewed annually for impairment, or when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $8.4 million and $7.6 million at December 31, 2016 and 2015, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $8.0 million, $6.9 million, and $7.2 million in 2016, 2015, and 2014, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

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

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2016 and 2015, we had aggregate IRLCs of $273.9 million and $208.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2016 and 2015, we had unexpired forward contracts of $610.0 million and $525.0 million, respectively, and whole loan investor commitments of $157.6 million and $77.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days.

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2016		December 31, 2015
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$9,194	$501	$5,854	$280
Forward contracts	8,085	1,004	1,178	840
Whole loan commitments	1,135	863	358	345
	$18,414	$2,368	$7,390	$1,465

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers". The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018, and, at that time, we expect to apply the modified retrospective method of adoption. We continue to evaluate the impact that the standard will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. Adoption of ASU 2014-15 as of December 31, 2016, did not impact our financial statements or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 will be effective for us for annual and interim periods beginning after January 1, 2017. Amendments to the presentation of employee taxes on the statement of cash flows will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. Amendments to the timing of when excess tax benefits are recognized, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Preliminarily, we expect the cumulative-effect adjustment to increase the January 1, 2017, opening retained earnings and deferred tax assets by $18.6 million from previously unrecognized excess tax benefits (see Note 9). We do not expect the remaining aspects of adopting ASU 2016-09 to have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Corporate office relocation

In May 2013, we announced our plan to relocate our corporate offices to Atlanta, Georgia, from the previous location in Bloomfield Hills, Michigan. The relocation of operations occurred in phases over time and was substantially complete in 2016. We recorded employee severance, retention, relocation, and related expenses of $1.0 million, $2.0 million, and $7.6 million in 2016, 2015, and 2014, respectively. We also recorded lease exit and asset impairment expenses totaling $7.3 million, $2.3 million, and $8.7 million in 2016, 2015, and 2014, respectively. Severance, retention, relocation, and related expenses are recorded within selling, general, and administrative expense, while lease exit and asset impairment expenses are included in other expense, net.

3. Inventory and land held for sale

Major components of inventory at December 31, 2016 and 2015 were ($000’s omitted):

	2016	2015
Homes under construction	$1,921,259	$1,408,260
Land under development	4,072,109	3,259,066
Raw land	777,287	782,732
	$6,770,655	$5,450,058

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2016	2015	2014
Interest in inventory, beginning of period	$149,498	$167,638	$230,922
Interest capitalized	160,506	120,001	131,444
Interest expensed	(123,907)	(138,141)	(194,728)
Interest in inventory, end of period	$186,097	$149,498	$167,638

Land-related charges

We recorded the following land-related charges ($000's omitted):

	2016	2015	2014
Land impairments	$1,074	$7,347	$3,911
Net realizable value adjustments ("NRV") - land held for sale	1,105	(901)	1,158
Write-offs of deposits and pre-acquisition costs	17,157	5,021	6,099
Total land-related charges	$19,336	$11,467	$11,168

Land held for sale

Land held for sale at December 31, 2016 and 2015 was as follows ($000’s omitted):

	2016	2015
Land held for sale, gross	$38,157	$86,913
Net realizable value reserves	(6,429)	(5,421)
Land held for sale, net	$31,728	$81,492

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $6.5 billion and $996.4 million in 2016, $5.0 billion and $841.5 million in 2015, and $4.8 billion and $885.8 million in 2014, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2016	2015	2014
Revenues:
Northeast	$696,463	$682,112	$710,859
Southeast (a)	1,491,270	1,058,089	949,635
Florida	1,284,753	1,019,733	917,956
Midwest	1,234,650	1,020,691	872,241
Texas	1,034,673	845,772	859,165
West	1,745,541	1,214,814	1,386,869
	7,487,350	5,841,211	5,696,725
Financial Services	181,126	140,753	125,638
Consolidated revenues	$7,668,476	$5,981,964	$5,822,363

Income before income taxes:
Northeast (b)	$81,991	$82,616	$103,865
Southeast (a)	145,011	172,330	156,513
Florida	205,049	196,525	190,441
Midwest	120,159	91,745	78,863
Texas	152,355	121,329	133,005
West	225,771	169,394	254,724
Other homebuilding (c)	(69,570)	(76,622)	(282,234)
	860,766	757,317	635,177
Financial Services (d)	73,084	58,706	54,581
Consolidated income before income taxes	$933,850	$816,023	$689,758

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 12).

(c)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments, in addition to: losses on debt retirements of $0.7 million and $8.6 million in 2016 and 2014, respectively (see Note 6); adjustments to insurance reserves relating to a reversal of $55.2 million in 2016, reversals totaling $62.2 million in 2015, and a charge of $69.3 million in 2014 (see Note 12); and costs associated with the relocation of our corporate headquarters totaling $8.3 million, $4.4 million, and $16.3 million in 2016, 2015, and 2014, respectively (see Note 2).

(d)	Financial Services included reductions in loan origination liabilities totaling $11.8 million and $18.6 million in 2015 and 2014, respectively (see Note 12).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2016	2015	2014
Land-related charges*:
Northeast	$2,079	$3,301	$2,824
Southeast	3,089	3,022	1,826
Florida	715	4,555	487
Midwest	3,383	2,319	2,347
Texas	515	295	321
West	8,960	(2,615)	1,696
Other homebuilding	595	590	1,667
	$19,336	$11,467	$11,168

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 1 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Northeast	$2,133	$1,682	$1,852
Southeast	5,350	3,492	2,666
Florida	4,955	3,536	2,150
Midwest	5,099	5,019	3,153
Texas	3,673	2,928	1,698
West	6,739	5,995	5,263
Other homebuilding (a)	22,467	20,254	19,548
	50,416	42,906	36,330
Financial Services	3,591	3,316	3,534
	$54,007	$46,222	$39,864

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2016	2015	2014
Equity in (earnings) loss of unconsolidated entities:
Northeast	$2	$2	$(4,733)
Southeast	—	—	—
Florida	(10)	2	(7)
Midwest	78	(337)	(481)
Texas	—	—	—
West	(6,759)	(5,107)	(2,422)
Other homebuilding	(1,117)	(1,915)	(583)
	(7,806)	(7,355)	(8,226)
Financial Services	(531)	—	(182)
	$(8,337)	$(7,355)	$(8,408)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast (a)	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (b)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (b)	18,351	198,566	25,204	242,121	2,861,197
	1,408,260	3,259,066	782,732	5,450,058	8,680,417
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$9,189,406

	December 31, 2014
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$184,974	$266,229	$106,077	$557,280	$659,224
Southeast	147,506	304,762	117,981	570,249	605,067
Florida	150,743	350,016	112,225	612,984	717,531
Midwest	176,966	326,549	70,266	573,781	624,815
Texas	134,873	250,102	91,765	476,740	528,392
West	270,060	850,629	230,199	1,350,888	1,485,685
Other homebuilding (b)	19,015	196,762	34,401	250,178	3,518,508
	1,084,137	2,545,049	762,914	4,392,100	8,139,222
Financial Services	—	—	—	—	420,965
	$1,084,137	$2,545,049	$762,914	$4,392,100	$8,560,187

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2016	2015
Investments in joint ventures with debt non-recourse to PulteGroup	$33,436	$23,236
Investments in other active joint ventures	18,011	18,031
Total investments in unconsolidated entities	$51,447	$41,267

Total joint venture debt	$4,605	$16,369

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$—	$226
Joint venture debt non-recourse to PulteGroup	1,349	6,744
PulteGroup's total proportionate share of joint venture debt	$1,349	$6,970

In 2016, 2015, and 2014, we recognized income from unconsolidated joint ventures of $8.3 million, $7.4 million, and $8.4 million, respectively (of which $0.2 million related to Financial Services in 2014). We made capital contributions of $14.5 million during the year, and received distributions from our unconsolidated joint ventures of $10.9 million, $6.0 million, and $13.1 million, in 2016, 2015, and 2014, respectively. No significant capital contributions occurred during 2015, and 2014.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Debt

Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2016	2015
6.500% unsecured senior notes due May 2016 (a)	$—	$465,245
7.625% unsecured senior notes due October 2017 (b)	123,000	123,000
4.250% unsecured senior notes due March 2021 (a)	700,000	—
5.500% unsecured senior notes due March 2026 (a)	700,000	—
5.000% unsecured senior notes due January 2027 (a)	600,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(12,984)	(12,163)
Total senior notes	$3,110,016	$1,576,082
Estimated fair value	$3,112,297	$1,643,651

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

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

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2016, we were in compliance with all of the covenants and requirements under the senior notes. Our senior note principal maturities are as follows: 2017 - $123.0 million; 2018 through 2020 - $0.0 million; 2021 - $700.0 million; and thereafter - $2.3 billion. Refer to Note 13 for supplemental consolidating financial information of the Company.

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300.0 million of 4.25% senior notes due March 1, 2021, and $700.0 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016, we issued an additional $1.0 billion of senior unsecured notes, consisting of an additional $400.0 million of the 4.25% senior notes due March 1, 2021, and $600.0 million of 5.00% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of the previously existing term loan facility, which resulted in a write-off of $0.7 million of remaining debt issuance costs. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

We retired outstanding debt totaling $965.2 million, $238.0 million, and $245.7 million during 2016, 2015, and 2014, respectively. Certain debt retirements occurred prior to the stated maturity dates and resulted in losses totaling $0.7 million and $8.6 million in 2016 and 2014, respectively. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees related to the repurchased debt and are reflected in other expense, net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving credit facility

In June 2016, we entered into an amended and restated senior unsecured revolving credit facility (the “Revolving Credit Facility”) that provided for an increase in our maximum borrowings from $500.0 million to $750.0 million and extended the maturity date from July 2017 to June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at December 31, 2016. The interest rate on borrowings under the Revolving Credit Facility may be based on either the LIBOR or Base Rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $219.1 million and $191.3 million of letters of credit issued under the Revolving Credit Facility at December 31, 2016 and 2015, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2016, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $530.9 million and $308.7 million as of December 31, 2016 and 2015, respectively.

Limited recourse notes payable

Certain of our local homebuilding operations maintain limited recourse collateralized notes payable with third parties that totaled $19.3 million and $35.3 million at December 31, 2016 and 2015, respectively. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders. In August 2016, Pulte amended the Repurchase Agreement to extend the effective date to August 2017, and adjusted the maximum aggregate commitment amount according to seasonal borrowing capacity needs. In December 2016, Pulte Mortgage again amended its Repurchase Agreement to increase the maximum aggregate commitment amount to cover seasonal borrowing capacity needs. The maximum aggregate commitment was $360.0 million during the seasonally high borrowing period from December 27, 2016 through January 12, 2017. At all other times, the maximum aggregate commitment ranges from $175.0 million to $200.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $331.6 million and $267.9 million outstanding under the Repurchase Agreement at December 31, 2016, and 2015, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2016	2015
Available credit lines	$360,000	$310,000
Unused credit lines	$28,379	$42,123
Weighted-average interest rate	2.89%	2.65%

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Shareholders’ equity

Our declared quarterly cash dividends totaled $122.2 million, $117.9 million, and $86.4 million in 2016, 2015, and 2014, respectively. Under the share repurchase program authorized by our Board of Directors, we repurchased 30.9 million, 21.2 million, and 12.9 million shares in 2016, 2015, and 2014, respectively, for a total of $600.0 million, $433.7 million, and $245.8 million in 2016, 2015, and 2014, respectively. At December 31, 2016, we had remaining authorization to repurchase $1.0 billion of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2016, 2015, and 2014, employees surrendered shares valued at $3.2 million, $9.0 million, and $7.2 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

8. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted shares, performance shares, and restricted share units ("RSUs") to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are entitled to an annual distribution of stock options, common shares, or RSUs. All options granted to non-employee directors vest immediately and are exercisable for ten years from the grant date. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. Restricted shares and RSUs generally cliff vest after three years. Restricted share holders have voting rights during the vesting period and both restricted share and RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. As of December 31, 2016, there were 26.0 million shares that remained available for grant under the plan. Our stock compensation expense for the three years ended December 31, 2016, is presented below ($000's omitted):

	2016	2015	2014
Stock options	$—	$37	$121
Restricted shares (including RSUs and performance shares)	18,626	16,852	13,690
Long-term incentive plans	3,602	7,863	15,481
	$22,228	$24,752	$29,292

Stock options

A summary of stock option activity for the three years ended December 31, 2016, is presented below (000’s omitted, except per share data):

	2016		2015		2014
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	6,040	$19	9,370	$23	12,887	$23
Granted	—	—	—	—	—	—
Exercised	(498)	12	(904)	12	(1,422)	11
Forfeited	(1,919)	34	(2,426)	37	(2,095)	29
Outstanding, end of year	3,623	$12	6,040	$19	9,370	$23
Options exercisable at year end	3,623	$12	6,040	$19	9,265	$23
Weighted-average per share fair value of options granted during the year	$—		$—		$—

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about our options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $10.00	320	3.8	$8	320	$8
$10.01 to $20.00	3,205	2.5	12	3,205	12
$20.01 to $30.00	82	0.4	27	82	27
$30.01 to $40.00	16	0.1	35	16	35
	3,623	2.6	$12	3,623	$12

We did not issue any stock options during 2016, 2015, or 2014. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2016. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2016, 2015, and 2014 was $4.5 million, $9.4 million, and $14.1 million, respectively. As of December 31, 2016, options outstanding, all of which were exercisable, had an intrinsic value of $24.3 million.

Restricted shares (including RSUs and performance shares)

A summary of restricted share activity, including RSUs and performance shares, for the three years ended December 31, 2016, is presented below (000’s omitted, except per share data):

	2016		2015		2014
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	2,576	$18	2,890	$15	3,211	$11
Granted	1,853	17	932	22	974	19
Distributed	(546)	20	(1,090)	10	(1,019)	10
Forfeited	(909)	12	(156)	19	(276)	15
Outstanding, end of year	2,974	$19	2,576	$18	2,890	$15
Vested, end of year	123	$15	89	$14	75	$13

During 2016, 2015, and 2014, the total fair value of shares vested during the year was $11.0 million, $10.2 million, and $8.1 million, respectively. Unamortized compensation cost related to restricted share awards was $18.4 million at December 31, 2016. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 122,611 RSUs outstanding at December 31, 2016, that had vested but had not yet been paid out because the payout date had been deferred by the holder.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $11.2 million and $23.2 million at December 31, 2016 and 2015, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2016	2015	2014
Current expense (benefit)
Federal	$9,464	$8,760	$5,619
State and other	(13,104)	1,474	(13,968)
	$(3,640)	$10,234	$(8,349)
Deferred expense (benefit)
Federal	$312,288	$277,895	$232,969
State and other	22,499	33,804	(9,200)
	$334,787	$311,699	$223,769
Income tax expense (benefit)	$331,147	$321,933	$215,420

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2016	2015	2014
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax	3.3	2.8	3.0
Deferred tax asset valuation allowance	(2.2)	0.4	(6.6)
Tax contingencies	(1.3)	0.1	(1.4)
Other	0.7	1.2	1.2
Effective rate	35.5%	39.5%	31.2%

Our effective tax rate was 35.5%, 39.5% and 31.2% for 2016, 2015, and 2014 respectively. The 2016 effective tax rate differs from the federal statutory rate primarily due to state income taxes, the reversal of a portion of our valuation allowance related to a legal entity restructuring, the favorable resolution of certain state income tax matters, the impact on our net deferred tax assets due to changes in business operations and state tax laws, and recognition of energy efficient home credits. The 2015 effective tax rate exceeds the federal statutory rate primarily due to state income taxes and the impact of changes in business operations and state tax laws to our net deferred tax assets. The 2014 effective tax rate is less than the federal statutory rate primarily due to the reversal of a portion of our valuation allowance related to certain state deferred tax assets, along with the favorable resolution of certain federal and state income tax matters.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2016	2015
Deferred tax assets:
Accrued insurance	$220,823	$237,836
Non-deductible reserves and other	140,987	155,488
Inventory valuation reserves	359,964	476,673
Net operating loss ("NOL") carryforwards:
Federal	187,817	367,302
State	224,316	274,686
Alternative minimum tax credit carryforwards	53,917	44,161
Energy and other credit carryforwards	45,673	28,669
	1,233,497	1,584,815
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(82,445)	(39,220)
Trademarks and tradenames	(36,781)	(41,664)
	(119,226)	(80,884)
Valuation allowance	(64,863)	(109,052)
Net deferred tax asset	$1,049,408	$1,394,879

Our gross federal NOL carryforward is approximately $536.6 million and expires between 2030 and 2032. We also have state NOLs in various jurisdictions which may generally be carried forward from 5 to 20 years, depending on the jurisdiction. The $44.2 million reduction in the valuation allowance includes a reduction of $23.6 million for NOL carryforwards expiring in 2016. There was no income statement or tax rate impact from the NOL carryforward expirations because there was a corresponding reduction to the state NOL deferred tax asset. The remaining state NOL carryforwards expire if unused at various dates as follows: of the total state deferred tax assets, $13.4 million from 2017 to 2021 and $210.9 million from 2022 and thereafter. In addition, we have federal energy credit carryforwards that expire, if unused, between 2026 and 2036 and alternative minimum tax credits that can be carried forward indefinitely.

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
Our ability to use certain of Centex’s federal losses and credits is limited by Section 382 of the Internal Revenue Code. We do not believe that this limitation will prevent the Company from utilizing these Centex losses and credits. We do believe that full utilization of certain state NOL carryforwards will be limited due to Section 382.
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
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include $18.6 million of deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. As a result of the adoption of ASU No. 2016-09, we expect the cumulative-effect adjustment to increase the January 1, 2017, opening retained earnings and deferred tax assets by $18.6 million from these previously unrecognized excess tax benefits.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $21.5 million and $39.0 million of gross unrecognized tax benefits at December 31, 2016 and 2015, respectively. If recognized, $14.0 million and $25.5 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $12.2 million and $17.2 million at December 31, 2016 and 2015, respectively.

It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $17.4 million, excluding interest and penalties, primarily due to potential settlements. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2016	2015	2014
Unrecognized tax benefits, beginning of period	$38,992	$32,911	$173,310
Increases related to tax positions taken during a prior period	224	5,763	—
Decreases related to tax positions taken during a prior period	(13,218)	—	(133,883)
Increases related to tax positions taken during the current period	114	318	237
Decreases related to settlements with taxing authorities	(707)	—	(6,753)
Reductions as a result of a lapse of the applicable statute of limitations	(3,903)	—	—
Unrecognized tax benefits, end of period	$21,502	$38,992	$32,911

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. As a result of our participation in CAP, federal tax years 2014 and prior are closed. Tax year 2015 is expected to close by the second quarter of 2017. We are also currently under examination by various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 to 2016.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2016	December 31, 2015

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$539,496	$442,715
Interest rate lock commitments	Level 2	8,693	5,574
Forward contracts	Level 2	7,081	338
Whole loan commitments	Level 2	272	13

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$8,920	$11,052

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$723,248	$775,435
Financial Services debt	Level 2	331,621	267,877
Term loan	Level 2	—	500,000
Senior notes	Level 2	3,112,297	1,643,651

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

The carrying amounts of cash and equivalents, Financial Services debt, the Term Loan, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.1 billion and $1.6 billion, at December 31, 2016 and 2015, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2016	2015
Accounts and notes receivable:
Insurance receivables (Note 12)	$307,344	$362,680
Notes receivable	29,111	28,288
Other receivables	90,714	81,581
	427,169	472,549
Prepaid expenses	106,748	109,113
Deposits and pre-acquisition costs (Note 1)	195,436	162,119
Property and equipment, net (Note 1)	77,444	86,312
Income taxes receivable (Note 9)	9,272	25,080
Other	41,357	38,172
	$857,426	$893,345

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 12), municipalities, and vendors. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2016	2015
Self-insurance liabilities (Note 12)	$831,058	$924,563
Loan origination liabilities (Note 12)	35,114	46,381
Compensation-related liabilities	123,730	124,798
Warranty liabilities (Note 12)	66,134	61,179
Community development district obligations (Note 12)	8,875	11,964
Accrued interest	50,793	20,541
Limited recourse notes payable	19,282	35,336
Dividends payable	29,102	31,568
Other	284,906	260,453
	$1,448,994	$1,516,783

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016, are as follows ($000’s omitted):

Years Ending December 31,
2017	$25,349
2018	22,280
2019	20,266
2020	13,559
2021	9,188
Thereafter	32,282
Total minimum lease payments	$122,924

Net rental expense for 2016, 2015, and 2014 was $33.0 million, $27.7 million, and $25.3 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015 and 2014, we reduced our loan origination liabilities by net reserve releases of $11.4 million and $18.6 million, respectively, based on probable settlements of various repurchase requests and existing conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Changes in these liabilities were as follows ($000's omitted):

	2016	2015	2014
Liabilities, beginning of period	$46,381	$58,222	$124,956
Reserves provided (released), net	506	(11,433)	(18,604)
Payments	(11,773)	(408)	(48,130)
Liabilities, end of period	$35,114	$46,381	$58,222

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments. At December 31, 2016 and 2015, we had $8.9 million and $12.0 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $219.1 million and $1.1 billion, respectively, at December 31, 2016, and $191.3 million and $1.0 billion, respectively, at December 31, 2015. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. During 2016, we settled a contract dispute related to a land transaction that we terminated approximately ten years ago in response to a collapse in housing demand. As a result of the settlement, we recorded a charge of $15.0 million, which is reflected in other expense, net.

In September 2012, Applecross Club Operations ("Applecross") filed a complaint for breach of contract and promissory estoppel in Applecross v. Pulte Homes of PA, et al. The complaint alleged that we induced Applecross to purchase a golf course from us in 2010 by promising to build over 1,000 residential units in a planned community located outside Philadelphia, Pennsylvania. In September 2015, the jury in the case found in favor of Applecross and awarded damages in the amount of $20.0 million. We have appealed the award. However, in light of the jury’s verdict, we recorded a reserve of $20.0 million in 2015, which is reflected in other expense, net.

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

	2016	2015	2014
Warranty liabilities, beginning of period	$61,179	$65,389	$63,992
Reserves provided	67,169	52,684	51,348
Payments	(55,892)	(60,968)	(47,968)
Other adjustments	(6,322)	4,074	(1,983)
Warranty liabilities, end of period	$66,134	$61,179	$65,389

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

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2016 and 2015, we reduced general liability reserves by $55.2 million and $29.6 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. During 2015, we also recorded a general liability reserve reversal of $32.6 million, resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure. During 2014, we increased general liability insurance reserves by $69.3 million, which was primarily driven by estimated costs associated with siding repairs in certain previously completed communities.

The changes in actuarial estimates in 2016, 2015, and 2014 were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Our recorded reserves for all such claims totaled $831.1 million and $924.6 million at December 31, 2016 and 2015, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 74% of the total general liability reserves at December 31, 2016 and 2015, respectively. The actuarial analyses we use in the determination of the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by relevant industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2016	2015
Balance, beginning of period	$924,563	$995,692
Net reserves provided	40,784	16,085
Payments, net (a)	(134,289)	(87,214)
Balance, end of period	$831,058	$924,563

(a) Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 11, our receivables from insurance carriers totaled $307.3 million and $362.7 million at December 31, 2016 and 2015, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. Currently, we are the plaintiff in litigation with certain of our insurance carriers in regard to $113.6 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies.

We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

policies related to similar claims, including significant amounts funded by the above carriers under different policies. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$588,353	$110,529	$—	$698,882
Restricted cash	—	22,832	1,534	—	24,366
Total cash, cash equivalents, and restricted cash	—	611,185	112,063	—	723,248
House and land inventory	—	6,707,392	63,263	—	6,770,655
Land held for sale	—	31,218	510	—	31,728
Residential mortgage loans available- for-sale	—	—	539,496	—	539,496
Investments in unconsolidated entities	105	46,248	5,094	—	51,447
Other assets	12,364	716,923	128,139	—	857,426
Intangible assets	—	154,792	—	—	154,792
Deferred tax assets, net	1,051,351	—	(1,943)	—	1,049,408
Investments in subsidiaries and intercompany accounts, net	6,835,075	(376,748)	6,845,781	(13,304,108)	—
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$94,656	$1,755,756	$191,928	$—	$2,042,340
Income tax liabilities	34,860	—	—	—	34,860
Financial Services debt	—	—	331,621	—	331,621
Senior notes	3,110,016	—	—	—	3,110,016
Total liabilities	3,239,532	1,755,756	523,549	—	5,518,837
Total shareholders’ equity	4,659,363	6,135,254	7,168,854	(13,304,108)	4,659,363
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$638,602	$115,559	$—	$754,161
Restricted cash	—	20,274	1,000	—	21,274
Total cash, cash equivalents, and restricted cash	—	658,876	116,559	—	775,435
House and land inventory	—	5,450,058	—	—	5,450,058
Land held for sale	—	80,458	1,034	—	81,492
Residential mortgage loans available- for-sale	—	—	442,715	—	442,715
Investments in unconsolidated entities	93	36,499	4,675	—	41,267
Other assets	38,991	763,630	90,724	—	893,345
Intangible assets	—	110,215	—	—	110,215
Deferred tax assets, net	1,392,251	11	2,617	—	1,394,879
Investments in subsidiaries and intercompany accounts, net	5,529,606	465,644	6,293,018	(12,288,268)	—
	$6,960,941	$7,565,391	$6,951,342	$(12,288,268)	$9,189,406
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,061	$1,791,395	$169,193	$—	$2,030,649
Income tax liabilities	57,050	—	—	—	57,050
Financial Services debt	—	—	267,877	—	267,877
Term loan	498,423	—	—	—	498,423
Senior notes	1,576,082	—	—	—	1,576,082
Total liabilities	2,201,616	1,791,395	437,070	—	4,430,081
Total shareholders’ equity	4,759,325	5,773,996	6,514,272	(12,288,268)	4,759,325
	$6,960,941	$7,565,391	$6,951,342	$(12,288,268)	$9,189,406

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$7,427,757	$23,558	$—	$7,451,315
Land sale revenues	—	33,598	2,437	—	36,035
	—	7,461,355	25,995	—	7,487,350
Financial Services	—	—	181,126	—	181,126
	—	7,461,355	207,121	—	7,668,476
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,566,653)	(21,321)	—	(5,587,974)
Land sale cost of revenues	—	(30,156)	(1,959)	—	(32,115)
	—	(5,596,809)	(23,280)	—	(5,620,089)
Financial Services expenses	—	(533)	(108,040)	—	(108,573)
Selling, general, and administrative expenses	—	(907,748)	(49,402)	—	(957,150)
Other expense, net	(1,321)	(69,345)	21,852	—	(48,814)
Intercompany interest	(1,980)	—	1,980	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,301)	886,920	50,231	—	933,850
Income tax (expense) benefit	1,254	(312,486)	(19,915)	—	(331,147)
Income (loss) before equity in income (loss) of subsidiaries	(2,047)	574,434	30,316	—	602,703
Equity in income (loss) of subsidiaries	604,750	58,078	457,716	(1,120,544)	—
Net income (loss)	602,703	632,512	488,032	(1,120,544)	602,703
Other comprehensive income (loss)	83	—	—	—	83
Comprehensive income (loss)	$602,786	$632,512	$488,032	$(1,120,544)	$602,786

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,792,675	$—	$—	$5,792,675
Land sale revenues	—	48,536	—	—	48,536
	—	5,841,211	—	—	5,841,211
Financial Services	—	1	140,752	—	140,753
	—	5,841,212	140,752	—	5,981,964
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(4,235,945)	—	—	(4,235,945)
Land sale cost of revenues	—	(35,858)	—	—	(35,858)
	—	(4,271,803)	—	—	(4,271,803)
Financial Services expenses	(313)	276	(82,010)	—	(82,047)
Selling, general, and administrative expenses	(3)	(790,818)	(3,907)	—	(794,728)
Other expense, net	(760)	(17,424)	821	—	(17,363)
Intercompany interest	(2,110)	(7,922)	10,032	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,186)	753,521	65,688	—	816,023
Income tax (expense) benefit	1,210	(297,485)	(25,658)	—	(321,933)
Income (loss) before equity in income (loss) of subsidiaries	(1,976)	456,036	40,030	—	494,090
Equity in income (loss) of subsidiaries	496,066	40,484	411,699	(948,249)	—
Net income (loss)	494,090	496,520	451,729	(948,249)	494,090
Other comprehensive income (loss)	81	—	—	—	81
Comprehensive income (loss)	$494,171	$496,520	$451,729	$(948,249)	$494,171

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$5,662,171	$—	$—	$5,662,171
Land sale revenues	—	34,554	—	—	34,554
	—	5,696,725	—	—	5,696,725
Financial Services	—	889	124,749	—	125,638
	—	5,697,614	124,749	—	5,822,363
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(4,149,674)	—	—	(4,149,674)
Land sale cost of revenues	—	(23,748)	—	—	(23,748)
	—	(4,173,422)	—	—	(4,173,422)
Financial Services expenses	(784)	130	(70,403)	—	(71,057)
Selling, general, and administrative expenses	—	(854,883)	(6,507)	—	(861,390)
Other expense, net	(9,026)	(16,847)	(863)	—	(26,736)
Intercompany interest	(9,800)	90	9,710	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(19,610)	652,682	56,686	—	689,758
Income tax (expense) benefit	7,473	(201,332)	(21,561)	—	(215,420)
Income (loss) before equity in income (loss) of subsidiaries	(12,137)	451,350	35,125	—	474,338
Equity in income (loss) of subsidiaries	486,475	38,534	403,505	(928,514)	—
Net income (loss)	474,338	489,884	438,630	(928,514)	474,338
Other comprehensive income (loss)	105	—	—	—	105
Comprehensive income (loss)	$474,443	$489,884	$438,630	$(928,514)	$474,443

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$256,722	$(102,054)	$(86,398)	$—	$68,270
Cash flows from investing activities:
Capital expenditures	—	(36,297)	(2,998)	—	(39,295)
Investment in unconsolidated subsidiaries	—	(14,539)	—	—	(14,539)
Cash used for business acquisition	—	(430,458)	—	—	(430,458)
Other investing activities, net	—	11,189	1,911	—	13,100
Net cash provided by (used in) investing activities	—	(470,105)	(1,087)	—	(471,192)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	63,744	—	63,744
Proceeds from debt issuance	1,991,937	4,000	—	—	1,995,937
Repayments of debt	(965,245)	(21,235)	(439)	—	(986,919)
Borrowings under revolving credit facility	619,000	—	—	—	619,000
Repayments under revolving credit facility	(619,000)	—	—	—	(619,000)
Stock option exercises	5,845	—	—	—	5,845
Share repurchases	(603,206)	—	—	—	(603,206)
Dividends paid	(124,666)	—	—	—	(124,666)
Intercompany activities, net	(561,387)	541,703	19,684	—	—
Net cash provided by (used in) financing activities	(256,722)	524,468	82,989	—	350,735
Net increase (decrease)	—	(47,691)	(4,496)	—	(52,187)
Cash, cash equivalents, and restricted cash at beginning of year	—	658,876	116,559	—	775,435
Cash, cash equivalents, and restricted cash at end of year	$—	$611,185	$112,063	$—	$723,248

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$185,946	$(430,940)	$(92,596)	$—	$(337,590)
Cash flows from investing activities:
Capital expenditures	—	(41,857)	(3,583)	—	(45,440)
Investment in unconsolidated subsidiaries	—	(454)	—	—	(454)
Cash used for business acquisitions	—	—	—	—	—
Other investing activities, net	—	2,391	8,939	—	11,330
Net cash provided by (used in) investing activities	—	(39,920)	5,356	—	(34,564)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	127,636	—	127,636
Proceeds from debt issuance	498,087	—	—	—	498,087
Repayments of debt	(237,995)	(1,198)	—	—	(239,193)
Borrowings under revolving credit facility	125,000	—	—	—	125,000
Repayments under revolving credit facility	(125,000)	—	—	—	(125,000)
Stock option exercises	10,535	—	—	—	10,535
Share repurchases	(442,738)	—	—	—	(442,738)
Dividends paid	(115,958)	—	—	—	(115,958)
Intercompany activities, net	90,959	(27,886)	(63,073)	—	—
Net cash provided by (used in) financing activities	(197,110)	(29,084)	64,563	—	(161,631)
Net increase (decrease)	(11,164)	(499,944)	(22,677)	—	(533,785)
Cash, cash equivalents, and restricted cash at beginning of year	11,164	1,158,820	139,236	—	1,309,220
Cash, cash equivalents, and restricted cash at end of year	$—	$658,876	$116,559	$—	$775,435

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$206,485	$174,293	$(72,897)	$—	$307,881
Cash flows from investing activities:
Capital expenditures	—	(44,956)	(3,834)	—	(48,790)
Investment in unconsolidated subsidiaries	—	—	(9)	—	(9)
Cash used for business acquisitions	—	(82,419)	—	—	(82,419)
Other investing activities, net	—	8,274	331	—	8,605
Net cash provided by (used in) investing activities	—	(119,101)	(3,512)	—	(122,613)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	34,577	—	34,577
Repayments of debt	(249,765)	(866)	—	—	(250,631)
Stock option exercises	15,627	—	—	—	15,627
Share repurchases	(253,019)	—	—	—	(253,019)
Dividends paid	(75,646)	—	—	—	(75,646)
Intercompany activities, net	46,419	(87,140)	40,721	—	—
Net cash provided by (used in) financing activities	(516,384)	(88,006)	75,298	—	(529,092)
Net increase (decrease)	(309,899)	(32,814)	(1,111)	—	(343,824)
Cash, cash equivalents, and restricted cash at beginning of year	321,063	1,191,634	140,347	—	1,653,044
Cash, cash equivalents, and restricted cash at end of year	$11,164	$1,158,820	$139,236	$—	$1,309,220

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2016
Homebuilding:
Revenues	$1,396,730	$1,756,832	$1,894,885	$2,438,903	$7,487,350
Cost of revenues	(1,040,056)	(1,314,972)	(1,429,133)	(1,835,928)	(5,620,089)
Income before income taxes (b)	108,433	172,546	191,063	388,724	860,766
Financial Services:
Revenues	$35,848	$43,082	$48,020	$54,175	$181,126
Income before income taxes	9,780	17,034	21,272	24,997	73,084
Consolidated results:
Revenues	$1,432,578	$1,799,914	$1,942,905	$2,493,078	$7,668,476
Income before income taxes	118,213	189,580	212,335	413,721	933,850
Income tax expense	(34,913)	(71,820)	(83,865)	(140,549)	(331,147)
Net income	$83,300	$117,760	$128,470	$273,172	$602,703
Net income per share:
Basic	$0.24	$0.34	$0.37	$0.83	$1.76
Diluted	$0.24	$0.34	$0.37	$0.83	$1.75
Number of shares used in calculation:
Basic	347,815	345,240	340,171	325,975	339,747
Effect of dilutive securities	2,662	2,759	2,250	1,834	2,376
Diluted	350,477	347,999	342,421	327,809	342,123

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Homebuilding income before income taxes includes a charge of $15.0 million in the 3rd Quarter related to the settlement of a disputed land transaction (see Note 12) and an adjustment to general liability insurance reserves relating to a reserve reversal of $55.2 million in the 4th Quarter.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2015
Homebuilding:
Revenues	$1,105,700	$1,249,537	$1,467,780	$2,018,194	$5,841,211
Cost of revenues	(816,368)	(915,151)	(1,070,231)	(1,470,053)	(4,271,803)
Income before income taxes (b)	90,748	157,640	164,911	344,019	757,317
Financial Services:
Revenues	$27,598	$30,754	$38,967	$43,434	$140,753
Income before income taxes (c)	5,057	9,987	14,365	29,296	58,706
Consolidated results:
Revenues	$1,133,298	$1,280,291	$1,506,747	$2,061,628	$5,981,964
Income before income taxes	95,805	167,627	179,276	373,315	816,023
Income tax expense	(40,834)	(64,303)	(71,507)	(145,288)	(321,933)
Net income	$54,971	$103,324	$107,769	$228,027	$494,090
Net income per share:
Basic	$0.15	$0.28	$0.31	$0.65	$1.38
Diluted	$0.15	$0.28	$0.30	$0.64	$1.36
Number of shares used in calculation:
Basic	366,748	361,009	350,147	348,699	356,576
Effect of dilutive securities	3,362	3,232	3,225	3,047	3,217
Diluted	370,110	364,241	353,372	351,746	359,793

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Homebuilding income before income taxes includes reserve reversals resulting from a legal settlement (see Note 12)of $26.9 million and $5.7 million in the 2nd and 3rd Quarters, respectively; a charge of $20.0 million in the 3rd Quarter related to the Applecross matter (see Note 12); and a reversal of $29.6 million relating to decreased general liability insurance reserves in the 4th Quarter.

(c)	Financial Services expenses in the 1st Quarter includes a reduction in loan origination liabilities totaling $11.4 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 1, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2016. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 1, 2017

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”), which will be filed no later than 120 days after December 31, 2016, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2017 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2017 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “2016 Executive Compensation” and “2016 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(b)
Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

(c)
First Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 14, 2013, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2013)

(d)
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
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2013)

(m)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(n)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(o)
Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2011 )

(p)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(q)
PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

(r)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(s)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

	(t)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)

	(u)	PulteGroup, Inc. Amended Retirement Policy (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

(v)
Amended and Restated Credit Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on July 1, 2016)

(w)
Amended and Restated Master Repurchase Agreement dated September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015)

(x)
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(y)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016
(Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(z)
Fourth Amendment to Amended and Restated Master Repurchase Agreement dated December 27, 2016
(Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on December 29, 2016)

(aa)
Letter Agreement, dated July 20, 2016, by and between Elliott Associates, L.P., Elliott International, L.P.
and PulteGroup, Inc. (Incorporated by reference to Exhibit 10(d) of PulteGroup, Inc.'s Form 10-Q, filed with the SEC on July 21, 2016)

(ab)
Letter Agreement by and among William J. Pulte (grandson of the founder), William J. Pulte (founder), William J. Pulte Trust dtd 01/26/90, Joan B. Pulte Trust dtd 01/26/90 and PulteGroup, Inc., dated September 8, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(ac)
Transition Agreement by and between PulteGroup, Inc. and Richard J. Dugas, Jr., dated September 8, 2016 (Incorporated by reference to Exhibit 10.2 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2016 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 1, 2017	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 1, 2017

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ James L. Ossowski
Ryan R. Marshall	Robert T. O'Shaughnessy		James L. Ossowski
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President, Finance and Controller (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Richard W. Dreiling	Member of Board of Directors	}

Richard J. Dugas, Jr.	Executive Chairman of the Board of Directors	}	/s/ Robert T. O'Shaughnessy

Thomas J. Folliard	Member of Board of Directors	}	Robert T. O'Shaughnessy

Joshua Gotbaum	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

Cheryl W. Grisé	Member of Board of Directors	}

André J. Hawaux	Member of Board of Directors	}

Patrick J. O’Leary	Member of Board of Directors	}

John R. Peshkin	Member of Board of Directors	}

James J. Postl	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

William J. Pulte	Member of Board of Directors	}