Form 10-Q
period 2017-03-31
PULTEGROUP INC/MI/
filed 2017-04-25
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [X]   NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO  [X]

Number of common shares outstanding as of April 20, 2017: 315,503,892 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$397,758	$698,882
Restricted cash	26,105	24,366
Total cash, cash equivalents, and restricted cash	423,863	723,248
House and land inventory	7,028,335	6,770,655
Land held for sale	48,563	31,728
Residential mortgage loans available-for-sale	345,379	539,496
Investments in unconsolidated entities	65,293	51,447
Other assets	829,625	857,426
Intangible assets	151,342	154,792
Deferred tax assets, net	1,028,414	1,049,408
	$9,920,814	$10,178,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$367,180	$405,455
Customer deposits	240,745	187,891
Accrued and other liabilities	1,360,418	1,448,994
Income tax liabilities	41,941	34,860
Financial Services debt	140,381	331,621
Senior notes	3,110,004	3,110,016
	5,260,669	5,518,837
Shareholders' equity	4,660,145	4,659,363
	$9,920,814	$10,178,200

Note: The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Homebuilding
Home sale revenues	$1,585,421	$1,394,243
Land sale revenues	1,640	2,487
	1,587,061	1,396,730
Financial Services	41,767	35,848
Total revenues	1,628,828	1,432,578

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,217,678)	(1,038,028)
Land sale cost of revenues	(3,228)	(2,028)
	(1,220,906)	(1,040,056)

Financial Services expenses	(28,367)	(26,119)
Selling, general, and administrative expenses	(236,268)	(242,316)
Other expense, net	(4,022)	(5,874)
Income before income taxes	139,265	118,213
Income tax expense	(47,747)	(34,913)
Net income	$91,518	$83,300

Per share:
Basic earnings	$0.29	$0.24
Diluted earnings	$0.28	$0.24
Cash dividends declared	$0.09	$0.09

Number of shares used in calculation:
Basic	317,756	347,815
Effect of dilutive securities	2,329	2,662
Diluted	320,085	350,477

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$91,518	$83,300

Other comprehensive income, net of tax:
Change in value of derivatives	21	21
Other comprehensive income	21	21

Comprehensive income	$91,539	$83,321

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,643	18,237
Stock option exercises	961	10	11,108	—	—	11,118
Share issuances, net of cancellations	677	10	3,556	—	—	3,566
Dividends declared	—	—	—	—	(28,838)	(28,838)
Share repurchases	(4,696)	(50)	—	—	(105,472)	(105,522)
Share-based compensation	—	—	10,682	—	—	10,682
Net income	—	—	—	—	91,518	91,518
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2017	316,032	$3,161	$3,141,430	$(505)	$1,516,059	$4,660,145

Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	4	—	52	—	—	52
Share issuances, net of cancellations	456	4	8,852	—	—	8,856
Dividends declared	—	—	—	—	(31,459)	(31,459)
Share repurchases	(3,226)	(32)	—	—	(52,713)	(52,745)
Share-based compensation	—	—	6,635	—	—	6,635
Excess tax benefits (deficiencies) from share-based awards	—	—	(458)	—	—	(458)
Net income	—	—	—	—	83,300	83,300
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2016	346,383	$3,463	$3,108,883	$(588)	$1,661,769	$4,773,527

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$91,518	$83,300
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	39,226	50,026
Depreciation and amortization	13,209	13,113
Share-based compensation expense	14,161	9,355
Other, net	4,090	4,447
Increase (decrease) in cash due to:
Inventories	(267,014)	(381,910)
Residential mortgage loans available-for-sale	194,117	151,886
Other assets	21,858	(25,133)
Accounts payable, accrued and other liabilities	(71,362)	31,999
Net cash provided by (used in) operating activities	39,803	(62,917)
Cash flows from investing activities:
Capital expenditures	(9,996)	(9,460)
Investment in unconsolidated subsidiaries	(14,802)	(13,534)
Cash used for business acquisition	—	(430,011)
Other investing activities, net	1,423	1,253
Net cash used in investing activities	(23,375)	(451,752)
Cash flows from financing activities:
Proceeds from debt issuance	—	991,575
Repayments of debt	(1,067)	(702)
Borrowings under revolving credit facility	—	220,000
Repayments under revolving credit facility	—	(220,000)
Financial Services borrowings (repayments)	(191,240)	(149,263)
Stock option exercises	11,118	52
Share repurchases	(105,522)	(52,745)
Dividends paid	(29,102)	(31,568)
Net cash provided by (used in) financing activities	(315,813)	757,349
Net increase (decrease)	(299,385)	242,680
Cash, cash equivalents, and restricted cash at beginning of period	723,248	775,435
Cash, cash equivalents, and restricted cash at end of period	$423,863	$1,018,115

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$12,830	$(23,124)
Income taxes paid (refunded), net	$1,043	$1,212

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business acquisition

We acquired substantially all of the assets of JW Homes ("Wieland") in January 2016 for $430.5 million in cash and the assumption of certain payables related to such assets. The acquired net assets were located in Atlanta, Charleston, Charlotte, Nashville, and Raleigh, and included approximately 7,000 lots, including 375 homes in inventory, and control of approximately 1,300 lots through land option contracts. We also assumed a sales order backlog of 317 homes. The acquired net assets were recorded at their estimated fair values and resulted in goodwill of $40.4 million and separately identifiable intangible assets of $18.0 million comprised of the John Wieland Homes and Neighborhoods tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2017	2016
Write-off of deposits and pre-acquisition costs	$1,655	$3,041
Amortization of intangible assets	3,450	3,450
Interest income	(833)	(923)
Interest expense	137	174
Equity in earnings of unconsolidated entities	(1,193)	(170)
Miscellaneous, net	806	302
Total other expense, net	$4,022	$5,874

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded 0.1 million and 2.3 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for the three months ended March 31, 2017 and 2016, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$91,518	$83,300
Less: earnings distributed to participating securities	(305)	(285)
Less: undistributed earnings allocated to participating securities	(618)	(404)
Numerator for basic earnings per share	$90,595	$82,611
Add back: undistributed earnings allocated to participating securities	618	404
Less: undistributed earnings reallocated to participating securities	(613)	(401)
Numerator for diluted earnings per share	$90,600	$82,614

Denominator:
Basic shares outstanding	317,756	347,815
Effect of dilutive securities	2,329	2,662
Diluted shares outstanding	320,085	350,477

Earnings per share:
Basic	$0.29	$0.24
Diluted	$0.28	$0.24

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2017 and December 31, 2016, residential mortgage loans available-for-sale had an aggregate fair value of $345.4 million and $539.5 million, respectively, and an aggregate outstanding principal balance of $332.9 million and $529.7 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(2.0) million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $25.3 million and $21.5 million for the three months ended March 31, 2017 and 2016, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2017 and December 31, 2016, we had aggregate IRLCs of $354.7 million and $273.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2017 and December 31, 2016, we had unexpired forward contracts of $555.0 million and $610.0 million, respectively, and whole loan investor commitments of $102.2 million and $157.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs and residential mortgage loans available-for-sale are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days.

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2017		December 31, 2016
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$12,638	$182	$9,194	$501
Forward contracts	323	3,292	8,085	1,004
Whole loan commitments	215	447	1,135	863
	$13,176	$3,921	$18,414	$2,368

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 is effective for us for annual and interim periods beginning January 1, 2019 and early adoption is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the standard will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting, and was effective for us at January 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, we applied the modified retrospective approach and recorded a cumulative-effect adjustment that increased our retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million, respectively, as a result of previously unrecognized excess tax benefits (see Note 6). Additionally, the impact of recognizing excess tax benefits in the income statement resulted in a $2.8 million reduction in our income tax expense for the three months ended March 31, 2017. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective for us for annual and interim periods beginning January 1, 2018, with early adoption permitted, and requires full retrospective application on adoption. We do not expect ASU 2016-15 to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

In February 2017, the FASB issued ASU No. 2017-05, "Other Income - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 updates the definition of an "in substance nonfinancial asset" and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above. We are currently evaluating the impact that the standard will have on our financial statements.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2017	December 31, 2016
Homes under construction	$2,149,799	$1,921,259
Land under development	4,181,691	4,072,109
Raw land	696,845	777,287
	$7,028,335	$6,770,655

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2017	2016
Interest in inventory, beginning of period	$186,097	$149,498
Interest capitalized	44,923	35,284
Interest expensed	(27,192)	(26,129)
Interest in inventory, end of period	$203,828	$158,653
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2017 or December 31, 2016 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

The following provides a summary of our interests in land option agreements as of March 31, 2017 and December 31, 2016 ($000’s omitted):

	March 31, 2017		December 31, 2016
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$71,558	$842,784	$68,527	$849,901
Other land options	124,159	1,149,377	126,909	1,252,662
	$195,717	$1,992,161	$195,436	$2,102,563

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2017	2016
Revenues:
Northeast	$108,582	$118,654
Southeast	328,764	294,426
Florida	314,197	269,841
Midwest	244,412	189,892
Texas	234,266	213,292
West	356,840	310,625
	1,587,061	1,396,730
Financial Services	41,767	35,848
Consolidated revenues	$1,628,828	$1,432,578

Income before income taxes:
Northeast	$4,400	$9,590
Southeast	32,366	19,770
Florida	44,523	40,302
Midwest	18,254	5,620
Texas	32,796	28,517
West	34,084	33,507
Other homebuilding (a)	(40,661)	(28,873)
	125,762	108,433
Financial Services	13,503	9,780
Consolidated income before income taxes	$139,265	$118,213

(a)	Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$210,725	$354,338	$136,534	$701,597	$804,319
Southeast	378,835	647,074	145,945	1,171,854	1,277,838
Florida	329,061	811,341	113,061	1,253,463	1,389,509
Midwest	314,479	447,268	64,595	826,342	893,002
Texas	247,286	411,947	69,345	728,578	816,230
West	637,449	1,268,496	143,165	2,049,110	2,273,198
Other homebuilding (a)	31,964	241,227	24,200	297,391	2,055,489
	2,149,799	4,181,691	696,845	7,028,335	9,509,585
Financial Services	—	—	—	—	411,229
	$2,149,799	$4,181,691	$696,845	$7,028,335	$9,920,814

	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (a)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2017	December 31, 2016
7.625% unsecured senior notes due October 2017 (a)	123,000	123,000
4.250% unsecured senior notes due March 2021 (b)	700,000	700,000
5.500% unsecured senior notes due March 2026 (b)	700,000	700,000
5.000% unsecured senior notes due January 2027 (b)	600,000	600,000
7.875% unsecured senior notes due June 2032 (b)	300,000	300,000
6.375% unsecured senior notes due May 2033 (b)	400,000	400,000
6.000% unsecured senior notes due February 2035 (b)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(12,996)	(12,984)
Total senior notes	$3,110,004	$3,110,016
Estimated fair value	$3,206,575	$3,112,297

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million.  The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at March 31, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $226.9 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at March 31, 2017 and December 31, 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $20.0 million at March 31, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are collateralized by the land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Joint venture debt

In March 2017, we provided a limited recourse guaranty under a revolving credit facility held by one of our unconsolidated joint ventures. The Company’s maximum financial loss exposure related to the guaranty is limited to our proportionate share of 50% of the amount outstanding under the facility ($52.5 million at March 31, 2017) that is determined to be owed due to a triggering event under such guaranty. The limited guaranty includes, but is not limited to, the following: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in August 2017. The maximum aggregate commitment is $200.0 million at March 31, 2017 and is effective through April 13, 2017, after which it decreases to $175.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $140.4 million and $331.6 million outstanding under the Repurchase Agreement at March 31, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the three months ended March 31, 2017, we declared cash dividends totaling $28.8 million and repurchased 4.7 million shares under our repurchase authorization for a total of $100.0 million. For the three months ended March 31, 2016, we declared cash dividends totaling $31.5 million and repurchased 3.1 million shares under our repurchase authorization for a total of $50.0 million. At March 31, 2017, we had remaining authorization to repurchase $904.8 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2017 and 2016, participants surrendered shares valued at $5.5 million and $2.7 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 34.3% and 29.5%, respectively. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to the tax benefits relating to the domestic production activities deduction and the deduction for equity compensation based on ASU 2016-09 as well as state income tax expense on current year earnings. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to the favorable resolution of certain state income tax matters.

At March 31, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $1.0 billion and $1.0 billion, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At March 31, 2017 and December 31, 2016, we had $20.7 million and $21.5 million, respectively, of gross unrecognized tax benefits and $11.8 million and $12.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $17.3 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of ASU No. 2016-09 (see Note 1), we recorded a cumulative-effect adjustment to increase retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million, respectively, as a result of previously unrecognized excess tax benefits.

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

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2017	December 31, 2016

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$345,379	$539,496
Interest rate lock commitments	Level 2	12,456	8,693
Forward contracts	Level 2	(2,969)	7,081
Whole loan commitments	Level 2	(232)	272

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$8,920

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$423,863	$723,248
Financial Services debt	Level 2	140,381	331,621
Senior notes	Level 2	3,206,575	3,112,297

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.1 billion and $3.1 billion at March 31, 2017 and December 31, 2016, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
Liabilities, beginning of period	$35,114	$46,381
Reserves provided (released), net	2	866
Payments	—	(154)
Liabilities, end of period	$35,116	$47,093

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $226.9 million and $1.1 billion, respectively, at March 31, 2017 and $219.1 million and $1.1 billion, respectively, at December 31, 2016. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended
	March 31,
	2017	2016
Warranty liabilities, beginning of period	$66,134	$61,179
Reserves provided	10,643	12,319
Payments	(12,099)	(12,562)
Other adjustments	3	—
Warranty liabilities, end of period	$64,681	$60,936

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

Our recorded reserves for all such claims totaled $835.3 million and $831.1 million at March 31, 2017 and December 31, 2016, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% of the total general liability reserves at both March 31, 2017 and December 31, 2016. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$831,058	$924,563
Reserves provided, net	17,735	19,751
Payments, net (a)	(13,467)	(21,929)
Balance, end of period	$835,326	$922,385

(a) Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $291.8 million and $307.3 million at March 31, 2017 and December 31, 2016, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. During the three months ended March 31, 2017, we wrote-off $15.0 million of insurance receivables in conjunction with settling insurance policies with multiple carriers covering multiple years.

Additionally, we are the plaintiff in litigation with certain of our insurance carriers in regard to $99.3 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies. We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2017
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$327,047	$70,711	$—	$397,758
Restricted cash	—	25,055	1,050	—	26,105
Total cash, cash equivalents, and restricted cash	—	352,102	71,761	—	423,863
House and land inventory	—	6,955,235	73,100	—	7,028,335
Land held for sale	—	48,053	510	—	48,563
Residential mortgage loans available- for-sale	—	—	345,379	—	345,379
Investments in unconsolidated entities	112	59,803	5,378	—	65,293
Other assets	11,509	697,869	120,247	—	829,625
Intangible assets	—	151,342	—	—	151,342
Deferred tax assets, net	1,030,351	—	(1,937)	—	1,028,414
Investments in subsidiaries and intercompany accounts, net	6,849,655	(331,013)	6,991,618	(13,510,260)	—
	$7,891,627	$7,933,391	$7,606,056	$(13,510,260)	$9,920,814
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$79,537	$1,703,179	$185,627	$—	$1,968,343
Income tax liabilities	41,941	—	—	—	41,941
Financial Services debt	—	—	140,381	—	140,381
Senior notes	3,110,004	—	—	—	3,110,004
Total liabilities	3,231,482	1,703,179	326,008	—	5,260,669
Total shareholders’ equity	4,660,145	6,230,212	7,280,048	(13,510,260)	4,660,145
	$7,891,627	$7,933,391	$7,606,056	$(13,510,260)	$9,920,814

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,576,645	$8,776	$—	$1,585,421
Land sale revenues	—	867	773	—	1,640
	—	1,577,512	9,549	—	1,587,061
Financial Services	—	—	41,767	—	41,767
	—	1,577,512	51,316	—	1,628,828
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,209,640)	(8,038)	—	(1,217,678)
Land sale cost of revenues	—	(2,595)	(633)	—	(3,228)
	—	(1,212,235)	(8,671)	—	(1,220,906)
Financial Services expenses	—	(139)	(28,228)	—	(28,367)
Selling, general, and administrative expenses	—	(217,975)	(18,293)	—	(236,268)
Other expense, net	(130)	(11,843)	7,951	—	(4,022)
Intercompany interest	(335)	—	335	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(465)	135,320	4,410	—	139,265
Income tax (expense) benefit	177	(45,925)	(1,999)	—	(47,747)
Income (loss) before equity in income (loss) of subsidiaries	(288)	89,395	2,411	—	91,518
Equity in income (loss) of subsidiaries	91,806	7,253	37,309	(136,368)	—
Net income (loss)	91,518	96,648	39,720	(136,368)	91,518
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$91,539	$96,648	$39,720	$(136,368)	$91,539

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,393,259	$984	$—	$1,394,243
Land sale revenues	—	2,010	477	—	2,487
	—	1,395,269	1,461	—	1,396,730
Financial Services	—	—	35,848	—	35,848
	—	1,395,269	37,309	—	1,432,578
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,035,864)	(2,164)	—	(1,038,028)
Land sale cost of revenues	—	(1,643)	(385)	—	(2,028)
	—	(1,037,507)	(2,549)	—	(1,040,056)
Financial Services expenses	—	(123)	(25,996)	—	(26,119)
Selling, general, and administrative expenses	—	(238,882)	(3,434)	—	(242,316)
Other expense, net	(170)	(9,676)	3,972	—	(5,874)
Intercompany interest	(510)	(2,184)	2,694	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(680)	106,897	11,996	—	118,213
Income tax (expense) benefit	263	(30,568)	(4,608)	—	(34,913)
Income (loss) before equity in income (loss) of subsidiaries	(417)	76,329	7,388	—	83,300
Equity in income (loss) of subsidiaries	83,717	7,010	111,918	(202,645)	—
Net income (loss)	83,300	83,339	119,306	(202,645)	83,300
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$83,321	$83,339	$119,306	$(202,645)	$83,321

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(141,566)	$(8,041)	$189,410	$—	$39,803
Cash flows from investing activities:
Capital expenditures	—	(8,442)	(1,554)	—	(9,996)
Investment in unconsolidated subsidiaries	—	(14,802)	—	—	(14,802)
Other investing activities, net	—	2	1,421	—	1,423
Net cash provided by (used in) investing activities	—	(23,242)	(133)	—	(23,375)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(191,240)	—	(191,240)
Proceeds from debt issuance	—	—	—	—	—
Repayments of debt	—	(741)	(326)	—	(1,067)
Borrowings under revolving credit facility	—	—	—	—	—
Repayments under revolving credit facility	—	—	—	—	—
Stock option exercises	11,118	—	—	—	11,118
Share repurchases	(105,522)	—	—	—	(105,522)
Dividends paid	(29,102)	—	—	—	(29,102)
Intercompany activities, net	265,072	(227,059)	(38,013)	—	—
Net cash provided by (used in) financing activities	141,566	(227,800)	(229,579)	—	(315,813)
Net increase (decrease)	—	(259,083)	(40,302)	—	(299,385)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$352,102	$71,761	$—	$423,863

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$41,058	$(254,849)	$150,874	$—	$(62,917)
Cash flows from investing activities:
Capital expenditures	—	(8,918)	(542)	—	(9,460)
Cash used for business acquisition	—	(430,011)	—	—	(430,011)
Investment in unconsolidated subsidiaries	(3)	(13,531)	—	—	(13,534)
Other investing activities, net	—	800	453	—	1,253
Net cash provided by (used in) investing activities	(3)	(451,660)	(89)	—	(451,752)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(149,263)	—	(149,263)
Proceeds from debt issuance	991,575	—	—	—	991,575
Repayments of debt	—	(702)	—	—	(702)
Borrowings under revolving credit facility	220,000	—	—	—	220,000
Repayments under revolving credit facility	(220,000)	—	—	—	(220,000)
Stock option exercises	52	—	—	—	52
Share repurchases	(52,745)	—	—	—	(52,745)
Dividends paid	(31,568)	—	—	—	(31,568)
Intercompany activities, net	(948,369)	1,007,002	(58,633)	—	—
Net cash provided by (used in) financing activities	(41,055)	1,006,300	(207,896)	—	757,349
Net increase (decrease)	—	299,791	(57,111)	—	242,680
Cash, cash equivalents, and restricted cash at beginning of year	—	658,876	116,559	—	775,435
Cash, cash equivalents, and restricted cash at end of year	$—	$958,667	$59,448	$—	$1,018,115

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Demand conditions continued to improve in the overall U.S. homebuilding market in 2017. Though industry-wide new home sales continue to pace below historical averages, we are pleased with the ongoing recovery in demand for new homes, which is supported by ongoing job creation, high consumer confidence, a supportive interest rate environment, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.

The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. Our focus continues to be on adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 16% year to date, as compared to the prior year, and our backlog increasing by 13% to $3.8 billion as of March 31, 2017.

We expect to turnover and replace approximately one third of our communities in 2017. While we have significant experience opening new communities, starting up new communities can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible and liquidating non-strategic assets when appropriate. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in the future performance.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Income before income taxes:
Homebuilding	$125,762	$108,433
Financial Services	13,503	9,780
Income before income taxes	139,265	118,213
Income tax expense	(47,747)	(34,913)
Net income	$91,518	$83,300
Per share data - assuming dilution:
Net income	$0.28	$0.24

•
Homebuilding income before income taxes for the three months ended March 31, 2017 increased compared with the prior year period as increased volumes and a higher average selling price drove higher revenues. Additionally, we lowered our overhead costs as efficiencies realized in late 2016 continued into 2017. These improvements were partially offset by lower gross margins and $15.0 million of expense associated with the resolution of certain insurance matters (see Note 8).

•
Financial Services income before income taxes for the three months ended March 31, 2017 increased compared with the prior year period due to an increase in origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size combined with favorable market conditions.

•	Our effective tax rate for the three months ended March 31, 2017 was 34.3%, compared to 29.5% for the same period in 2016.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2017	2017 vs. 2016	2016
Home sale revenues	$1,585,421	14%	$1,394,243
Land sale revenues	1,640	(34)%	2,487
Total Homebuilding revenues	1,587,061	14%	1,396,730
Home sale cost of revenues (a)	(1,217,678)	17%	(1,038,028)
Land sale cost of revenues	(3,228)	59%	(2,028)
Selling, general, and administrative expenses ("SG&A") (b)	(236,268)	(2)%	(242,316)
Other expense, net	(4,125)	(30)%	(5,925)
Income before income taxes	$125,762	16%	$108,433

Supplemental data:
Gross margin from home sales	23.2%	(230) bps	25.5%
SG&A as a percentage of home sale revenues (b)	14.9%	(250) bps	17.4%
Closings (units)	4,225	7%	3,945
Average selling price	$375	6%	$353
Net new orders (c):
Units	6,126	8%	5,652
Dollars	$2,446,141	16%	$2,113,973
Cancellation rate	12%		13%
Active communities at March 31	780	10%	709
Backlog at March 31:
Units	9,323	6%	8,755
Dollars	$3,802,231	13%	$3,359,157

(a)	Includes the amortization of capitalized interest.

(b)	Includes $15.0 million of expense associated with the resolution of certain insurance matters in the three-month period ended March 31, 2017 (see Note 8).

(c)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2017 were higher than the prior year by $191.2 million. The 14% increase was attributable to a 6% increase in average selling price and a 7% increase in closings. The increase in closings reflects the significant investments we have made and the resulting increase in our new communities. The higher average selling price reflects an ongoing shift toward move-up buyers.

Home sale gross margins

Home sale gross margins were 23.2% for the three months ended March 31, 2017 compared to 25.5% for the three months ended March 31, 2016. Gross margins in 2017 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions, and slightly lower amortized interest costs (1.7% for the three months ended March 31, 2017 compared to 1.9% for the same periods in 2016), offset by higher house construction and land costs as the supply chain has responded to the housing recovery. The lower amortized interest costs resulted from the reduction in our outstanding debt in recent years combined with our increased volume in 2017. Although we increased our debt in 2016 to fund our capital investment program, we anticipate that our amortized interest costs as a percentage of revenues in 2017 will approximate 2016 levels.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed losses of $1.6 million for the three months ended March 31, 2017 compared to a gain of $0.5 million for the three months ended March 31, 2016.

SG&A

SG&A as a percentage of home sale revenues was 14.9% for the three months ended March 31, 2017 compared with 17.4% for the three months ended March 31, 2016. The gross dollar amount of our SG&A decreased $6.0 million, or 2%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. SG&A for the three months ended March 31, 2017 included $15.0 million of expense associated with the resolution of certain insurance matters (see Note 8), which increased SG&A as a percentage of home sale revenues by 90 bps. The overall decrease in gross dollar SG&A is primarily attributable to cost efficiencies realized in late 2016 that continued into 2017. Additionally, SG&A for the three months ended March 31, 2016 reflects the impact of transaction and integration costs associated with the assets acquired from Wieland (see Note 1).

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities was $1.2 million for the three months ended March 31, 2017 compared with $0.2 million for the three months ended March 31, 2016. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2017	2016
Write-off of deposits and pre-acquisition costs	$1,655	$3,041
Amortization of intangible assets	3,450	3,450
Interest income	(833)	(923)
Interest expense	137	174
Equity in earnings of unconsolidated entities	(1,193)	(170)
Miscellaneous, net	909	353
Total other expense, net	$4,125	$5,925

Net new orders

For the three months ended March 31, 2017 net new order units increased by 8% over the same period in 2016 which resulted from a higher number of active communities. Net new orders in dollars increased by 16% for the three months ended March 31, 2017 compared to the same periods in 2016 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 12% for the three months ended March 31, 2017 compared to 13% for the same periods in 2016. Ending backlog, which represents orders for homes that have not yet closed, increased 6% in units at March 31, 2017 compared with March 31, 2016 as a result of the higher net new order volume and 13% in dollars due to the unit increase and a higher average selling price.

Homes in production

The following is a summary of our homes in production at March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Sold	6,188	5,778
Unsold
Under construction	1,407	1,630
Completed	605	501
	2,012	2,131
Models	1,118	1,079
Total	9,318	8,988

The number of homes in production at March 31, 2017 was 4% higher than at March 31, 2016 due primarily to the higher net new order volume and backlog. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	6,116	4,935	11,051	6,296	4,019	10,315
Southeast (a)	15,743	8,123	23,866	16,050	8,232	24,282
Florida	18,727	8,615	27,342	22,164	8,470	30,634
Midwest	11,989	7,420	19,409	11,800	8,639	20,439
Texas	13,304	8,454	21,758	13,541	9,802	23,343
West	29,099	4,205	33,304	29,428	4,817	34,245
Total	94,978	41,752	136,730	99,279	43,979	143,258

Developed (%)	33%	20%	29%	31%	19%	28%

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

Of our controlled lots, 94,978 and 99,279 were owned and 41,752 and 43,979 were controlled under land option agreements at March 31, 2017 and December 31, 2016, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.0 billion at March 31, 2017. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $195.7 million, of which $11.0 million is refundable, at March 31, 2017.

Homebuilding Segment Operations

As of March 31, 2017, we conducted our operations in 43 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2017	2017 vs. 2016	2016
Home sale revenues:
Northeast	$108,532	(9)%	$118,654
Southeast	327,586	12%	293,424
Florida	314,082	16%	269,701
Midwest	244,412	29%	189,147
Texas	234,266	10%	212,692
West	356,543	15%	310,625
	$1,585,421	14%	$1,394,243
Income (loss) before income taxes:
Northeast	$4,400	(54)%	$9,590
Southeast	32,366	64%	19,770
Florida	44,523	10%	40,302
Midwest	18,254	225%	5,620
Texas	32,796	15%	28,517
West	34,084	2%	33,507
Other homebuilding (a)	(40,661)	(41)%	(28,873)
	$125,762	16%	$108,433
Closings (units):
Northeast	232	(11)%	262
Southeast	836	1%	826
Florida	832	12%	745
Midwest	668	21%	552
Texas	840	8%	775
West	817	4%	785
	4,225	7%	3,945
Average selling price:
Northeast	$468	3%	$453
Southeast	392	10%	355
Florida	378	4%	362
Midwest	366	7%	343
Texas	279	2%	274
West	436	10%	396
	$375	6%	$353

(a)	Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2017	2017 vs. 2016	2016
Net new orders - units:
Northeast	411	9%	378
Southeast	1,077	2%	1,052
Florida	1,040	13%	923
Midwest	1,162	17%	994
Texas	1,211	8%	1,121
West	1,225	3%	1,184
	6,126	8%	5,652
Net new orders - dollars:
Northeast	$209,136	12%	$187,277
Southeast	424,902	7%	396,328
Florida	393,213	16%	338,685
Midwest	463,325	28%	362,141
Texas	345,503	13%	306,578
West	610,062	17%	522,964
	$2,446,141	16%	$2,113,973
Cancellation rates:
Northeast	9%		10%
Southeast	12%		12%
Florida	11%		11%
Midwest	9%		10%
Texas	15%		16%
West	14%		14%
	12%		13%
Unit backlog:
Northeast	566	1%	560
Southeast	1,612	(5)%	1,689
Florida	1,626	12%	1,452
Midwest	1,801	18%	1,531
Texas	1,783	5%	1,691
West	1,935	6%	1,832
	9,323	6%	8,755
Backlog dollars:
Northeast	$290,199	4%	$280,155
Southeast	681,076	(1)%	689,334
Florida	635,357	14%	559,266
Midwest	719,991	30%	555,354
Texas	513,728	9%	469,546
West	961,880	19%	805,502
	$3,802,231	13%	$3,359,157

Northeast

For the first quarter of 2017, Northeast home sale revenues decreased 9% compared with the prior year period due to an 11% decrease in closings partially offset by a 3% increase in the average selling price. The lower revenues occurred primarily in Mid-Atlantic and resulted from the timing of opening new communities. Income before income taxes decreased primarily as the result of the lower revenues. Net new orders increased 9%, primarily in the Northeast Corridor and New England.

Southeast

For the first quarter of 2017, Southeast home sale revenues increased 12% compared with the prior year period due to a 10% increase in the average selling price while closings were flat. Income before income taxes increased primarily as the result of the higher revenues combined with lower overhead costs as the Southeast was impacted in 2016 by costs associated with the Wieland acquisition (see Note 1). Net new orders increased 2%, primarily in Georgia and Tennessee.

Florida

For the first quarter of 2017, Florida home sale revenues increased 16% compared with the prior year period due to a 12% increase in closings combined with a 4% increase in the average selling price. The increase in closings occurred in all divisions except for Southwest Florida, and the increase in average selling price was broad-based. Income before income taxes increased primarily due to the higher revenues combined with reduced overhead costs. Net new orders increased 13%, reflecting improved order levels primarily in North and Southwest Florida.

Midwest

For the first quarter of 2017, Midwest home sale revenues increased 29% compared with the prior year period due to a 7% increase in average selling price combined with a 21% increase in closings. The higher revenues was broad-based. The increased revenues led to an increase in income before income taxes. Net new orders increased across the majority of divisions.

Texas

For the first quarter of 2017, Texas home sale revenues increased 10% compared with the prior year period due to an 8% increase in closings combined with a 2% increase in the average selling price. Houston experienced moderately lower revenues due to the timing of opening new communities. The increased revenues led to an increase in income before income taxes. Net new orders increased overall by 8% due to higher order levels across all markets.

West

For the first quarter of 2017, West home sale revenues increased 15% compared with the prior year period due to a 4% increase in closings combined with a 10% increase in average selling price. The increased closings occurred in all divisions except for Northern California due to the timing of new community openings. Income before income taxes increased across all divisions due to higher revenues offset by lower overheads with the exception of Northern California. Net new orders showed a 3% overall increase.

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

	Three Months Ended
	March 31,
	2017	2017 vs. 2016	2016
Mortgage operations revenues	$32,701	15%	$28,316
Title services revenues	9,066	20%	7,532
Total Financial Services revenues	41,767	17%	35,848
Expenses	(28,367)	9%	(26,119)
Other income (expense), net	103	100%	51
Income before income taxes	$13,503	38%	$9,780
Total originations:
Loans	2,873	13%	2,548
Principal	$806,352	21%	$666,647

	Three Months Ended
	March 31,
	2017	2016
Supplemental data:
Capture rate	80.3%	81.1%
Average FICO score	750	749
Loan application backlog	$2,123,630	$1,793,635
Funded origination breakdown:
FHA	10%	10%
VA	12%	11%
USDA	1%	1%
Other agency	72%	71%
Total agency	95%	93%
Non-agency	5%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2017 increased 17% compared to the same period in 2016. These changes primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size and favorable market conditions.

Income before income taxes

Income before income taxes for the three months ended March 31, 2017 increased 38% compared to the prior year period. This increase resulted primarily from the increase in revenues combined with better overhead leverage.

Income Taxes

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 34.3% and 29.5%, respectively. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to the tax benefits relating to the domestic production activities deduction and the deduction for equity compensation based on ASU 2016-09 as well as state income tax expense on current year earnings. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to the favorable resolution of certain state income tax matters.

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

At March 31, 2017, we had unrestricted cash and equivalents of $397.8 million, restricted cash balances of $26.1 million, and $523.1 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 40.0% at March 31, 2017.

Senior unsecured notes

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million.  The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $375.0 million at March 31, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $226.9 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at March 31, 2017 and December 31, 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $20.0 million at March 31, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in August 2017. The maximum aggregate commitment is $200.0 million at March 31, 2017 and is effective through April 13, 2017 after which it decreases to $175.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $140.4 million and $331.6 million outstanding under the Repurchase Agreement at March 31, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the three months ended March 31, 2017, we declared cash dividends totaling $28.8 million and repurchased 4.7 million shares under our repurchase authorization for a total of $100.0 million. In July 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization. At March 31, 2017, we had remaining authorization to repurchase $904.8 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2017 was $39.8 million, compared with net cash used in operating activities of $62.9 million for the three months ended March 31, 2016. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the three months ended March 31, 2017 was primarily due to our pretax income of $139.3 million combined with a seasonal reduction of $194.1 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $267.0 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support the higher backlog.

Our negative cash flow from operations for the three months ended March 31, 2016 was primarily due to a net increase in inventories of $381.9 million resulting from increased land investment, partially offset by our pretax income of $118.2 million and a seasonal reduction of $151.9 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the three months ended March 31, 2017 was $23.4 million, compared with net cash used by investing activities of $451.8 million for the three months ended March 31, 2016. The cash used in investing activities for the three months ended March 31, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash used in financing activities for the three months ended March 31, 2017 totaled $315.8 million, compared with net cash provided by financing activities of $757.3 million for the three months ended March 31, 2016. The net cash used in financing activities for the three months ended March 31, 2017 resulted primarily from the repurchase of 4.7 million common shares for $100.0 million under our repurchase authorization, payment of $29.1 million in cash dividends, and net repayments of $191.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2016 resulted primarily from the proceeds of the senior unsecured notes issuance for $991.6 million offset by net repayments of $149.3 million under the Repurchase Agreement, the repurchase of 3.1 million common shares for $50.0 million under our repurchase authorization, and payment of $31.6 million in cash dividends.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2017, we had outstanding letters of credit totaling $226.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at March 31, 2017, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2017, these agreements had an aggregate remaining purchase price of $2.0 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At March 31, 2017, aggregate outstanding debt of unconsolidated joint ventures was $55.8 million, of which our proportionate share was $27.0 million. Of this amount, we provided limited recourse guaranties for $26.3 million at March 31, 2017.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2017 ($000’s omitted):

	As of March 31, 2017 for the Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$133,414	$909	$4,809	$3,900	$700,000	$2,300,000	$3,143,032	$3,226,608
Average interest rate	7.18%	—%	4.05%	5.00%	4.25%	5.90%	5.58%

Variable rate debt (a)	$140,381	$—	$—	$—	$—	$—	$140,381	$140,381
Average interest rate	3.18%	—%	—%	—%	—%	—%	—%

(a) Includes the Pulte Mortgage Repurchase Agreement. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either March 31, 2017 or December 31, 2016.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2017 to January 31, 2017	1,504,600	$19.20	1,504,600	$975,882	(2)
February 1, 2017 to February 28, 2017	1,748,397	$18.46	1,505,600	$943,608	(2)
March 1, 2017 to March 31, 2017	1,699,750	$23.05	1,685,617	$904,765	(2)
Total	4,952,747	$20.26	4,695,817

(1)
During the first quarter of 2017, participants surrendered 256,930 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $300.0 million and $1.0 billion in December 2015 and July 2016, respectively. During the three months ended March 31, 2017, we repurchased 4.7 million shares for a total of $100.0 million. The share repurchase authorization has $904.8 million remaining as of March 31, 2017. There is no expiration date for this program.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on February 13, 2017)

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

10		Amendment Number One to the PulteGroup, Inc. 2013 Stock Incentive Plan dated February 10, 2017(Filed herewith)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 25, 2017