Form 10-Q
period 2017-06-30
PULTEGROUP INC/MI/
filed 2017-07-25
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [X]   NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES [ ]  NO  [X]

Number of common shares outstanding as of July 20, 2017: 301,708,711 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$208,203	$698,882
Restricted cash	31,652	24,366
Total cash, cash equivalents, and restricted cash	239,855	723,248
House and land inventory	7,090,164	6,770,655
Land held for sale	104,652	31,728
Residential mortgage loans available-for-sale	364,939	539,496
Investments in unconsolidated entities	59,617	51,447
Other assets	818,972	857,426
Intangible assets	147,892	154,792
Deferred tax assets, net	986,787	1,049,408
	$9,812,878	$10,178,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$407,691	$405,455
Customer deposits	290,890	187,891
Accrued and other liabilities	1,406,598	1,483,854
Financial Services debt	153,703	331,621
Senior notes	3,109,994	3,110,016
	5,368,876	5,518,837
Shareholders' equity	4,444,002	4,659,363
	$9,812,878	$10,178,200

Note: The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Homebuilding
Home sale revenues	$1,965,641	$1,751,882	$3,551,063	$3,146,125
Land sale revenues	7,930	4,950	9,570	7,437
	1,973,571	1,756,832	3,560,633	3,153,562
Financial Services	47,275	43,082	89,042	78,930
Total revenues	2,020,846	1,799,914	3,649,675	3,232,492

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,549,937)	(1,310,569)	(2,767,615)	(2,348,597)
Land sale cost of revenues	(87,599)	(4,403)	(90,827)	(6,430)
	(1,637,536)	(1,314,972)	(2,858,442)	(2,355,027)

Financial Services expenses	(28,478)	(26,180)	(56,846)	(52,298)
Selling, general, and administrative expenses	(216,211)	(256,273)	(452,479)	(498,589)
Other expense, net	(16,074)	(12,909)	(20,095)	(18,785)
Income before income taxes	122,547	189,580	261,813	307,793
Income tax expense	(21,798)	(71,820)	(69,545)	(106,733)
Net income	$100,749	$117,760	$192,268	$201,060

Per share:
Basic earnings	$0.32	$0.34	$0.60	$0.58
Diluted earnings	$0.32	$0.34	$0.60	$0.57
Cash dividends declared	$0.09	$0.09	$0.18	$0.18

Number of shares used in calculation:
Basic	312,315	345,240	315,021	346,528
Effect of dilutive securities	1,565	2,759	1,946	2,710
Diluted	313,880	347,999	316,967	349,238

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$100,749	$117,760	$192,268	$201,060

Other comprehensive income, net of tax:
Change in value of derivatives	20	20	41	41
Other comprehensive income	20	20	41	41

Comprehensive income	$100,769	$117,780	$192,309	$201,101

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,643	18,237
Stock option exercises	1,378	14	15,952	—	—	15,966
Share issuances, net of cancellations	729	10	3,554	—	—	3,564
Dividends declared	—	—	—	—	(56,941)	(56,941)
Share repurchases	(17,498)	(178)	—	—	(405,641)	(405,819)
Share-based compensation	—	—	17,323	—	—	17,323
Net income	—	—	—	—	192,268	192,268
Other comprehensive income	—	—	—	41	—	41
Shareholders' Equity, June 30, 2017	303,699	$3,037	$3,152,913	$(485)	$1,288,537	$4,444,002

Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	67	—	742	—	—	742
Share issuances, net of cancellations	499	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(62,747)	(62,747)
Share repurchases	(5,819)	(58)	—	—	(100,748)	(100,806)
Share-based compensation	—	—	12,209	—	—	12,209
Excess tax benefits (deficiencies) from share-based awards	—	—	(563)	—	—	(563)
Net income	—	—	—	—	201,060	201,060
Other comprehensive income	—	—	—	41	—	41
Shareholders' Equity, June 30, 2016	343,896	$3,438	$3,115,041	$(568)	$1,700,206	$4,818,117

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$192,268	$201,060
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	80,841	117,783
Land-related charges	129,108	10,522
Depreciation and amortization	26,023	26,705
Share-based compensation expense	20,871	16,906
Other, net	(1,536)	(732)
Increase (decrease) in cash due to:
Inventories	(486,393)	(810,417)
Residential mortgage loans available-for-sale	172,943	78,460
Other assets	15,309	(15,506)
Accounts payable, accrued and other liabilities	26,892	55,113
Net cash provided by (used in) operating activities	176,326	(320,106)
Cash flows from investing activities:
Capital expenditures	(16,892)	(21,044)
Investment in unconsolidated subsidiaries	(17,832)	(13,769)
Cash used for business acquisition	—	(430,025)
Other investing activities, net	3,143	5,473
Net cash used in investing activities	(31,581)	(459,365)
Cash flows from financing activities:
Proceeds from debt issuance	—	986,084
Repayments of debt	(2,153)	(484,974)
Borrowings under revolving credit facility	110,000	358,000
Repayments under revolving credit facility	(110,000)	(358,000)
Financial Services borrowings (repayments)	(177,918)	(78,320)
Stock option exercises	15,966	742
Share repurchases	(405,819)	(100,806)
Dividends paid	(58,214)	(63,019)
Net cash provided by (used in) financing activities	(628,138)	259,707
Net increase (decrease)	(483,393)	(519,764)
Cash, cash equivalents, and restricted cash at beginning of period	723,248	775,435
Cash, cash equivalents, and restricted cash at end of period	$239,855	$255,671

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(2,359)	$(14,671)
Income taxes paid (refunded), net	$(10,980)	$(5,457)

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$5,063	$7,414	$6,718	$10,454
Lease exit and related costs	76	7,311	405	5,946
Amortization of intangible assets	3,450	3,450	6,900	6,900
Interest income	(599)	(849)	(1,432)	(1,772)
Interest expense	134	186	271	360
Equity in loss (earnings) of unconsolidated entities (a)	5,763	(3,829)	4,569	(4,004)
Miscellaneous, net	2,187	(774)	2,664	901
Total other expense, net	$16,074	$12,909	$20,095	$18,785

(a)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the three and six months ended June 30, 2017 (see Note 2).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded 0.1 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for both the three and six months ended June 30, 2017, and 2.3 million potentially dilutive instruments, including stock options, unvested restricted shares, and unvested restricted share units, for both the three and six months ended June 30, 2016.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$100,749	$117,760	$192,268	$201,060
Less: earnings distributed to participating securities	(300)	(283)	(605)	(568)
Less: undistributed earnings allocated to participating securities	(772)	(791)	(1,330)	(1,064)
Numerator for basic earnings per share	$99,677	$116,686	$190,333	$199,428
Add back: undistributed earnings allocated to participating securities	772	791	1,330	1,064
Less: undistributed earnings reallocated to participating securities	(768)	(785)	(1,322)	(1,055)
Numerator for diluted earnings per share	$99,681	$116,692	$190,341	$199,437

Denominator:
Basic shares outstanding	312,315	345,240	315,021	346,528
Effect of dilutive securities	1,565	2,759	1,946	2,710
Diluted shares outstanding	313,880	347,999	316,967	349,238

Earnings per share:
Basic	$0.32	$0.34	$0.60	$0.58
Diluted	$0.32	$0.34	$0.60	$0.57

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2017 and December 31, 2016, residential mortgage loans available-for-sale had an aggregate fair value of $364.9 million and $539.5 million, respectively, and an aggregate outstanding principal balance of $353.3 million and $529.7 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(2.2) million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $(4.1) million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $27.7 million and $25.8 million for the three months ended June 30, 2017 and 2016, respectively, and $52.9 million and $47.3 million for the six months ended June 30, 2017 and 2016, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2017 and December 31, 2016, we had aggregate IRLCs of $371.6 million and $273.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2017 and December 31, 2016, we had unexpired forward contracts of $576.0 million and $610.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$115.2 million and $157.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	June 30, 2017		December 31, 2016
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$9,957	$450	$9,194	$501
Forward contracts	1,988	648	8,085	1,004
Whole loan commitments	346	446	1,135	863
	$12,291	$1,544	$18,414	$2,368

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018, and, at that time, we expect to apply the modified retrospective method of adoption. We have been actively engaged in discussions with the FASB and within our industry and continue to evaluate the impact that the standard will have on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting, and was effective for us at January 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, we applied the modified retrospective approach and recorded a cumulative-effect adjustment that increased our retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million, respectively, as a result of previously unrecognized excess tax benefits (see Note 6). Additionally, the impact of recognizing excess tax benefits in the income statement resulted in a $3.7 million reduction in our income tax expense for the six months ended June 30, 2017. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements.

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2017	December 31, 2016
Homes under construction	$2,464,808	$1,921,259
Land under development	3,997,728	4,072,109
Raw land	627,628	777,287
	$7,090,164	$6,770,655

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest in inventory, beginning of period	$203,828	$158,653	$186,097	$149,498
Interest capitalized	44,949	38,231	89,872	73,515
Interest expensed	(35,927)	(29,396)	(63,119)	(55,525)
Interest in inventory, end of period	$212,850	$167,488	$212,850	$167,488

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net.

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2017 or December 31, 2016 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

The following provides a summary of our interests in land option agreements as of June 30, 2017 and December 31, 2016 ($000’s omitted):

	June 30, 2017		December 31, 2016
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$68,691	$676,923	$68,527	$849,901
Other land options	131,291	1,263,372	126,909	1,252,662
	$199,982	$1,940,295	$195,436	$2,102,563

Land-related charges

We test inventory for impairment when events and circumstances indicate that the cash flows estimated to be generated by the community are less than its carrying amount. On May 3, 2017, we committed to a plan to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. We determined that we will sell certain currently inactive land parcels, representing approximately 4,600 lots, and work to monetize two small communities representing an additional 400 lots. These land parcels are located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale include: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types that are inconsistent with our primary offerings. Actions required to complete the planned sales have been initiated, but the timing of completing the dispositions is unknown. We will seek to redeploy the proceeds and related tax benefits from these dispositions into higher returning projects.
As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded land-related charges totaling $120.5 million in the three months ended June 30, 2017 related to inventory with a pre-impairment carrying value of $161.9 million. We also recorded $5.1 million of write-offs of deposits and pre-acquisition costs related to land option contracts we no longer plan to pursue. In total, we recorded the following land-related charges ($000's omitted):

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	June 30,		June 30,
		2017	2016	2017	2016
Land inventory impairments	Home sale cost of revenues	$31,487	$—	$31,487	$—
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	81,006	200	82,886	68
Impairments of unconsolidated entities	Other expense, net	8,017	—	8,017	—
Write-offs of deposits and pre-acquisition costs	Other expense, net	5,063	7,414	6,718	10,454
Total land-related charges		$125,573	$7,614	$129,108	$10,522

The estimated fair values of these land parcels were based on sales contracts or letters of intent, comparisons to market comparable transactions, estimated future net cash flows discounted for inherent risk associated with each underlying asset, or similar information. The estimated cash flows for certain parcels incorporate estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

construction, and overhead costs. The assumptions used in the valuations are specific to each community tested for impairment and typically do not assume improvements in market conditions in the near term. In certain instances, the determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams, and ranged from 18% to 25%. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of these communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Northeast	$148,272	$152,517	$256,854	$271,171
Southeast	380,957	387,675	709,721	682,101
Florida	363,326	283,440	677,523	553,281
Midwest	357,847	286,649	602,259	476,541
Texas	288,518	255,471	522,785	468,763
West	434,651	391,080	791,491	701,705
	1,973,571	1,756,832	3,560,633	3,153,562
Financial Services	47,275	43,082	89,042	78,930
Consolidated revenues	$2,020,846	$1,799,914	$3,649,675	$3,232,492

Income before income taxes:
Northeast	$(38,249)	$19,238	$(33,849)	$28,828
Southeast	40,274	40,758	72,640	60,528
Florida (a)	36,110	44,353	80,633	84,655
Midwest	37,573	26,253	55,827	31,873
Texas	46,522	36,223	79,318	64,740
West	(1,850)	41,829	32,234	75,336
Other homebuilding (b)	(16,781)	(36,108)	(57,441)	(64,981)
	103,599	172,546	229,362	280,979
Financial Services	18,948	17,034	32,451	26,814
Consolidated income before income taxes	$122,547	$189,580	$261,813	$307,793

(a)	Florida includes a warranty charge of $12.1 million for the three and six months ended June 30, 2017 related to a closed-out community (see Note 8).

(b)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes an insurance reserve reversal of $19.8 million in the three and six months ended June 30, 2017, and a write-off of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Land-related charges*:
Northeast	$49,820	$68	$49,918	$526
Southeast	491	534	958	1,856
Florida	8,602	280	8,754	529
Midwest	7,567	398	8,095	851
Texas	589	44	847	151
West	54,409	6,290	56,441	6,609
Other homebuilding	4,095	—	4,095	—
	$125,573	$7,614	$129,108	$10,522

*
Land-related charges include land impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue (see Note 2). Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$264,849	$286,800	$92,455	$644,104	$803,967
Southeast	411,314	650,376	136,478	1,198,168	1,302,842
Florida	356,206	837,425	111,858	1,305,489	1,450,544
Midwest	341,479	427,638	54,750	823,867	905,793
Texas	267,070	414,970	68,031	750,071	836,885
West	781,228	1,122,854	141,130	2,045,212	2,272,892
Other homebuilding (a)	42,662	257,665	22,926	323,253	1,810,008
	2,464,808	3,997,728	627,628	7,090,164	9,382,931
Financial Services	—	—	—	—	429,947
	$2,464,808	$3,997,728	$627,628	$7,090,164	$9,812,878

	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (a)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2017	December 31, 2016
7.625% unsecured senior notes due October 2017 (a)	$123,000	$123,000
4.250% unsecured senior notes due March 2021 (b)	700,000	700,000
5.500% unsecured senior notes due March 2026 (b)	700,000	700,000
5.000% unsecured senior notes due January 2027 (b)	600,000	600,000
7.875% unsecured senior notes due June 2032 (b)	300,000	300,000
6.375% unsecured senior notes due May 2033 (b)	400,000	400,000
6.000% unsecured senior notes due February 2035 (b)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(13,006)	(12,984)
Total senior notes	$3,109,994	$3,110,016
Estimated fair value	$3,288,005	$3,112,297

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at June 30, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined in the Revolving Credit Facility. We had no borrowings outstanding and $234.0 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at June 30, 2017 and December 31, 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2017, we had $516.0 million available under the facility and were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $29.6 million at June 30, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are generally collateralized by the land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Joint venture debt

At June 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $55.8 million, of which our proportionate share was $27.0 million. Of this amount, we provided limited recourse guaranties for $26.3 million at June 30, 2017, which includes a limited recourse guaranty under a revolving credit facility held by one of our unconsolidated joint ventures. Our maximum financial loss exposure related to the guaranty is limited to our proportionate share of 50% of the amount outstanding under the facility that is determined to be owed in the case of a triggering event under such guaranty. The limited guaranty includes, but is not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in August 2017. The maximum aggregate commitment was $200.0 million at June 30, 2017 and was effective through July 13, 2017, after which it decreased to $175.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $153.7 million and $331.6 million outstanding under the Repurchase Agreement at June 30, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the six months ended June 30, 2017, we declared cash dividends totaling $56.9 million and repurchased 17.5 million shares under our repurchase authorization for $399.9 million. For the six months ended June 30, 2016, we declared cash dividends totaling $62.7 million and repurchased 5.6 million shares under our repurchase authorization for $97.7 million. At June 30, 2017, we had remaining authorization to repurchase $604.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2017 and 2016, participants surrendered shares valued at $5.9 million and $3.1 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2017 was 17.8% and 26.6%, respectively, compared to 37.9% and 34.7%, respectively, for the same periods in 2016. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings and the favorable resolution of certain state income tax matters. Our effective tax rates for the three and six months ended June 30, 2017 are lower than for the prior year periods primarily as the result of tax law changes and the favorable resolution of certain state income tax matters.

At June 30, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $1.0 billion. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At June 30, 2017 and December 31, 2016, we had $9.8 million and $21.5 million, respectively, of gross unrecognized tax benefits and $2.2 million and $12.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $6.4 million, excluding interest and penalties, primarily due to potential audit settlements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of ASU No. 2016-09 (see Note 1), we recorded a cumulative-effect adjustment to increase retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million for previously unrecognized excess tax benefits.

We are currently under examination by the IRS as part of the Compliance Assurance Process ("CAP") and various state taxing jurisdictions, and anticipate finalizing certain examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statutes of limitation for our major tax jurisdictions generally remain open for examination for tax years 2010 through the current year. Net operating loss and credit carryforwards remain open to examination until the tax year of utilization closes.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2017	December 31, 2016

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$364,939	$539,496
Interest rate lock commitments	Level 2	9,507	8,693
Forward contracts	Level 2	1,340	7,081
Whole loan commitments	Level 2	(100)	272

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$8,446	$8,920
Investments in unconsolidated entities	Level 3	3,444	—
Land held for sale	Level 2	42,123	1,670
	Level 3	27,066	—

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$239,855	$723,248
Financial Services debt	Level 2	153,703	331,621
Senior notes	Level 2	3,288,005	3,112,297

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair values for interest rate lock commitments, including the value of servicing rights, and forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 2 for a more detailed discussion of the valuation methods used for inventory and land held for sale. Investments in unconsolidated entities use similar valuation methods to inventory and land held for sale.

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.1 billion at both June 30, 2017 and December 31, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Liabilities, beginning of period	$35,116	$47,093	$35,114	$46,381
Reserves provided (released), net	(7)	(99)	(5)	767
Payments	(175)	(11,049)	(175)	(11,203)
Liabilities, end of period	$34,934	$35,945	$34,934	$35,945

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $234.0 million and $1.2 billion, respectively, at June 30, 2017 and $219.1 million and $1.1 billion, respectively, at December 31, 2016. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Warranty liabilities, beginning of period	$64,681	$60,936	$66,134	$61,179
Reserves provided	12,446	14,204	23,088	26,523
Payments	(16,815)	(13,101)	(28,914)	(25,663)
Other adjustments (a)	13,041	(200)	13,045	(200)
Warranty liabilities, end of period	$73,353	$61,839	$73,353	$61,839

(a)	During the three and six months ended June 30, 2017, we recognized a charge of $12.1 million related to estimated costs to complete repairs in a closed-out community in Florida.

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

Our recorded reserves for all such claims totaled $814.8 million and $831.1 million at June 30, 2017 and December 31, 2016, respectively, the vast majority of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% of the total general liability reserves at both June 30, 2017 and December 31, 2016. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$835,326	$922,385	$831,058	$924,563
Reserves provided, net	18,894	25,317	38,609	45,516
Adjustments to previously recorded reserves (a)	(19,813)	—	(21,793)	(448)
Payments, net (b)	(19,651)	(10,991)	(33,118)	(32,920)
Balance, end of period	$814,756	$936,711	$814,756	$936,711

(a)	Includes a general liability reserve reversal of $19.8 million for the three and six months ended June 30, 2017, related to the resolution of one previously reported claim.

(b)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $261.8 million and $307.3 million at June 30, 2017 and December 31, 2016, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. During

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the six months ended June 30, 2017, we wrote-off $15.0 million of insurance receivables in conjunction with settling insurance policies with multiple carriers covering multiple years.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2017
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$159,575	$48,628	$—	$208,203
Restricted cash	—	30,464	1,188	—	31,652
Total cash, cash equivalents, and restricted cash	—	190,039	49,816	—	239,855
House and land inventory	—	7,001,129	89,035	—	7,090,164
Land held for sale	—	104,562	90	—	104,652
Residential mortgage loans available- for-sale	—	—	364,939	—	364,939
Investments in unconsolidated entities	116	53,969	5,532	—	59,617
Other assets	11,184	658,093	149,695	—	818,972
Intangible assets	—	147,892	—	—	147,892
Deferred tax assets, net	988,724	—	(1,937)	—	986,787
Investments in subsidiaries and intercompany accounts, net	6,659,483	(13,652)	7,059,065	(13,704,896)	—
	$7,659,507	$8,142,032	$7,716,235	$(13,704,896)	$9,812,878
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$105,511	$1,816,028	$183,640	$—	$2,105,179
Financial Services debt	—	—	153,703	—	153,703
Senior notes	3,109,994	—	—	—	3,109,994
Total liabilities	3,215,505	1,816,028	337,343	—	5,368,876
Total shareholders’ equity	4,444,002	6,326,004	7,378,892	(13,704,896)	4,444,002
	$7,659,507	$8,142,032	$7,716,235	$(13,704,896)	$9,812,878

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$588,353	$110,529	$—	$698,882
Restricted cash	—	22,832	1,534	—	24,366
Total cash, cash equivalents, and restricted cash	—	611,185	112,063	—	723,248
House and land inventory	—	6,707,392	63,263	—	6,770,655
Land held for sale	—	31,218	510	—	31,728
Residential mortgage loans available- for-sale	—	—	539,496	—	539,496
Investments in unconsolidated entities	105	46,248	5,094	—	51,447
Other assets	12,364	716,923	128,139	—	857,426
Intangible assets	—	154,792	—	—	154,792
Deferred tax assets, net	1,051,351	—	(1,943)	—	1,049,408
Investments in subsidiaries and intercompany accounts, net	6,835,075	(376,748)	6,845,781	(13,304,108)	—
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$129,516	$1,755,756	$191,928	$—	$2,077,200
Financial Services debt	—	—	331,621	—	331,621
Senior notes	3,110,016	—	—	—	3,110,016
Total liabilities	3,239,532	1,755,756	523,549	—	5,518,837
Total shareholders’ equity	4,659,363	6,135,254	7,168,854	(13,304,108)	4,659,363
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,945,312	$20,329	$—	$1,965,641
Land sale revenues	—	6,396	1,534	—	7,930
	—	1,951,708	21,863	—	1,973,571
Financial Services	—	—	47,275	—	47,275
	—	1,951,708	69,138	—	2,020,846
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,533,402)	(16,535)	—	(1,549,937)
Land sale cost of revenues	—	(86,408)	(1,191)	—	(87,599)
	—	(1,619,810)	(17,726)	—	(1,637,536)
Financial Services expenses	—	(124)	(28,354)	—	(28,478)
Selling, general, and administrative expenses	—	(210,110)	(6,101)	—	(216,211)
Other expense, net	(129)	(22,874)	6,929	—	(16,074)
Intercompany interest	(544)	—	544	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(673)	98,790	24,430	—	122,547
Income tax (expense) benefit	256	(12,733)	(9,321)	—	(21,798)
Income (loss) before equity in income (loss) of subsidiaries	(417)	86,057	15,109	—	100,749
Equity in income (loss) of subsidiaries	101,166	11,013	45,621	(157,800)	—
Net income (loss)	100,749	97,070	60,730	(157,800)	100,749
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$100,769	$97,070	$60,730	$(157,800)	$100,769

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,746,484	$5,398	$—	$1,751,882
Land sale revenues	—	3,893	1,057	—	4,950
	—	1,750,377	6,455	—	1,756,832
Financial Services	—	—	43,082	—	43,082
	—	1,750,377	49,537	—	1,799,914
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,305,063)	(5,506)	—	(1,310,569)
Land sale cost of revenues	—	(3,505)	(898)	—	(4,403)
	—	(1,308,568)	(6,404)	—	(1,314,972)
Financial Services expenses	—	(137)	(26,043)	—	(26,180)
Selling, general, and administrative expenses	—	(248,455)	(7,818)	—	(256,273)
Other expense, net	(170)	(20,759)	8,020	—	(12,909)
Intercompany interest	(490)	(2,035)	2,525	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(660)	170,423	19,817	—	189,580
Income tax (expense) benefit	246	(64,415)	(7,651)	—	(71,820)
Income (loss) before equity in income (loss) of subsidiaries	(414)	106,008	12,166	—	117,760
Equity in income (loss) of subsidiaries	118,174	2,869	73,975	(195,018)	—
Net income (loss)	117,760	108,877	86,141	(195,018)	117,760
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$117,780	$108,877	$86,141	$(195,018)	$117,780

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,521,958	$29,105	$—	$3,551,063
Land sale revenues	—	7,263	2,307	—	9,570
	—	3,529,221	31,412	—	3,560,633
Financial Services	—	—	89,042	—	89,042
	—	3,529,221	120,454	—	3,649,675
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(2,743,042)	(24,573)	—	(2,767,615)
Land sale cost of revenues	—	(89,004)	(1,823)	—	(90,827)
	—	(2,832,046)	(26,396)	—	(2,858,442)
Financial Services expenses	—	(263)	(56,583)	—	(56,846)
Selling, general, and administrative expenses	—	(428,085)	(24,394)	—	(452,479)
Other expense, net	(259)	(34,715)	14,879	—	(20,095)
Intercompany interest	(878)	—	878	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,137)	234,112	28,838	—	261,813
Income tax (expense) benefit	432	(58,658)	(11,319)	—	(69,545)
Income (loss) before equity in income (loss) of subsidiaries	(705)	175,454	17,519	—	192,268
Equity in income (loss) of subsidiaries	192,973	18,266	82,930	(294,169)	—
Net income (loss)	192,268	193,720	100,449	(294,169)	192,268
Other comprehensive income	41	—	—	—	41
Comprehensive income (loss)	$192,309	$193,720	$100,449	$(294,169)	$192,309

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,139,743	$6,382	$—	$3,146,125
Land sale revenues	—	5,903	1,534	—	7,437
	—	3,145,646	7,916	—	3,153,562
Financial Services	—	—	78,930	—	78,930
	—	3,145,646	86,846	—	3,232,492
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(2,340,927)	(7,670)	—	(2,348,597)
Land sale cost of revenues	—	(5,148)	(1,282)	—	(6,430)
	—	(2,346,075)	(8,952)	—	(2,355,027)
Financial Services expenses	—	(260)	(52,038)	—	(52,298)
Selling, general, and administrative expenses	—	(487,338)	(11,251)	—	(498,589)
Other expense, net	(340)	(30,434)	11,989		(18,785)
Intercompany interest	(1,000)	(4,219)	5,219	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,340)	277,320	31,813	—	307,793
Income tax (expense) benefit	509	(94,983)	(12,259)	—	(106,733)
Income (loss) before equity in income (loss) of subsidiaries	(831)	182,337	19,554	—	201,060
Equity in income (loss) of subsidiaries	201,891	9,879	185,893	(397,663)	—
Net income (loss)	201,060	192,216	205,447	(397,663)	201,060
Other comprehensive income	41	—	—	—	41
Comprehensive income (loss)	$201,101	$192,216	$205,447	$(397,663)	$201,101

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$58,415	$(29,931)	$147,842	$—	$176,326
Cash flows from investing activities:
Capital expenditures	—	(14,346)	(2,546)	—	(16,892)
Investment in unconsolidated subsidiaries	—	(17,832)	—	—	(17,832)
Other investing activities, net	—	2,874	269	—	3,143
Net cash provided by (used in) investing activities	—	(29,304)	(2,277)	—	(31,581)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(177,918)	—	(177,918)
Proceeds from debt issuance	—	—	—	—	—
Repayments of debt	—	(1,382)	(771)	—	(2,153)
Borrowings under revolving credit facility	110,000	—	—	—	110,000
Repayments under revolving credit facility	(110,000)	—	—	—	(110,000)
Stock option exercises	15,966	—	—	—	15,966
Share repurchases	(405,819)	—	—	—	(405,819)
Dividends paid	(58,214)	—	—	—	(58,214)
Intercompany activities, net	389,652	(360,529)	(29,123)	—	—
Net cash provided by (used in) financing activities	(58,415)	(361,911)	(207,812)	—	(628,138)
Net increase (decrease)	—	(421,146)	(62,247)	—	(483,393)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$190,039	$49,816	$—	$239,855

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$143,228	$(543,853)	$80,519	$—	$(320,106)
Cash flows from investing activities:
Capital expenditures	—	(19,736)	(1,308)	—	(21,044)
Cash used for business acquisition	—	(430,025)	—	—	(430,025)
Investment in unconsolidated subsidiaries	(6)	(13,763)	—	—	(13,769)
Other investing activities, net	—	3,417	2,056	—	5,473
Net cash provided by (used in) investing activities	(6)	(460,107)	748	—	(459,365)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(78,320)	—	(78,320)
Proceeds from debt issuance	986,084	—	—	—	986,084
Repayments of debt	(465,245)	(19,729)	—	—	(484,974)
Borrowings under revolving credit facility	358,000	—	—	—	358,000
Repayments under revolving credit facility	(358,000)	—	—	—	(358,000)
Stock option exercises	742	—	—	—	742
Share repurchases	(100,806)	—	—	—	(100,806)
Dividends paid	(63,019)	—	—	—	(63,019)
Intercompany activities, net	(500,978)	556,203	(55,225)	—	—
Net cash provided by (used in) financing activities	(143,222)	536,474	(133,545)	—	259,707
Net increase (decrease)	—	(467,486)	(52,278)	—	(519,764)
Cash, cash equivalents, and restricted cash at beginning of year	—	658,876	116,559	—	775,435
Cash, cash equivalents, and restricted cash at end of year	$—	$191,390	$64,281	$—	$255,671

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

The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. Our focus continues to be on adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 19% year to date, as compared to the prior year, and our backlog increasing by 19% to $4.5 billion as of June 30, 2017.

We expect to turnover and replace approximately one third of our communities in 2017. While we have significant experience opening new communities, starting up new communities can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible and liquidating non-strategic assets when appropriate. We have also focused our land investments on closer-in locations where we think demand is more sustainable over the housing cycle.

On May 3, 2017, we committed to a plan to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. We determined that we will sell certain currently inactive land parcels, representing approximately 4,600 lots, and work to monetize two small communities representing an additional 400 lots. These land parcels are located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale include: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types that are inconsistent with our primary offerings. Actions required to complete the planned sales have been initiated, but the timing of completing the dispositions is unknown. We will seek to redeploy the proceeds and related tax benefits from these dispositions into higher returning projects. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded land-related charges totaling $120.5 million in the three months ended June 30, 2017. We also recorded $5.1 million of write-offs of deposits and pre-acquisition costs related to land option contracts we no longer plan to pursue. See Note 2 for a breakdown of these charges by category and the Land-related charges table within the Homebuilding Segment Operations section for a breakdown of these charges by geography.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before income taxes:
Homebuilding	$103,599	$172,546	$229,362	$280,979
Financial Services	18,948	17,034	32,451	26,814
Income before income taxes	122,547	189,580	261,813	307,793
Income tax expense	(21,798)	(71,820)	(69,545)	(106,733)
Net income	$100,749	$117,760	$192,268	$201,060
Per share data - assuming dilution:
Net income	$0.32	$0.34	$0.60	$0.57

•
Homebuilding income before income taxes for the three and six months ended June 30, 2017 decreased compared with the prior year period, primarily due to the following significant expense (income) items ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Land inventory impairments (see Note 2)	$31,487	$—	$31,487	$—
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	81,006	200	82,886	68
Impairments of unconsolidated entities (see Note 2)	8,017	—	8,017	—
Write-offs of deposits and pre-acquisition costs (see Note 2)	5,063	7,414	6,718	10,454
Warranty claim (see Note 8)	12,106	—	—	—
Write-off of insurance receivable (see Note 8)	—	—	15,000	—
Insurance reserve reversal (see Note 8)	(19,813)	—	(19,813)	—
	$117,866	$7,614	$124,295	$10,522

For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.

•
Financial Services income before income taxes for the three and six months ended June 30, 2017 increased compared with the prior year period due to an increase in origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size.

•
Our effective tax rate for the three and six months ended June 30, 2017 was 17.8% and 26.6%, respectively, which includes the favorable resolution of certain state income tax matters and certain tax law changes, compared to 37.9% and 34.7%, respectively, for the same periods in 2016, which reflected the favorable resolution of certain state income tax matters.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Home sale revenues	$1,965,641	12%	$1,751,882	$3,551,063	13%	$3,146,125
Land sale revenues	7,930	60%	4,950	9,570	29%	7,437
Total Homebuilding revenues	1,973,571	12%	1,756,832	3,560,633	13%	3,153,562
Home sale cost of revenues (a)	(1,549,937)	18%	(1,310,569)	(2,767,615)	18%	(2,348,597)
Land sale cost of revenues (b)	(87,599)	1,890%	(4,403)	(90,827)	1,313%	(6,430)
Selling, general, and administrative expenses ("SG&A") (c)	(216,211)	(16)%	(256,273)	(452,479)	(9)%	(498,589)
Other expense, net (d)	(16,225)	24%	(13,041)	(20,350)	7%	(18,967)
Income before income taxes	$103,599	(40)%	$172,546	$229,362	(18)%	$280,979

Supplemental data:
Gross margin from home sales	21.1%	(410) bps	25.2%	22.1%	(320) bps	25.3%
SG&A as a percentage of home sale revenues (c)	11.0%	(360) bps	14.6%	12.7%	(310) bps	15.8%
Closings (units)	5,044	6%	4,772	9,269	6%	8,717
Average selling price	$390	6%	$367	$383	6%	$361
Net new orders (e):
Units	6,395	12%	5,697	12,521	10%	11,349
Dollars	$2,625,091	23%	$2,142,024	$5,071,230	19%	$4,255,995
Cancellation rate	13%		14%	12%		14%
Active communities at June 30				803	15%	700
Backlog at June 30:
Units				10,674	10%	9,679
Dollars				$4,461,680	19%	$3,749,299

(a)
Includes the amortization of capitalized interest, land inventory impairments of $31.5 million (See Note 2), and a warranty charge of $12.1 million related to a closed-out community (see Note 8) for the three and six months ended June 30, 2017.

(b)	Includes net realizable value adjustments on land held for sale of $81.0 million and $82.9 million for the three and six months ended June 30, 2017, respectively (see Note 2).

(c)
Includes an insurance reserve reversal of $19.8 million for the three and six months ended June 30, 2017 and a write-off of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8).

(d)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the three and six months ended June 30, 2017 (see Note 2).

(e)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2017 were higher than the prior year by $213.8 million and $404.9 million, respectively. For the three months ended June 30, 2017, the 12% increase was attributable to a 6% increase in average selling price and a 6% increase in closings. For the six months ended June 30, 2017, the increase was attributable to a 6% increase in average selling price and 6% increase in closings. The increase in closings reflects the significant investments we have made and the resulting increase in our new communities. The higher average selling price reflects an ongoing shift toward move-up buyers for both periods.

Home sale gross margins

Home sale gross margins were 21.1% and 22.1% for the three and six months ended June 30, 2017, respectively compared to 25.2% and 25.3% for the three and six months ended June 30, 2016, respectively. Gross margins for the three and six months ended June 30, 2017 include the aforementioned land inventory impairments totaling $31.5 million, or 160 bps and 90 bps, respectively (see Note 2). Gross margin for the three and six months ended June 30, 2017, also includes a warranty charge of $12.1 million, or 60 bps and 30 bps, respectively, related to a closed-out community in Florida (see Note 8). Excluding these charges, gross margins in 2017 remain strong relative to historical levels but are lower compared to 2016 due to a combination of factors, including shifts in community mix and higher house construction and land costs.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed losses of $79.7 million and $81.3 million for the three and six months ended June 30, 2017, respectively, compared to a gain of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively. The losses in 2017 resulted from the aforementioned net realizable value charges of $81.0 million and $82.9 million for the three and six months ended June 30, 2017, respectively (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 11.0% and 12.7% for the three and six months ended June 30, 2017, respectively compared with 14.6% and 15.8% for the three and six months ended June 30, 2016, respectively. The gross dollar amount of our SG&A decreased $40.1 million, or 16%, for the three months ended June 30, 2017 compared to June 30, 2016, and decreased $46.1 million, or 9.2%, for the six months ended June 30, 2017 compared to June 30, 2016. SG&A includes the aforementioned insurance reserve reversal of $19.8 million for the three and six months ended June 30, 2017, and write-off of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8). The offsetting impact of these insurance items did not materially impact SG&A for the six months ended June 30, 2017.

The overall decrease in SG&A is primarily attributable to cost efficiencies realized in late 2016 that continued into 2017. Additionally, SG&A for the six months ended June 30, 2016 reflects the impact of transaction and integration costs associated with the assets acquired from Wieland (see Note 1).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$5,063	$7,414	$6,718	$10,454
Lease exit and related costs	76	7,311	405	5,946
Amortization of intangible assets	3,450	3,450	6,900	6,900
Interest income	(599)	(849)	(1,432)	(1,772)
Interest expense	134	186	271	360
Equity in loss (earnings) of unconsolidated entities (a)	5,763	(3,829)	4,569	(4,004)
Miscellaneous, net	2,338	(642)	2,919	1,083
Total other expense, net	$16,225	$13,041	$20,350	$18,967

(a)	Includes an $8.0 million impairment of a joint venture investment in the three and six months ended June 30, 2017 (see Note 2).

Net new orders

Net new order units increased 12% for the three months ended June 30, 2017, compared with the three months ended June 30, 2016. For the six months ended June 30, 2017, net new order units increased by 10% over the same period in 2016. These increases in net new orders resulted from a higher number of active communities in both periods. Net new orders in dollars increased by 23% and 19% for the three and six months ended June 30, 2017, respectively compared to the same periods in 2016 due to the growth in units combined with a higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 13% and 12% for the three and six months ended June 30, 2017, respectively compared to 14% for the same periods in 2016. Ending backlog, which represents orders for homes that have not yet closed, increased 10% in units at June 30, 2017 compared with June 30, 2016 as a result of the higher net new order volume and 19% in dollars due to the unit increase and a higher average selling price.

Homes in production

The following is a summary of our homes in production at June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
Sold	7,360	6,673
Unsold
Under construction	1,741	1,459
Completed	487	555
	2,228	2,014
Models	1,116	1,084
Total	10,704	9,771

The number of homes in production at June 30, 2017 was 10% higher than at June 30, 2016 due primarily to the higher net new order volume and backlog. As part of our inventory management strategies, we will continue to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,232	5,368	10,600	6,296	4,019	10,315
Southeast	15,669	8,518	24,187	16,050	8,232	24,282
Florida	18,481	8,784	27,265	22,164	8,470	30,634
Midwest	11,375	6,524	17,899	11,800	8,639	20,439
Texas	12,981	8,365	21,346	13,541	9,802	23,343
West	25,977	4,959	30,936	29,428	4,817	34,245
Total	89,715	42,518	132,233	99,279	43,979	143,258

Developed (%)	37%	21%	32%	31%	19%	28%

Of our controlled lots, 89,715 and 99,279 were owned and 42,518 and 43,979 were controlled under land option agreements at June 30, 2017 and December 31, 2016, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $1.9 billion at June 30, 2017. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $200.0 million, of which $10.8 million is refundable at June 30, 2017.

Homebuilding Segment Operations

As of June 30, 2017, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Home sale revenues:
Northeast	$148,272	(3)%	$152,482	$256,804	(5)%	$271,136
Southeast	378,857	(2)%	386,626	706,443	4%	680,050
Florida	359,946	28%	280,678	674,028	22%	550,379
Midwest	357,847	25%	286,231	602,259	27%	475,378
Texas	288,519	13%	254,785	522,785	12%	467,477
West	432,200	11%	391,080	788,744	12%	701,705
	$1,965,641	12%	$1,751,882	$3,551,063	13%	$3,146,125
Income (loss) before income taxes (a):
Northeast	$(38,249)	(299)%	$19,238	$(33,849)	(217)%	$28,828
Southeast	40,274	(1)%	40,758	72,640	20%	60,528
Florida (b)	36,110	(19)%	44,353	80,633	(5)%	84,655
Midwest	37,573	43%	26,253	55,827	75%	31,873
Texas	46,522	28%	36,223	79,318	23%	64,740
West	(1,850)	(104)%	41,829	32,234	(57)%	75,336
Other homebuilding (c)	(16,781)	54%	(36,108)	(57,441)	12%	(64,981)
	$103,599	(40)%	$172,546	$229,362	(18)%	$280,979
Closings (units):
Northeast	296	(5)%	310	528	(8)%	572
Southeast	949	(7)%	1,025	1,785	(4)%	1,851
Florida	910	19%	767	1,742	15%	1,512
Midwest	907	15%	786	1,575	18%	1,338
Texas	1,042	13%	923	1,882	11%	1,698
West	940	(2)%	961	1,757	1%	1,746
	5,044	6%	4,772	9,269	6%	8,717
Average selling price:
Northeast	$501	2%	$492	$486	3%	$474
Southeast	399	6%	377	396	8%	367
Florida	396	8%	366	387	6%	364
Midwest	395	8%	364	382	8%	355
Texas	277	—%	276	278	1%	275
West	460	13%	407	449	12%	402
	$390	6%	$367	$383	6%	$361

(a)	Includes land-related charges of $125.6 million and $129.1 million for the three and six months ended June 30, 2017 (See Note 2).

(b)	Includes a warranty charge of $12.1 million for the three and six months ended June 30, 2017 related to a closed-out community (see Note 8).

(c)
Other homebuilding includes an insurance reserve reversal of $19.8 million for the three and six months ended June 30, 2017, amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Net new orders - units:
Northeast	376	7%	352	787	8%	730
Southeast	1,193	17%	1,016	2,270	10%	2,068
Florida	1,090	8%	1,011	2,130	10%	1,934
Midwest	1,089	3%	1,059	2,251	10%	2,053
Texas	1,189	15%	1,036	2,400	11%	2,157
West	1,458	19%	1,223	2,683	11%	2,407
	6,395	12%	5,697	12,521	10%	11,349
Net new orders - dollars:
Northeast	$201,355	15%	$175,454	$410,491	13%	$362,730
Southeast	475,692	23%	387,650	900,594	15%	783,978
Florida	417,249	10%	380,573	810,461	13%	719,258
Midwest	418,136	10%	381,611	881,461	19%	743,752
Texas	350,398	22%	287,055	695,901	17%	593,633
West	762,261	44%	529,681	1,372,322	30%	1,052,644
	$2,625,091	23%	$2,142,024	$5,071,230	19%	$4,255,995
Cancellation rates:
Northeast	10%		11%	10%		10%
Southeast	11%		14%	11%		13%
Florida	13%		11%	12%		11%
Midwest	11%		11%	10%		11%
Texas	15%		17%	15%		16%
West	14%		19%	14%		16%
	13%		14%	12%		14%
Unit backlog:
Northeast				646	7%	602
Southeast				1,856	11%	1,679
Florida				1,806	6%	1,696
Midwest				1,983	10%	1,804
Texas				1,930	7%	1,804
West				2,453	17%	2,094
				10,674	10%	9,679
Backlog dollars:
Northeast				$343,282	13%	$303,127
Southeast				777,911	13%	690,357
Florida				692,660	5%	659,161
Midwest				780,280	20%	650,735
Texas				575,607	15%	501,816
West				1,291,940	37%	944,103
				$4,461,680	19%	$3,749,299

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Land-related charges*:
Northeast	$49,820	$68	$49,918	$526
Southeast	491	534	958	1,856
Florida	8,602	280	8,754	529
Midwest	7,567	398	8,095	851
Texas	589	44	847	151
West	54,409	6,290	56,441	6,609
Other homebuilding	4,095	—	4,095	—
	$125,573	$7,614	$129,108	$10,522

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue (Note 2). Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the second quarter of 2017, Northeast home sale revenues decreased 3% compared with the prior year period due to a 5% decrease in closings partially offset by a 2% increase in the average selling price. The lower revenues occurred primarily in the Mid-Atlantic and resulted from the timing of opening new communities. Income before income taxes decreased primarily as a result of lower revenues and land-related charges recognized. Net new orders increased 7%, primarily in the Northeast Corridor and New England.

For the six months ended June 30, 2017, Northeast home sale revenues decreased 5% compared with the prior year period due to an 8% decrease in closings, partially offset by a 3% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and the Mid-Atlantic, and the increase in average selling price occurred primarily in the Northeast Corridor. The decreased income before income taxes resulted from lower revenues and gross margins due to the land-related charges recognized. Net new orders increased 8%, primarily in the Northeast Corridor and New England.

Southeast

For the second quarter of 2017, Southeast home sale revenues decreased 2% compared with the prior year period due to a 7% decrease in closings partially offset by a 6% increase in the average selling price. Income before income taxes decreased slightly as the result of the lower revenues partially offset by lower overhead costs in the current period, as the Southeast was impacted in 2016 by costs associated with the Wieland acquisition (see Note 1). Net new orders increased 17%, primarily in Georgia and Raleigh.

For the six months ended June 30, 2017, Southeast home sale revenues increased 4% compared with the prior year as the result of an 8% increase in average selling price partially offset by a 4% decrease in closings. The decrease in closings occurred across all markets except for Georgia, while the increase in average selling price occurred primarily in Raleigh and Charlotte. Income before income taxes increased 20% as a result of transaction and integration costs associated with the assets acquired from Wieland in 2016 (see Note 1). Net new orders increased 10%, primarily in Georgia and Tennessee.

Florida

For the second quarter of 2017, Florida home sale revenues increased 28% compared with the prior year period due to a 19% increase in closings combined with an 8% increase in the average selling price. The increase in closings occurred in all divisions except West Florida, and the increase in average selling price was broad-based. Income before income taxes decreased primarily due to the land charges and warranty adjustment recognized during the quarter (see Note 2 and Note 8). Net new orders increased 8%, reflecting improved order levels across all divisions.

For the six months ended June 30, 2017, Florida home sale revenues increased 22% compared with the prior year period due to a 6% increase in the average selling price combined with a 15% increase in closings. Income before income taxes decreased primarily due to the land charges and warranty adjustment recognized (see Note 2 and Note 8). Net new orders increased 10% and are concentrated in North Florida and Southwest Florida.

Midwest

For the second quarter of 2017, Midwest home sale revenues increased 25% compared with the prior year period due to an 8% increase in average selling price combined with a 15% increase in closings. The higher revenues were broad-based. The increased revenues led to an increase in income before income taxes. Net new orders increased primarily in Minnesota, Indianapolis-Louisville and Michigan.

For the six months ended June 30, 2017, Midwest home sale revenues increased 27% compared with the prior year period due to an 8% increase in average selling price combined with an 18% increase in closings. The higher revenues occurred across all divisions. Net new orders increased across all divisions.

Texas

For the second quarter of 2017, Texas home sale revenues increased 13% compared with the prior year period due to a 13% increase in closings while average selling price remained constant. All divisions experienced higher revenues. The increased revenues led to an increase in income before income taxes. Net new orders increased overall by 15% due to higher order levels across all markets.

For the six months ended June 30, 2017, Texas home sale revenues increased 12% compared with the prior year period due to an 11% increase in closings combined with a 1% increase in the average selling price. The increase in average selling price increased across all divisions except for Dallas, while the increase in closings was broad-based. The higher revenues and higher closings led to an increase in income before income taxes. Net new orders increased 11% and occurred across all divisions.

West

For the second quarter of 2017, West home sale revenues increased 11% compared with the prior year period resulting from a 13% increase in average selling price partially offset by a 2% decrease in closings. The increased average selling price occurred across all divisions with the exception of the Pacific Northwest, whereas the decreased closings occurred mainly in Southern California and the Pacific Northwest due to the timing of new community openings. Income before income taxes decreased across all divisions with the exception of the Las Vegas division, and primarily due to the land-related charges recognized during the quarter (see Note 2), partially offset by higher revenues and lower overheads. Net new orders showed a 19% overall increase.

For the six months ended June 30, 2017, West home sale revenues increased 12% compared with the prior year period due to a 12% increase in average selling price and a 1% increase in closings. The higher average selling price occurred across all divisions with the exception of the Pacific Northwest. Income before income taxes decreased as a result of the land-related charges recognized during the period (see Note 2), partially offset by higher revenues and lower overhead costs. Net new orders increased 11% and occurred across all divisions. This increase was partially due to the increase in active communities.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Mortgage operations revenues	$35,971	7%	$33,526	$68,672	11%	$61,842
Title services revenues	11,304	18%	9,556	20,370	19%	17,088
Total Financial Services revenues	47,275	10%	43,082	89,042	13%	78,930
Expenses	(28,478)	9%	(26,180)	(56,846)	9%	(52,298)
Other income, net	151	100%	132	255	100%	1
Income before income taxes	$18,948	11%	$17,034	$32,451	21%	$26,814
Total originations:
Loans	3,330	5%	3,158	6,203	9%	5,706
Principal	$969,691	12%	$868,671	$1,776,043	16%	$1,535,317

	Six Months Ended
	June 30,
	2017	2016
Supplemental data:
Capture rate	79.5%	80.8%
Average FICO score	749	750
Loan application backlog	$2,545,209	$1,986,093
Funded origination breakdown:
FHA	10%	10%
VA	13%	12%
USDA	1%	1%
Other agency	69%	70%
Total agency	93%	93%
Non-agency	7%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2017 increased 10% and 13%, respectively, compared to the same periods in 2016. These changes primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size.

Income before income taxes

Income before income taxes for the three and six months ended June 30, 2017 increased 11% and 21%, respectively, compared to the prior year period. This increase resulted primarily from the increase in revenues combined with better expense leverage.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2017 was 17.8% and 26.6%, respectively, compared to 37.9% and 34.7%, respectively, for the same periods in 2016. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings and the favorable resolution of certain state income tax matters. Our effective tax rates for the three and six months ended June 30, 2017 are lower than for the prior year periods primarily as the result of tax law changes and the favorable resolution of certain state income tax matters.

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

At June 30, 2017, we had unrestricted cash and equivalents of $208.2 million, restricted cash balances of $31.7 million, and $516.0 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt and limited recourse notes payable, was 41.2% at June 30, 2017.

Senior unsecured notes

In February 2016, we issued $1.0 billion of senior unsecured notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million.  The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at June 30, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined.  We had no borrowings outstanding and $234.0 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at June 30, 2017 and December 31, 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $29.6 million at June 30, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 5.00%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement (the “Repurchase Agreement”) with third party lenders that expires in August 2017. The maximum aggregate commitment was $200.0 million at June 30, 2017 and was effective through July 13, 2017 after which it decreased to $175.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $153.7 million and $331.6 million outstanding under the Repurchase Agreement at June 30, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the six months ended June 30, 2017, we declared cash dividends totaling $56.9 million and repurchased 17.5 million shares under our repurchase authorization totaling $399.9 million. In July 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization. At June 30, 2017, we had remaining authorization to repurchase $604.9 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2017 was $176.3 million, compared with net cash used in operating activities of $320.1 million for the six months ended June 30, 2016. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2017 was primarily due to our pretax income of $261.8 million supplemented by $129.1 million in non-cash land-related charges and a seasonal reduction of $172.9 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $486.4 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support the higher backlog.

Our negative cash flow from operations for the six months ended June 30, 2016 was primarily due to a net increase in inventories of $810.4 million resulting from increased land investment, partially offset by our pretax income of $307.8 million and a seasonal reduction of $78.5 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the six months ended June 30, 2017 was $31.6 million, compared with net cash used by investing activities of $459.4 million for the six months ended June 30, 2016. The cash used in investing activities for the six months ended June 30, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash used in financing activities for the six months ended June 30, 2017 totaled $628.1 million, compared with net cash provided by financing activities of $259.7 million for the six months ended June 30, 2016. The net cash used in financing activities for the six months ended June 30, 2017 resulted primarily from the repurchase of 17.5 million common shares for $399.9 million under our repurchase authorization, payment of $58.2 million in cash dividends, and net repayments of $177.9 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash provided by financing activities for the six months ended June 30, 2016 resulted primarily from the proceeds of the senior unsecured notes issuance for $986.1 million offset by net repayments of $78.3 million under the Repurchase Agreement, the repurchase of 5.6 million common shares for $97.7 million under our repurchase authorization, and payment of $63.0 million in cash dividends.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2017, we had outstanding letters of credit totaling $234.0 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at June 30, 2017, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2017, these agreements had an aggregate remaining purchase price of $1.9 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At June 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $55.8 million, of which our proportionate share was $27.0 million. Of this amount, we provided limited recourse guaranties for $26.3 million at June 30, 2017.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2017 ($000’s omitted):

	As of June 30, 2017 for the Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$132,328	$1,418	$9,333	$9,539	$700,000	$2,300,000	$3,152,618	$3,317,622
Average interest rate	7.23%	1.08%	3.67%	3.98%	4.25%	5.90%	5.57%

Variable rate debt (a)	$153,703	$—	$—	$—	$—	$—	$153,703	$153,703
Average interest rate	3.43%	—%	—%	—%	—%	—%	—%

(a) Includes the Pulte Mortgage Repurchase Agreement. Does not include our Revolving Credit Facility, under which there were no borrowings outstanding at either June 30, 2017 or December 31, 2016.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” "should", “will” and similar expressions identify forward-looking statements, including statements related to the impairment charge with respect to certain land parcels and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2017 to April 30, 2017	1,156,553	$23.52	1,156,518	$877,860	(2)
May 1, 2017 to May 31, 2017	4,199,358	$22.79	4,180,665	$781,847	(2)
June 1, 2017 to June 30, 2017	7,465,187	$23.70	7,465,187	$604,885	(2)
Total	12,821,098	$23.39	12,802,370

(1)
During the second quarter of 2017, participants surrendered 18,728 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $1.0 billion in July 2016. During the six months ended June 30, 2017, we repurchased 17.5 million shares for a total of $399.9 million. The share repurchase authorization has $604.9 million remaining as of June 30, 2017. There is no expiration date for this program.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 5, 2017)

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

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 25, 2017