Form 10-Q
period 2017-09-30
PULTEGROUP INC/MI/
filed 2017-10-24
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
YES [ ]  NO  [X]

Number of common shares outstanding as of October 19, 2017: 293,967,648 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$158,237	$698,882
Restricted cash	38,860	24,366
Total cash, cash equivalents, and restricted cash	197,097	723,248
House and land inventory	7,370,152	6,770,655
Land held for sale	96,149	31,728
Residential mortgage loans available-for-sale	364,734	539,496
Investments in unconsolidated entities	61,497	51,447
Other assets	797,439	857,426
Intangible assets	144,442	154,792
Deferred tax assets, net	939,759	1,049,408
	$9,971,269	$10,178,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$441,481	$405,455
Customer deposits	306,641	187,891
Accrued and other liabilities	1,439,254	1,483,854
Financial Services debt	245,824	331,621
Revolving credit facility	83,000	—
Senior notes	3,109,984	3,110,016
	5,626,184	5,518,837
Shareholders' equity	4,345,085	4,659,363
	$9,971,269	$10,178,200

Note: The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Homebuilding
Home sale revenues	$2,055,891	$1,881,718	$5,606,953	$5,027,843
Land sale revenues	27,176	13,167	36,746	20,604
	2,083,067	1,894,885	5,643,699	5,048,447
Financial Services	46,952	48,020	135,995	126,950
Total revenues	2,130,019	1,942,905	5,779,694	5,175,397

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,564,605)	(1,417,705)	(4,332,221)	(3,766,302)
Land sale cost of revenues	(25,123)	(11,428)	(115,950)	(17,859)
	(1,589,728)	(1,429,133)	(4,448,171)	(3,784,161)

Financial Services expenses	(29,304)	(26,906)	(86,150)	(79,204)
Selling, general, and administrative expenses	(237,495)	(250,914)	(689,974)	(749,502)
Other expense, net	(5,243)	(23,617)	(25,337)	(42,402)
Income before income taxes	268,249	212,335	530,062	520,128
Income tax expense	(90,710)	(83,865)	(160,255)	(190,598)
Net income	$177,539	$128,470	$369,807	$329,530

Per share:
Basic earnings	$0.59	$0.37	$1.18	$0.95
Diluted earnings	$0.58	$0.37	$1.18	$0.94
Cash dividends declared	$0.09	$0.09	$0.27	$0.27

Number of shares used in calculation:
Basic	298,538	340,171	309,453	344,383
Effect of dilutive securities	1,690	2,250	1,861	2,557
Diluted	300,228	342,421	311,314	346,940

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$177,539	$128,470	$369,807	$329,530

Other comprehensive income, net of tax:
Change in value of derivatives	20	20	61	61
Other comprehensive income	20	20	61	61

Comprehensive income	$177,559	$128,490	$369,868	$329,591

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,643	18,237
Stock option exercises	1,954	20	22,745	—	—	22,765
Share issuances, net of cancellations	741	10	3,555	—	—	3,565
Dividends declared	—	—	—	—	(83,685)	(83,685)
Share repurchases	(27,849)	(281)	—	—	(665,531)	(665,812)
Share-based compensation	—	—	20,784	—	—	20,784
Net income	—	—	—	—	369,807	369,807
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, September 30, 2017	293,936	$2,940	$3,163,168	$(465)	$1,179,442	$4,345,085

Shareholders' Equity, January 1, 2016	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	498	5	5,840	—	—	5,845
Share issuances, net of cancellations	523	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(93,127)	(93,127)
Share repurchases	(17,856)	(177)	—	—	(350,669)	(350,846)
Share-based compensation	—	—	12,976	—	—	12,976
Excess tax benefits (deficiencies) from share-based awards	—	—	(588)	—	—	(588)
Net income	—	—	—	—	329,530	329,530
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, September 30, 2016	332,314	$3,324	$3,120,881	$(548)	$1,548,375	$4,672,032

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$369,807	$329,530
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	127,856	198,974
Land-related charges	131,254	13,185
Depreciation and amortization	38,689	40,218
Share-based compensation expense	26,505	19,813
Other, net	(1,438)	4,493
Increase (decrease) in cash due to:
Inventories	(758,006)	(1,100,173)
Residential mortgage loans available-for-sale	173,148	92,649
Other assets	22,120	11,502
Accounts payable, accrued and other liabilities	122,544	83,303
Net cash provided by (used in) operating activities	252,479	(306,506)
Cash flows from investing activities:
Capital expenditures	(23,548)	(30,551)
Investment in unconsolidated subsidiaries	(22,007)	(14,049)
Cash used for business acquisition	—	(430,458)
Other investing activities, net	5,788	5,473
Net cash used in investing activities	(39,767)	(469,585)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,995,961
Repayments of debt	(7,001)	(985,734)
Borrowings under revolving credit facility	971,000	619,000
Repayments under revolving credit facility	(888,000)	(619,000)
Financial Services borrowings (repayments)	(85,797)	(109,083)
Stock option exercises	22,765	5,845
Share repurchases	(665,812)	(350,846)
Dividends paid	(86,018)	(94,298)
Net cash provided by (used in) financing activities	(738,863)	461,845
Net increase (decrease)	(526,151)	(314,246)
Cash, cash equivalents, and restricted cash at beginning of period	723,248	775,435
Cash, cash equivalents, and restricted cash at end of period	$197,097	$461,189

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$11,516	$(11,324)
Income taxes paid (refunded), net	$17,206	$(74)

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$2,680	$2,541	$9,397	$12,996
Lease exit and related costs (a)	219	4,644	624	10,589
Amortization of intangible assets	3,450	3,450	10,350	10,350
Interest income	(485)	(887)	(1,917)	(2,659)
Interest expense	101	165	371	526
Equity in loss (earnings) of unconsolidated entities (b)	(415)	(485)	4,154	(4,489)
Miscellaneous, net (c)	(307)	14,189	2,358	15,089
Total other expense, net	$5,243	$23,617	$25,337	$42,402

(a)
Lease exit and related costs for the three and nine months ended September 30, 2016, resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the nine months ended September 30, 2017 (see Note 2).

(c)	Miscellaneous, net includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016 (see Note 8).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Our diluted earnings per share calculation excluded potentially dilutive instruments, including stock options and unvested restricted share units, totaling 0.1 million for both the three and nine months ended September 30, 2017, and 2.3 million for both the three and nine months ended September 30, 2016.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$177,539	$128,470	$369,807	$329,530
Less: earnings distributed to participating securities	(294)	(269)	(899)	(836)
Less: undistributed earnings allocated to participating securities	(1,645)	(870)	(2,837)	(1,764)
Numerator for basic earnings per share	$175,600	$127,331	$366,071	$326,930
Add back: undistributed earnings allocated to participating securities	1,645	870	2,837	1,764
Less: undistributed earnings reallocated to participating securities	(1,636)	(865)	(2,820)	(1,751)
Numerator for diluted earnings per share	$175,609	$127,336	$366,088	$326,943

Denominator:
Basic shares outstanding	298,538	340,171	309,453	344,383
Effect of dilutive securities	1,690	2,250	1,861	2,557
Diluted shares outstanding	300,228	342,421	311,314	346,940

Earnings per share:
Basic	$0.59	$0.37	$1.18	$0.95
Diluted	$0.58	$0.37	$1.18	$0.94

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2017 and December 31, 2016, residential mortgage loans available-for-sale had an aggregate fair value of $364.7 million and $539.5 million, respectively, and an aggregate outstanding principal balance of $352.7 million and $529.7 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.7 million and $(1.0) million for the three months ended September 30, 2017 and 2016, respectively, and $(3.4) million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $27.1 million and $30.1 million for the three months ended September 30, 2017 and 2016, respectively, and $80.1 million and $77.4 million for the nine months ended September 30, 2017 and 2016, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2017 and December 31, 2016, we had aggregate IRLCs of $346.6 million and $273.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2017 and December 31, 2016, we had unexpired forward contracts of $532.0 million and $610.0 million, respectively, and whole loan investor

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments of $137.8 million and $157.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	September 30, 2017		December 31, 2016
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$10,434	$400	$9,194	$501
Forward contracts	1,124	607	8,085	1,004
Whole loan commitments	237	826	1,135	863
	$11,795	$1,833	$18,414	$2,368

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

We have been actively engaged in discussions with the FASB and within our industry and continue to assess all potential effects of adopting the standard. We do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard. We also do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements. However, we continue to evaluate the impact of the revised disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 is effective for us for annual and interim periods beginning January 1, 2019, and early adoption is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While the recognition of right-of-use assets and related liabilities will have a material effect on our consolidated balance sheets, we do not expect a material impact on our consolidated statement of operations. We continue to evaluate the full impact of the new standard, including the impact on our business processes, systems, and internal controls.

We adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") effective January 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, we applied the modified retrospective approach and recorded a cumulative-effect adjustment that increased our retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million, respectively, as a result of previously unrecognized excess tax benefits (see Note 6). Additionally, the impact of recognizing excess tax benefits and deficiencies in the income statement resulted in a $5.4 million reduction in our income tax expense for the nine months ended September 30, 2017. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted. We do not expect ASU 2017-04 to have a material impact on our financial statements.

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2017	December 31, 2016
Homes under construction	$2,737,849	$1,921,259
Land under development	4,066,748	4,072,109
Raw land	565,555	777,287
	$7,370,152	$6,770,655

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest in inventory, beginning of period	$212,850	$167,488	$186,097	$149,498
Interest capitalized	46,077	42,030	135,949	115,545
Interest expensed	(36,381)	(32,857)	(99,500)	(88,382)
Interest in inventory, end of period	$222,546	$176,661	$222,546	$176,661

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2017 or December 31, 2016 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

The following provides a summary of our interests in land option agreements as of September 30, 2017 and December 31, 2016 ($000’s omitted):

	September 30, 2017		December 31, 2016
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$73,652	$792,407	$68,527	$849,901
Other land options	128,168	1,475,258	126,909	1,252,662
	$201,820	$2,267,665	$195,436	$2,102,563

Land-related charges

We test inventory for impairment when events and circumstances indicate that the cash flows estimated to be generated by the community are less than its carrying amount. On May 3, 2017, we committed to a plan to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. We determined that we would sell certain currently inactive land parcels, representing approximately 4,600 lots, and work is underway to monetize two small communities representing an additional 400 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. Actions required to complete the planned sales have been initiated, but the timing of completing the dispositions is unknown. We will seek to redeploy the proceeds and related tax benefits from these dispositions into higher returning projects.

As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded land-related charges totaling $120.0 million related to inventory with a pre-impairment carrying value of $161.9 million in the nine months ended September 30, 2017. As a result of this review, we also recorded $5.1 million of write-offs of deposits and pre-acquisition costs related to land option contracts we no longer plan to pursue in the nine months ended September 30, 2017.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In total, we recorded the following overall land-related charges ($000's omitted):

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	September 30,		September 30,
		2017	2016	2017	2016
Land inventory impairments	Home sale cost of revenues	$—	$—	$31,487	$—
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	(534)	121	82,353	189
Impairments of unconsolidated entities	Other expense, net	—	—	8,017	—
Write-offs of deposits and pre-acquisition costs	Other expense, net	2,680	2,541	9,397	12,996
Total land-related charges		$2,146	$2,662	$131,254	$13,185
The estimated fair values of these land parcels were based on sales contracts or letters of intent, comparisons to market comparable transactions, estimated future net cash flows discounted for inherent risk associated with each underlying asset, or similar information. The estimated cash flows for certain parcels incorporate estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the valuations are specific to each community tested for impairment and typically do not assume improvements in market conditions in the near term. In certain instances, the determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams and ranged from 18% to 25%. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of these communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Northeast	$168,352	$155,226	$425,206	$426,397
Southeast	393,788	375,148	1,103,509	1,057,249
Florida	337,933	307,588	1,015,456	860,869
Midwest	405,827	342,709	1,008,086	819,250
Texas	269,781	261,693	792,565	730,456
West	507,386	452,521	1,298,877	1,154,226
	2,083,067	1,894,885	5,643,699	5,048,447
Financial Services	46,952	48,020	135,995	126,950
Consolidated revenues	$2,130,019	$1,942,905	$5,779,694	$5,175,397

Income before income taxes (a):
Northeast (b)	$21,046	$6,056	$(12,803)	$34,884
Southeast	45,109	36,370	117,749	96,898
Florida (c)	52,191	45,891	132,824	130,546
Midwest	59,636	36,792	115,463	68,665
Texas	42,727	38,878	122,045	103,618
West	75,753	55,347	107,987	130,683
Other homebuilding (d)	(45,999)	(28,271)	(103,441)	(93,252)
	250,463	191,063	479,824	472,042
Financial Services	17,786	21,272	50,238	48,086
Consolidated income before income taxes	$268,249	$212,335	$530,062	$520,128

(a)	Includes land-related charges of $2.1 million and $131.3 million for the three and nine months ended September 30, 2017, respectively (see Land-related charges in following table).

(b)	Northeast includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016 (see Note 8).

(c)	Florida includes a warranty charge of $12.3 million for the nine months ended September 30, 2017 related to a closed-out community (see Note 8).

(d)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively, and an insurance reserve reversal of $19.8 million in the nine months ended September 30, 2017 (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Land-related charges*:
Northeast	$1,184	$464	$51,102	$990
Southeast	889	396	1,847	2,252
Florida	109	68	8,862	597
Midwest	(393)	391	7,703	1,242
Texas	51	245	898	397
West	306	1,098	56,747	7,707
Other homebuilding	—	—	4,095	—
	$2,146	$2,662	$131,254	$13,185

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$291,366	$308,675	$79,375	$679,416	$844,507
Southeast	452,249	629,864	132,558	1,214,671	1,345,121
Florida	402,228	864,682	81,058	1,347,968	1,494,185
Midwest	361,074	476,700	29,261	867,035	929,743
Texas	310,360	407,531	90,497	808,388	891,686
West	872,477	1,115,706	131,703	2,119,886	2,326,631
Other homebuilding (a)	48,095	263,590	21,103	332,788	1,703,680
	2,737,849	4,066,748	565,555	7,370,152	9,535,553
Financial Services	—	—	—	—	435,716
	$2,737,849	$4,066,748	$565,555	$7,370,152	$9,971,269

	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (a)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Debt

Senior notes

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2017	December 31, 2016
7.625% unsecured senior notes due October 2017 (a)	$123,000	$123,000
4.250% unsecured senior notes due March 2021 (b)	700,000	700,000
5.500% unsecured senior notes due March 2026 (b)	700,000	700,000
5.000% unsecured senior notes due January 2027 (b)	600,000	600,000
7.875% unsecured senior notes due June 2032 (b)	300,000	300,000
6.375% unsecured senior notes due May 2033 (b)	400,000	400,000
6.000% unsecured senior notes due February 2035 (b)	300,000	300,000
Net premiums, discounts, and issuance costs (c)	(13,016)	(12,984)
Total senior notes	$3,109,984	$3,110,016
Estimated fair value	$3,356,459	$3,112,297

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In February 2016, we issued $1.0 billion of unsecured senior notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. In July 2016, we issued an additional $1.0 billion of unsecured notes, consisting of an additional $400 million of the 4.25% senior notes due March 1, 2021, and $600 million of 5.00% senior notes due January 15, 2027. During October 2017, we settled the 7.625% notes on their due date.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On October 13, 2017, we exercised the accordion feature to increase the maximum borrowing capacity to $1.0 billion. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at September 30, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined in the Revolving Credit Facility. At September 30, 2017, we had $83.0 million of borrowings outstanding and $244.7 million of letters of credit issued under the Revolving Credit Facility, respectively. At December 31, 2016, we had no borrowings outstanding and $219.1 million of letters of credit issued under the Revolving Credit Facility, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2017, we had $422.3 million available under the facility and were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $24.8 million at September 30, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are generally collateralized by the land positions to which they relate, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 8.25%.

Joint venture debt

At September 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $55.8 million of which $52.5 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2017, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the effective date to August 2018. The maximum aggregate commitment is $300.0 million at September 30, 2017, which increases to $475.0 million during the seasonally high borrowing period from December 26, 2017 through January 11, 2018. At all other times, the maximum aggregate commitment ranges from $250.0 million to $400.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $245.8 million and $331.6 million outstanding under the Repurchase Agreement at September 30, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the nine months ended September 30, 2017, we declared cash dividends totaling $83.7 million and repurchased 27.8 million shares under our repurchase authorization for $659.8 million. For the nine months ended September 30, 2016, we declared cash dividends totaling $93.1 million and repurchased 17.7 million shares under our repurchase authorization for $347.7 million. At September 30, 2017, we had remaining authorization to repurchase $345.0 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2017 and 2016, participants surrendered shares valued at $6.0 million and $3.2 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was 33.8% and 30.2%, respectively, compared to 39.5% and 36.6%, respectively, for the same periods in 2016. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. Our effective tax rates for the three and nine months ended September 30, 2017 are lower than for the prior year periods primarily as the result of tax law changes and the domestic production activities deduction.

At September 30, 2017 and December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $0.9 billion and $1.0 billion, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At September 30, 2017 and December 31, 2016, we had $12.1 million and $21.5 million, respectively, of gross unrecognized tax benefits and $2.2 million and $12.2 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $8.7 million, excluding interest and penalties, primarily due to potential audit settlements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2017	December 31, 2016

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$364,734	$539,496
Interest rate lock commitments	Level 2	10,034	8,693
Forward contracts	Level 2	517	7,081
Whole loan commitments	Level 2	(589)	272

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$8,920
Land held for sale	Level 2	—	1,670

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$197,097	$723,248
Financial Services debt	Level 2	245,824	331,621
Revolving credit facility	Level 2	83,000	—
Senior notes	Level 2	3,356,459	3,112,297

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

The carrying amounts of cash and equivalents, Financial Services debt, and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.1 billion at both September 30, 2017 and December 31, 2016.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Liabilities, beginning of period	$34,934	$35,945	$35,114	$46,381
Reserves provided (released), net	(39)	(138)	(44)	629
Payments	(152)	(264)	(327)	(11,467)
Liabilities, end of period	$34,743	$35,543	$34,743	$35,543

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $244.7 million and $1.2 billion, respectively, at September 30, 2017 and $219.1 million and $1.1 billion, respectively, at December 31, 2016. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. During the three months ended September 30, 2016, we settled a contract dispute related to a land transaction that we terminated approximately ten years prior in response to a collapse in housing demand. As a result of the settlement, we recorded a charge of $15.0 million, which is reflected in other expense, net.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warranty liabilities, beginning of period	$73,353	$61,839	$66,134	$61,179
Reserves provided	12,286	19,221	35,374	45,744
Payments	(14,679)	(14,886)	(43,594)	(40,548)
Other adjustments (a)	265	(1,753)	13,311	(1,954)
Warranty liabilities, end of period	$71,225	$64,421	$71,225	$64,421

(a)	During the nine months ended September 30, 2017, we recognized a charge of $12.3 million related to estimated costs to complete repairs in a closed-out community in Florida.

Self-insured risks

We maintain, and require our subcontractors to maintain, general liability insurance coverage. We also maintain builders' risk, property, errors and omissions, workers' compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a significant portion of the overall risk for such claims either through policies issued by our captive insurance subsidiaries or through our own self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits.

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

Our recorded reserves for all such claims totaled $824.6 million and $831.1 million at September 30, 2017 and December 31, 2016, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 69% of the total general liability reserves at both September 30, 2017 and December 31, 2016. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$814,756	$936,711	$831,058	$924,563
Reserves provided, net	24,361	21,674	62,970	67,190
Adjustments to previously recorded reserves (a)	(511)	(1,441)	(22,304)	(1,889)
Payments, net (b)	(13,981)	(24,994)	(47,099)	(57,914)
Balance, end of period	$824,625	$931,950	$824,625	$931,950

(a)	Includes a general liability reserve reversal of $19.8 million for the nine months ended September 30, 2017, related to the resolution of one previously reported claim.

(b)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $261.1 million and $307.3 million at September 30, 2017 and December 31, 2016, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. We recorded write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively.

Additionally, we are the plaintiff in litigation with certain of our insurance carriers in regard to $77.5 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies. We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2017
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$104,487	$53,750	$—	$158,237
Restricted cash	—	37,685	1,175	—	38,860
Total cash, cash equivalents, and restricted cash	—	142,172	54,925	—	197,097
House and land inventory	—	7,270,051	100,101	—	7,370,152
Land held for sale	—	96,149	—	—	96,149
Residential mortgage loans available- for-sale	—	—	364,734	—	364,734
Investments in unconsolidated entities	119	55,720	5,658	—	61,497
Other assets	10,793	633,108	153,538	—	797,439
Intangible assets	—	144,442	—	—	144,442
Deferred tax assets, net	940,922	—	(1,163)	—	939,759
Investments in subsidiaries and intercompany accounts, net	6,713,036	130,933	7,249,758	(14,093,727)	—
	$7,664,870	$8,472,575	$7,927,551	$(14,093,727)	$9,971,269
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$126,801	$1,873,135	$187,440	$—	$2,187,376
Financial Services debt	—	—	245,824	—	245,824
Revolving credit facility	83,000	—	—	—	83,000
Senior notes	3,109,984	—	—	—	3,109,984
Total liabilities	3,319,785	1,873,135	433,264	—	5,626,184
Total shareholders’ equity	4,345,085	6,599,440	7,494,287	(14,093,727)	4,345,085
	$7,664,870	$8,472,575	$7,927,551	$(14,093,727)	$9,971,269

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,032,391	$23,500	$—	$2,055,891
Land sale revenues	—	26,907	269	—	27,176
	—	2,059,298	23,769	—	2,083,067
Financial Services	—	—	46,952	—	46,952
	—	2,059,298	70,721	—	2,130,019
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,545,712)	(18,893)	—	(1,564,605)
Land sale cost of revenues	—	(24,896)	(227)	—	(25,123)
	—	(1,570,608)	(19,120)	—	(1,589,728)
Financial Services expenses	—	(121)	(29,183)	—	(29,304)
Selling, general, and administrative expenses	—	(225,845)	(11,650)	—	(237,495)
Other expense, net	(96)	(11,623)	6,476	—	(5,243)
Intercompany interest	(756)	—	756	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(852)	251,101	18,000	—	268,249
Income tax (expense) benefit	945	(84,666)	(6,989)	—	(90,710)
Income (loss) before equity in income (loss) of subsidiaries	93	166,435	11,011	—	177,539
Equity in income (loss) of subsidiaries	177,446	18,040	114,564	(310,050)	—
Net income (loss)	177,539	184,475	125,575	(310,050)	177,539
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$177,559	$184,475	$125,575	$(310,050)	$177,559

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,871,284	$10,434	$—	$1,881,718
Land sale revenues	—	13,167	—	—	13,167
	—	1,884,451	10,434	—	1,894,885
Financial Services	—	—	48,020	—	48,020
	—	1,884,451	58,454	—	1,942,905
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,406,471)	(11,234)	—	(1,417,705)
Land sale cost of revenues	—	(11,428)	—	—	(11,428)
	—	(1,417,899)	(11,234)	—	(1,429,133)
Financial Services expenses	—	(145)	(26,761)	—	(26,906)
Selling, general, and administrative expenses	—	(244,904)	(6,010)	—	(250,914)
Other expense, net	(823)	(26,166)	3,372	—	(23,617)
Intercompany interest	(487)	(2,072)	2,559	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,310)	193,265	20,380	—	212,335
Income tax (expense) benefit	498	(76,552)	(7,811)	—	(83,865)
Income (loss) before equity in income (loss) of subsidiaries	(812)	116,713	12,569	—	128,470
Equity in income (loss) of subsidiaries	129,282	21,948	75,884	(227,114)	—
Net income (loss)	128,470	138,661	88,453	(227,114)	128,470
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$128,490	$138,661	$88,453	$(227,114)	$128,490

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,554,349	$52,604	$—	$5,606,953
Land sale revenues	—	34,171	2,575	—	36,746
	—	5,588,520	55,179	—	5,643,699
Financial Services	—	—	135,995	—	135,995
	—	5,588,520	191,174	—	5,779,694
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(4,288,754)	(43,467)	—	(4,332,221)
Land sale cost of revenues	—	(113,899)	(2,051)	—	(115,950)
	—	(4,402,653)	(45,518)	—	(4,448,171)
Financial Services expenses	—	(384)	(85,766)	—	(86,150)
Selling, general, and administrative expenses	—	(653,930)	(36,044)	—	(689,974)
Other expense, net	(354)	(46,339)	21,356	—	(25,337)
Intercompany interest	(1,634)	—	1,634	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,988)	485,214	46,836	—	530,062
Income tax (expense) benefit	1,377	(143,324)	(18,308)	—	(160,255)
Income (loss) before equity in income (loss) of subsidiaries	(611)	341,890	28,528	—	369,807
Equity in income (loss) of subsidiaries	370,418	36,307	197,494	(604,219)	—
Net income (loss)	369,807	378,197	226,022	(604,219)	369,807
Other comprehensive income	61	—	—	—	61
Comprehensive income (loss)	$369,868	$378,197	$226,022	$(604,219)	$369,868

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,011,027	$16,816	$—	$5,027,843
Land sale revenues	—	19,069	1,535	—	20,604
	—	5,030,096	18,351	—	5,048,447
Financial Services	—	—	126,950	—	126,950
	—	5,030,096	145,301	—	5,175,397
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,750,011)	(16,291)	—	(3,766,302)
Land sale cost of revenues	—	(16,577)	(1,282)	—	(17,859)
	—	(3,766,588)	(17,573)	—	(3,784,161)
Financial Services expenses	—	(405)	(78,799)	—	(79,204)
Selling, general, and administrative expenses	—	(729,629)	(19,873)	—	(749,502)
Other expense, net	(1,164)	(56,599)	15,361	—	(42,402)
Intercompany interest	(1,487)	(6,290)	7,777	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,651)	470,585	52,194	—	520,128
Income tax (expense) benefit	1,008	(171,535)	(20,071)	—	(190,598)
Income (loss) before equity in income (loss) of subsidiaries	(1,643)	299,050	32,123	—	329,530
Equity in income (loss) of subsidiaries	331,173	31,827	261,777	(624,777)	—
Net income (loss)	329,530	330,877	293,900	(624,777)	329,530
Other comprehensive income	61	—	—	—	61
Comprehensive income (loss)	$329,591	$330,877	$293,900	$(624,777)	$329,591

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$58,575	$43,042	$150,862	$—	$252,479
Cash flows from investing activities:
Capital expenditures	—	(19,693)	(3,855)	—	(23,548)
Investment in unconsolidated subsidiaries	—	(22,007)	—	—	(22,007)
Other investing activities, net	—	5,728	60	—	5,788
Net cash provided by (used in) investing activities	—	(35,972)	(3,795)	—	(39,767)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(85,797)	—	(85,797)
Proceeds from debt issuance	—	—	—	—	—
Repayments of debt	—	(6,031)	(970)	—	(7,001)
Borrowings under revolving credit facility	971,000	—	—	—	971,000
Repayments under revolving credit facility	(888,000)	—	—	—	(888,000)
Stock option exercises	22,765	—	—	—	22,765
Share repurchases	(665,812)	—	—	—	(665,812)
Dividends paid	(86,018)	—	—	—	(86,018)
Intercompany activities, net	587,490	(470,052)	(117,438)	—	—
Net cash provided by (used in) financing activities	(58,575)	(476,083)	(204,205)	—	(738,863)
Net increase (decrease)	—	(469,013)	(57,138)	—	(526,151)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$142,172	$54,925	$—	$197,097

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$159,366	$(562,165)	$96,293	$—	$(306,506)
Cash flows from investing activities:
Capital expenditures	—	(28,243)	(2,308)	—	(30,551)
Cash used for business acquisition	—	(430,458)	—	—	(430,458)
Investment in unconsolidated subsidiaries	—	(14,049)	—	—	(14,049)
Other investing activities, net	—	3,913	1,560	—	5,473
Net cash provided by (used in) investing activities	—	(468,837)	(748)	—	(469,585)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(109,083)	—	(109,083)
Proceeds from debt issuance	1,991,961	4,000	—	—	1,995,961
Repayments of debt	(965,245)	(20,394)	(95)	—	(985,734)
Borrowings under revolving credit facility	619,000	—	—	—	619,000
Repayments under revolving credit facility	(619,000)	—	—	—	(619,000)
Stock option exercises	5,845	—	—	—	5,845
Share repurchases	(350,846)	—	—	—	(350,846)
Dividends paid	(94,298)	—	—	—	(94,298)
Intercompany activities, net	(746,783)	788,043	(41,260)	—	—
Net cash provided by (used in) financing activities	(159,366)	771,649	(150,438)	—	461,845
Net increase (decrease)	—	(259,353)	(54,893)	—	(314,246)
Cash, cash equivalents, and restricted cash at beginning of year	—	658,876	116,559	—	775,435
Cash, cash equivalents, and restricted cash at end of year	$—	$399,523	$61,666	$—	$461,189

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Demand conditions continued to improve in the overall U.S. homebuilding market in 2017. Though industry-wide new home sales continue to pace below historical averages, the ongoing recovery in demand for new homes is being supported by job creation, high consumer confidence, a supportive interest rate environment, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.

The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. Our focus continues to be on adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by net new order dollars increasing 20% year to date, as compared to the prior year, and our backlog increasing by 26% to $4.7 billion as of September 30, 2017.

We expect to turn over and replace approximately one third of our communities in 2017. While we have significant experience opening new communities, starting up new communities can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible and liquidating non-strategic assets when appropriate. We have also focused our land investments on closer-in locations where we think demand is more sustainable over the housing cycle.

On May 3, 2017, we committed to a plan to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. We determined that we would sell certain currently inactive land parcels, representing approximately 4,600 lots, and work is underway to monetize two small communities representing an additional 400 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types that are inconsistent with our primary offerings. Actions required to complete the planned sales have been initiated, but the timing of completing the dispositions is unknown. We will seek to redeploy the proceeds and related tax benefits from these dispositions into higher returning projects. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded land-related charges totaling $120.0 million in the nine months ended September 30, 2017. As a result of this review, we also recorded $5.1 million of write-offs of deposits and pre-acquisition costs related to land option contracts we no longer plan to pursue. See Note 2 for a breakdown of these charges by category and the Land-related charges table within the Homebuilding Segment Operations section for a breakdown of these charges by geography.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before income taxes:
Homebuilding	$250,463	$191,063	$479,824	$472,042
Financial Services	17,786	21,272	50,238	48,086
Income before income taxes	268,249	212,335	530,062	520,128
Income tax expense	(90,710)	(83,865)	(160,255)	(190,598)
Net income	$177,539	$128,470	$369,807	$329,530
Per share data - assuming dilution:
Net income	$0.58	$0.37	$1.18	$0.94

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2017 increased compared with the prior year period, primarily as the result of higher revenues and better overheard utilization. Homebuilding income before income taxes also reflected the following significant expense (income) items ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Land inventory impairments (see Note 2)	$—	$—	$31,487	$—
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	(534)	121	82,353	189
Impairments of unconsolidated entities (see Note 2)	—	—	8,017	—
Write-offs of deposits and pre-acquisition costs (see Note 2)	2,680	2,541	9,397	12,996
Legal settlement (see Note 8)	—	15,000	—	15,000
Warranty claim (see Note 8)	222	—	12,328	—
Write-offs of insurance receivables (see Note 8)	5,326	—	20,326	—
Insurance reserve reversal (see Note 8)	—	—	(19,813)	—
	$7,694	$17,662	$144,095	$28,185

For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.

•
Financial Services income before income taxes decreased for the three months ended September 30, 2017 compared with September 30, 2016, due to lower revenues per loan and higher overhead as the mortgage origination market has become more competitive. Financial Services income before income taxes for the nine months ended September 30, 2017 increased compared with the prior year period due to an increase in origination volume resulting from higher volumes in the Homebuilding segment.

•
Our effective tax rate for the three and nine months ended September 30, 2017 was 33.8% and 30.2%, respectively, which includes the favorable resolution of certain state income tax matters, the domestic production activities deduction, and tax law changes for the current period, compared to 39.5% and 36.6%, respectively, for the same periods in 2016, which reflected the favorable resolution of certain state income tax matters, and tax law changes.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Home sale revenues	$2,055,891	9%	$1,881,718	$5,606,953	12%	$5,027,843
Land sale revenues	27,176	106%	13,167	36,746	78%	20,604
Total Homebuilding revenues	2,083,067	10%	1,894,885	5,643,699	12%	5,048,447
Home sale cost of revenues (a)	(1,564,605)	10%	(1,417,705)	(4,332,221)	15%	(3,766,302)
Land sale cost of revenues (b)	(25,123)	120%	(11,428)	(115,950)	549%	(17,859)
Selling, general, and administrative expenses ("SG&A") (c)	(237,495)	(5)%	(250,914)	(689,974)	(8)%	(749,502)
Other expense, net (d)	(5,381)	(77)%	(23,775)	(25,730)	(40)%	(42,742)
Income before income taxes	$250,463	31%	$191,063	$479,824	2%	$472,042

Supplemental data:
Gross margin from home sales	23.9%	(80) bps	24.7%	22.7%	(240) bps	25.1%
SG&A as a percentage of home sale revenues (c)	11.6%	(170) bps	13.3%	12.3%	(260) bps	14.9%
Closings (units)	5,151	2%	5,037	14,420	5%	13,754
Average selling price	$399	7%	$374	$389	6%	$366
Net new orders (e):
Units	5,300	11%	4,775	17,821	11%	16,124
Dollars	$2,260,082	23%	$1,831,339	$7,331,311	20%	$6,087,334
Cancellation rate	15%		16%	13%		14%
Active communities at September 30				778	10%	709
Backlog at September 30:
Units				10,823	15%	9,417
Dollars				$4,665,871	26%	$3,698,920

(a)
Includes the amortization of capitalized interest, land inventory impairments of $31.5 million (see Note 2), and a warranty charge of $12.3 million related to a closed-out community (see Note 8) for the nine months ended September 30, 2017.

(b)	Includes net realizable value adjustments on land held for sale of $82.4 million for the nine months ended September 30, 2017 (see Note 2).

(c)
Includes write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively. Also includes an insurance reserve reversal of $19.8 million for the nine months ended September 30, 2017 (see Note 8).

(d)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the nine months ended September 30, 2017 (see Note 2).

(e)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2017 were higher than the prior year by $174.2 million and $579.1 million, respectively. For the three months ended September 30, 2017, the 9% increase was attributable to a 7% increase in average selling price and a 2% increase in closings. For the nine months ended September 30, 2017, the increase was attributable to a 6% increase in average selling price and 5% increase in closings. The increase in closings reflects the significant investments we have made and the resulting increase in our active communities. These increased closings occurred despite the disruption in our operations caused by Hurricane Harvey in Houston, Texas, and Hurricane Irma in Florida, as well as permitting and other municipal approval delays in certain communities. The higher average selling price reflects an ongoing shift toward move-up buyers for both periods.

Home sale gross margins

Home sale gross margins were 23.9% and 22.7% for the three and nine months ended September 30, 2017, respectively, compared to 24.7% and 25.1% for the three and nine months ended September 30, 2016, respectively. Gross margins for the nine months ended September 30, 2017 include the aforementioned land inventory impairments totaling $31.5 million (see Note 2). Gross margin for the nine months ended September 30, 2017 also includes a warranty charge of $12.3 million related to a closed-out community in Florida (see Note 8). Excluding these charges, gross margins in 2017 remain strong relative to historical levels but are lower compared to 2016 due to a combination of factors, including shifts in community mix and higher house construction and land costs.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed gains (losses) of $2.1 million and $(79.2) million for the three and nine months ended September 30, 2017, respectively, compared to gains of $1.7 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. The loss in the nine months ended September 30, 2017 resulted from the aforementioned net realizable value charges of $82.4 million (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 11.6% and 12.3% for the three and nine months ended September 30, 2017, respectively, compared with 13.3% and 14.9% for the three and nine months ended September 30, 2016, respectively. The gross dollar amount of our SG&A decreased $13.4 million, or 5%, for the three months ended September 30, 2017 compared to September 30, 2016, and decreased $59.5 million, or 7.9%, for the nine months ended September 30, 2017 compared to September 30, 2016. SG&A includes the aforementioned insurance receivable write-offs of $5.3 million and $20.3 million in the three and nine months ended September 30, 2017, respectively. The nine months ended September 30, 2017 also includes an insurance reserve reversal of $19.8 million (see Note 8).

The overall decrease in SG&A is primarily attributable to cost efficiencies realized in late 2016 that continued into 2017. Additionally, SG&A for the nine months ended September 30, 2016 reflects the impact of transaction and integration costs associated with the assets acquired from Wieland (see Note 1).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$2,680	$2,541	$9,397	$12,996
Lease exit and related costs	219	4,644	624	10,589
Amortization of intangible assets	3,450	3,450	10,350	10,350
Interest income	(485)	(887)	(1,917)	(2,659)
Interest expense	101	165	371	526
Equity in loss (earnings) of unconsolidated entities (a)	(415)	(485)	4,154	(4,489)
Miscellaneous, net	(169)	14,347	2,751	15,429
Total other expense, net	$5,381	$23,775	$25,730	$42,742

(a)
Lease exit and related costs for the three and nine months ended September 30, 2016, resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the nine months ended September 30, 2017 (see Note 2).

(c)	Miscellaneous, net includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016 (see Note 8).

Net new orders

Net new order units increased 11% for both the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. These increases in net new orders resulted primarily from a higher number of active communities. Net new orders in dollars increased by 23% and 20% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to the growth in units combined with a higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% and 13% for the three and nine months ended September 30, 2017, respectively, compared to 16% and 14% for the same periods in 2016. Ending backlog, which represents orders for homes that have not yet closed, increased 15% in units at September 30, 2017 compared with September 30, 2016 primarily as a result of the higher net new order volume and 26% in dollars due to the unit increase and a higher average selling price. Delayed home closings as a result of the aforementioned hurricanes and production delays also contributed to the higher backlog at September 30, 2017.

Homes in production

The following is a summary of our homes in production at September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Sold	8,098	7,053
Unsold
Under construction	1,765	1,581
Completed	576	601
	2,341	2,182
Models	1,079	1,059
Total	11,518	10,294

The number of homes in production at September 30, 2017 was 12% higher than at September 30, 2016 due primarily to the higher net new order volume and backlog. As part of our inventory management strategies, we expect to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,149	6,030	11,179	6,296	4,019	10,315
Southeast	15,267	10,256	25,523	16,050	8,232	24,282
Florida	17,977	11,508	29,485	22,164	8,470	30,634
Midwest	11,609	7,300	18,909	11,800	8,639	20,439
Texas	13,848	9,891	23,739	13,541	9,802	23,343
West	26,548	3,831	30,379	29,428	4,817	34,245
Total	90,398	48,816	139,214	99,279	43,979	143,258

Developed (%)	37%	23%	32%	31%	19%	28%

Of our controlled lots, 90,398 and 99,279 were owned and 48,816 and 43,979 were controlled under land option agreements at September 30, 2017 and December 31, 2016, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.3 billion at September 30, 2017. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $201.8 million, of which $9.4 million is refundable at September 30, 2017.

Homebuilding Segment Operations

As of September 30, 2017, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Home sale revenues:
Northeast	$168,402	9%	$155,076	$425,206	—%	$426,212
Southeast	392,133	5%	372,639	1,098,576	4%	1,052,689
Florida	333,726	9%	306,323	1,007,754	18%	856,703
Midwest	392,442	15%	342,332	994,701	22%	817,709
Texas	268,899	3%	261,693	791,684	9%	729,170
West	500,289	13%	443,655	1,289,032	13%	1,145,360
	$2,055,891	9%	$1,881,718	$5,606,953	12%	$5,027,843
Income (loss) before income taxes (a):
Northeast (b)	$21,046	248%	$6,056	$(12,803)	(137)%	$34,884
Southeast	45,109	24%	36,370	117,749	22%	96,898
Florida (c)	52,191	14%	45,891	132,824	2%	130,546
Midwest	59,636	62%	36,792	115,463	68%	68,665
Texas	42,727	10%	38,878	122,045	18%	103,618
West	75,753	37%	55,347	107,987	(17)%	130,683
Other homebuilding (d)	(45,999)	(63)%	(28,271)	(103,441)	(11)%	(93,252)
	$250,463	31%	$191,063	$479,824	2%	$472,042
Closings (units):
Northeast	318	—%	317	846	(5)%	889
Southeast	966	2%	948	2,751	(2)%	2,799
Florida	897	7%	836	2,639	12%	2,348
Midwest	1,001	7%	938	2,576	13%	2,276
Texas	927	(2)%	948	2,809	6%	2,646
West	1,042	(1)%	1,050	2,799	—%	2,796
	5,151	2%	5,037	14,420	5%	13,754
Average selling price:
Northeast	$530	8%	$489	$503	5%	$479
Southeast	406	3%	393	399	6%	376
Florida	372	2%	366	382	5%	365
Midwest	392	7%	365	386	7%	359
Texas	290	5%	276	282	2%	276
West	480	14%	423	461	12%	410
	$399	7%	$374	$389	6%	$366

(a)	Includes land-related charges of $2.1 million and $131.3 million for the three and nine months ended September 30, 2017, respectively (see Note 2).

(b)	Northeast includes a charge of $15.0 million related to the settlement of a disputed land transaction for the three and nine months ended September 30, 2016 (see Note 8).

(c)	Includes a warranty charge of $12.3 million for the nine months ended September 30, 2017 related to a closed-out community (see Note 8).

(d)
Includes amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2017, other homebuilding also includes an insurance reserve reversal of $19.8 million.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Net new orders - units:
Northeast	316	(3)%	325	1,103	5%	1,055
Southeast	1,044	11%	938	3,314	10%	3,006
Florida	991	5%	946	3,121	8%	2,880
Midwest	868	6%	817	3,119	9%	2,870
Texas	881	3%	852	3,281	9%	3,009
West	1,200	34%	897	3,883	18%	3,304
	5,300	11%	4,775	17,821	11%	16,124
Net new orders - dollars:
Northeast	$170,542	10%	$154,551	$581,033	12%	$517,282
Southeast	416,723	9%	381,992	1,317,316	13%	1,165,970
Florida	387,611	11%	349,962	1,198,072	12%	1,069,220
Midwest	341,708	12%	304,948	1,223,169	17%	1,048,700
Texas	265,411	10%	241,242	961,312	15%	834,874
West	678,087	70%	398,644	2,050,409	41%	1,451,288
	$2,260,082	23%	$1,831,339	$7,331,311	20%	$6,087,334
Cancellation rates:
Northeast	19%		11%	13%		11%
Southeast	13%		15%	12%		14%
Florida	13%		11%	12%		11%
Midwest	13%		15%	11%		12%
Texas	19%		20%	16%		17%
West	16%		21%	15%		18%
	15%		16%	13%		14%
Unit backlog:
Northeast				644	6%	610
Southeast				1,934	16%	1,669
Florida				1,900	5%	1,806
Midwest				1,850	10%	1,683
Texas				1,884	10%	1,708
West				2,611	35%	1,941
				10,823	15%	9,417
Backlog dollars:
Northeast				$345,423	14%	$302,602
Southeast				802,500	15%	699,710
Florida				746,544	6%	702,801
Midwest				729,547	19%	613,351
Texas				572,119	19%	481,364
West				1,469,738	63%	899,092
				$4,665,871	26%	$3,698,920

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Land-related charges*:
Northeast	$1,184	$464	$51,102	$990
Southeast	889	396	1,847	2,252
Florida	109	68	8,862	597
Midwest	(393)	391	7,703	1,242
Texas	51	245	898	397
West	306	1,098	56,747	7,707
Other homebuilding	—	—	4,095	—
	$2,146	$2,662	$131,254	$13,185

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue (Note 2). Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the third quarter of 2017, Northeast home sale revenues increased 9% compared with the prior year period due to an 8% increase in the average selling price while closings remained flat. The higher revenues occurred primarily in the Mid-Atlantic and resulted from the timing of opening new communities. Income before income taxes increased primarily because of the aforementioned charge related to the settlement of a disputed land transaction in the third quarter of 2016. Higher revenues and lower overheads also contributed to the improvement. Net new orders decreased 3%, primarily in New England due to cancellations resulting from a fire in a building that was under construction and that must be razed and rebuilt.

For the nine months ended September 30, 2017, Northeast home sale revenues were uniform when compared with the prior year period due to a 5% decrease in closings, offset by a 5% increase in the average selling price. The decrease in closings was concentrated in New England, and the increase in average selling price was broad-based. The decreased income before income taxes resulted primarily from the aforementioned land-related charges recognized in the period (see Note 2), which was partially offset by a charge related to the settlement of a disputed land transaction in the nine months ended September 30, 2016. Net new orders increased 5%, primarily in the Northeast Corridor.

Southeast

For the third quarter of 2017, Southeast home sale revenues increased 5% compared with the prior year period due to a 2% increase in closings combined with a 3% increase in the average selling price. Income before income taxes increased as the result of the higher revenues and lower overhead costs in the current period, as the Southeast was impacted in 2016 by costs associated with the Wieland acquisition (see Note 1). Net new orders increased 11%, primarily in Georgia and Raleigh.

For the nine months ended September 30, 2017, Southeast home sale revenues increased 4% compared with the prior year as the result of a 6% increase in average selling price partially offset by a 2% decrease in closings. The decrease in closings occurred across all markets except for Georgia, while the increase in average selling price occurred primarily in Raleigh and Charlotte. Income before income taxes increased 22% as a result of transaction and integration costs associated with the assets acquired from Wieland in 2016 (see Note 1). Net new orders increased across all markets with the exception of Charlotte.

Florida

For the third quarter of 2017, Florida home sale revenues increased 9% compared with the prior year period due to a 7% increase in closings combined with a 2% increase in the average selling price. The increase in closings occurred primarily in North Florida and Southwest Florida, and the increase in average selling price occurred across all markets except for North

Florida. Income before income taxes increased primarily due to higher revenues. Net new orders increased 5%, reflecting improved order levels across all markets except for Southwest Florida. The increased closings and new orders occurred despite the disruption in our Florida operations caused by Hurricane Irma.

For the nine months ended September 30, 2017, Florida home sale revenues increased 18% compared with the prior year period due to a 5% increase in the average selling price combined with a 12% increase in closings. Income before income taxes increased slightly due to higher revenues offset by the aforementioned land-related charges and warranty adjustment (see Note 2 and Note 8). Net new orders increased across all markets. Both closings and new orders increased despite the disruption in our operations caused by Hurricane Irma.

Midwest

For the third quarter of 2017, Midwest home sale revenues increased 15% compared with the prior year period due to a 7% increase in average selling price combined with a 7% increase in closings. The higher revenues occurred across all markets with the exception of Indianapolis-Louisville. The increased revenues led to an increase in income before income taxes. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2017, Midwest home sale revenues increased 22% compared with the prior year period due to a 7% increase in average selling price combined with a 13% increase in closings. The higher revenues occurred across all markets. Net new orders increased across all markets.

Texas

For the third quarter of 2017, Texas home sale revenues increased 3% compared with the prior year period due to a 5% increase in average selling price offset by a 2% decrease in closings. The lower closings is primarily attributable to the disruption in our Houston operations caused by Hurricane Harvey. The increased average selling price occurred across all markets except for Houston, while the decrease in closings occurred primarily in Houston and San Antonio. The increased revenues and lower overhead led to an increase in income before income taxes. Net new orders increased 3% primarily in Houston and Central Texas.

For the nine months ended September 30, 2017, Texas home sale revenues increased 9% compared with the prior year period due to a 6% increase in closings combined with a 2% increase in the average selling price. The average selling price increased primarily in Central Texas and San Antonio. The increase in closings was concentrated in Dallas and Central Texas, offset by a decrease in Houston caused by Hurricane Harvey. The higher revenues and higher closings led to an increase in income before income taxes. Net new orders increased 9% and occurred across all markets except for San Antonio.

West

For the third quarter of 2017, West home sale revenues increased 13% compared with the prior year period resulting from a 14% increase in average selling price, offset by a 1% decrease in closings. The increased average selling price occurred across all markets with the exception of New Mexico, whereas the decreased closings occurred mainly in Northern California due to permitting and other municipal approval delays in certain communities. Income before income taxes increased across all markets with the exception of Northern California. Net new orders showed a 34% overall increase.

For the nine months ended September 30, 2017, West home sale revenues increased 13% compared with the prior year period primarily due to a 12% increase in average selling price, while closings remained flat as Northern California experienced lower closings due to permitting and other municipal approval delays in certain communities. The higher average selling price occurred across all markets. Income before income taxes decreased primarily as a result of the aforementioned land-related charges recognized during the period (see Note 2), partially offset by higher revenues and lower overhead costs. Net new orders increased 18% and occurred across all markets. This increase was partially due to the increase in active communities.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2017 vs. 2016	2016	2017	2017 vs. 2016	2016
Mortgage operations revenues	$35,910	(6)%	$38,320	$104,582	4%	$100,162
Title services revenues	11,042	14%	9,700	31,413	17%	26,788
Total Financial Services revenues	46,952	(2)%	48,020	135,995	7%	126,950
Expenses	(29,304)	9%	(26,906)	(86,150)	9%	(79,204)
Other income, net	138	(13)%	158	393	16%	340
Income before income taxes	$17,786	(16)%	$21,272	$50,238	4%	$48,086
Total originations:
Loans	3,428	—%	3,417	9,631	6%	9,123
Principal	$1,002,108	6%	$945,859	$2,778,151	12%	$2,481,177

	Nine Months Ended
	September 30,
	2017	2016
Supplemental data:
Capture rate	79.5%	80.9%
Average FICO score	749	750
Loan application backlog	$2,653,466	$2,057,460
Funded origination breakdown:
FHA	10%	10%
VA	13%	13%
USDA	1%	1%
Other agency	69%	70%
Total agency	93%	94%
Non-agency	7%	6%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2017 decreased 2% and increased 7%, respectively, compared to the same periods in 2016. The decrease when compared to the three months ended September 30, 2016 is due to the reduced capture rate and lower revenue per loan. The increase when compared to the nine months ended September 30, 2016 is primarily related to higher loan origination volume resulting from higher volumes in the Homebuilding segment partially offset by lower revenue per loan. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower revenue per loan for us in 2017.

Income before income taxes

Income before income taxes for the three and nine months ended September 30, 2017 decreased 16% and increased 4%, respectively, compared to the prior year periods. The decrease over the three months ended September 30, 2016 was due to lower revenues per loan and higher expenses, while the increase over the nine months ended September 30, 2016 resulted primarily from the increase in revenues combined with better expense leverage.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was 33.8% and 30.2%, respectively, compared to 39.5% and 36.6%, respectively, for the same periods in 2016. Our effective tax rate for the current period differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. Our effective tax rates for the three and nine months ended September 30, 2017 are lower than for the prior year periods primarily as the result of tax law changes and the domestic production activities deduction.

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

At September 30, 2017, we had unrestricted cash and equivalents of $158.2 million, restricted cash balances of $38.9 million, and $422.3 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt and limited recourse notes payable, was 42.4% at September 30, 2017.

Unsecured senior notes

In February 2016, we issued $1.0 billion of unsecured senior notes, consisting of $300 million of 4.25% senior notes due March 1, 2021, and $700 million of 5.50% senior notes due March 1, 2026. In July 2016, we issued an additional $1.0 billion of unsecured senior notes, consisting of an additional $400 million of the 4.25% senior notes due March 1, 2021, and $600 million of 5.00% senior notes due January 15, 2027. During October 2017, we settled the 7.625% senior notes on their due date.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019 and provides for maximum borrowings of $750.0 million. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On October 13, 2017, we exercised the accordion feature to increase the maximum borrowing capacity to $1.0 billion. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at September 30, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined in the Revolving Credit Facility. At September 30, 2017, we had $83.0 million of borrowings outstanding and $244.7 million of letters of credit issued under the Revolving Credit Facility, respectively. At December 31, 2016, we had no borrowings outstanding and $219.1 million of letters of credit issued under the Revolving Credit Facility, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Limited recourse notes payable

Certain of our local homebuilding operations are party to limited recourse collateralized notes payable with third parties that totaled $24.8 million at September 30, 2017 and $19.3 million at December 31, 2016. These notes have maturities ranging up to four years, are collateralized by the applicable land positions to which they relate, and are classified within accrued and other liabilities. The stated interest rates on these notes range up to 8.25%.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2017, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the effective date to August 2018. The maximum aggregate commitment is $300.0 million at September 30, 2017, and increases to $475.0 million during the seasonally high borrowing period from December 26, 2017 through January 11, 2018. At all other times, the maximum aggregate commitment ranges from $250.0 million to $400.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $245.8 million and $331.6 million outstanding under the Repurchase Agreement at September 30, 2017 and December 31, 2016, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2017, we declared cash dividends totaling $83.7 million and repurchased 27.8 million shares under our repurchase authorization totaling $659.8 million. In July 2016, our Board of Directors approved a $1.0 billion increase in our share repurchase authorization. At September 30, 2017, we had remaining authorization to repurchase $345.0 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2017 was $252.5 million, compared with net cash used in operating activities of $306.5 million for the nine months ended September 30, 2016. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the nine months ended September 30, 2017 was primarily due to our pretax income of $530.1 million supplemented by $131.3 million in non-cash land-related charges and a seasonal reduction of $173.1 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $758.0 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support the higher backlog.

Our negative cash flow from operations for the nine months ended September 30, 2016 was primarily due to a net increase in inventories of $1.1 billion resulting from increased land investment combined with a seasonal build of house inventory. These uses of cash were partially offset by our pretax income of $520.1 million and a seasonal reduction of $92.6 million in residential mortgage loans available-for-sale.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used by investing activities for the nine months ended September 30, 2017 was $39.8 million, compared with net cash used by investing activities of $469.6 million for the nine months ended September 30, 2016. The cash used in investing activities for the nine months ended September 30, 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2017 totaled $738.9 million, compared with net cash provided by financing activities of $461.8 million for the nine months ended September 30, 2016. The net cash used in financing activities for the nine months ended September 30, 2017 resulted primarily from the repurchase of 27.8 million common shares for $659.8 million under our repurchase authorization, payment of $86.0 million in cash dividends, net borrowings of $83.0 million under the Revolving Credit Facility, and net repayments of $85.8 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash provided by financing activities for the nine months ended September 30, 2016 resulted primarily from the proceeds of the unsecured senior notes issuance for $2.0 billion offset by net repayments of $109.1 million under the Repurchase Agreement, the repurchase of 17.7 million common shares for $347.7 million under our repurchase authorization, and payment of $94.3 million in cash dividends.

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

Contractual Obligations and Commercial Commitments

On August 14, 2017, Pulte Mortgage entered into an amended and restated repurchase agreement. On October 13, 2017, we exercised the accordion feature under our Revolving Credit Facility to increase the maximum borrowing capacity to $1.0 billion. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2017, we had outstanding letters of credit totaling $244.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at September 30, 2017, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2017, these agreements had an aggregate remaining purchase price of $2.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At September 30, 2017, aggregate outstanding debt of unconsolidated joint ventures was $55.8 million of which $52.5 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2017 ($000’s omitted):

	As of September 30, 2017 for the Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$210,481	$1,418	$9,333	$9,539	$700,000	$2,300,000	$3,230,771	$3,464,229
Average interest rate	5.95%	6.37%	4.48%	3.98%	4.25%	5.90%	5.53%

Variable rate debt (a)	$245,824	$—	$—	$—	$—	$—	$245,824	$245,824
Average interest rate	3.61%	—%	—%	—%	—%	—%	3.61%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was $83 million outstanding at September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2017 to July 31, 2017	3,463,941	$24.53	3,463,941	$519,910	(2)
August 1, 2017 to August 31, 2017	4,566,300	$25.18	4,566,300	$404,948	(2)
September 1, 2017 to September 30, 2017	2,322,638	$25.83	2,320,300	$344,952	(2)
Total	10,352,879	$25.11	10,350,541

(1)
During the third quarter of 2017, participants surrendered 2,338 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
The Board of Directors approved share repurchase authorizations totaling $1.0 billion in July 2016. During the nine months ended September 30, 2017, we repurchased 27.8 million shares for a total of $659.8 million. The share repurchase authorization has $345.0 million remaining as of September 30, 2017. There is no expiration date for this program.

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
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

	(b)	PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of January 1, 2017 (Filed herewith)

(c)
Increase Certificate effective as of October 13, 2017, delivered pursuant to the Amended and Restated Credit Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (Filed herewith)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 24, 2017