Form 10-K
period 2017-12-31
PULTEGROUP INC/MI/
filed 2018-02-07
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  [X]  NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2017, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $7,393,482,685.
As of February 1, 2018, the registrant had 286,465,036 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, and John Wieland Homes and Neighborhoods, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. Over our history, we have delivered over 700,000 homes.

As of December 31, 2017, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

Financial information for each of our reportable business segments is included in Note 3 to our Consolidated Financial Statements.

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2017	2016	2015	2014	2013
Home sale revenues	$8,323,984	$7,451,315	$5,792,675	$5,662,171	$5,424,309
Home closings	21,052	19,951	17,127	17,196	17,766

After several years of declining sales volume, new home sales in the U.S. increased in 2012 for the first time since 2005, beginning a multi-year recovery in demand. This trend continued in 2017 as new home sales in the U.S. rose 8% over 2016 to approximately 608,000 homes, approximately double the number from 2011, the bottom of the most recent housing downturn. Additionally, mortgage interest rates remain near historic lows and the overall inventory of homes available for sale, especially new homes, remains low. Although the recovery in housing demand has been slow by historical standards, the improved demand environment and actions we have taken to improve business performance have contributed to significant increases in our income before income taxes for the period 2013 - 2017. We continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to access more reliable and lower cost financing through the capital markets, control and entitle large land positions, gain better access to scarce labor resources, and achieve greater geographic and product diversification. Among our national publicly-traded peer group, we believe that builders with broad geographic and product diversity and sustainable capital positions will benefit as market conditions continue to recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Invest capital consistent with our stated priorities: invest in the business, fund our dividend, and routinely return excess funds to shareholders through share repurchases;

•	Growth within our existing markets by appropriately expanding share among our primary buyer groups: first time, move-up and active adult;

•	Maintain disciplined business practices to maximize gross and operating margins;

•	Shorten the duration of our owned land pipeline to improve returns and reduce risks;

•	Focus on building-to-order while maintaining tight controls on the construction of speculative homes; and

•	Drive operational gains and asset efficiency in support of high returns over the housing cycle.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2017, we had 790 active communities spanning 47 markets across 25 states. Sales prices of unit closings during 2017 ranged from approximately $100,000 to over $2,000,000, with 90% falling within the range of $200,000 to $750,000. The average unit selling price in 2017 was $395,000, compared with $373,000 in 2016, $338,000 in 2015, $329,000 in 2014, and $305,000 in 2013. The increase in average selling price in recent years resulted from a number of factors, including favorable market conditions, a shift in our sales mix toward move-up homebuyers, and changes in the geographical mix of homes sold. Our average unit selling price in 2016 was also impacted by our acquisition in January 2016 of substantially all of the assets of JW Homes ("Wieland), which are geared toward move-up homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 88% in 2017, compared with 87% in 2016, 86% in 2015, 86% in 2014, and 85% in 2013. The increase in the percentage of single-family detached homes can be attributed to a shift in our business toward move-up homebuyers, who tend to prefer detached homes.

Backlog, which represents orders for homes that have not yet closed, was $4.0 billion (8,996 units) at December 31, 2017 and $2.9 billion (7,422 units) at December 31, 2016. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2017, substantially all are scheduled to be closed during 2018, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to meet the needs of consumers. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements can serve to reduce the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We may also periodically sell select parcels of land to third parties for commercial or other development if we determine that they do not fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. In the normal course of business, we periodically sell land not required by our homebuilding operations. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct sewer and water systems in some areas. At December 31, 2017, we controlled 141,409 lots, of which 89,253 were owned and 52,156 were under land option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we stratify our potential customers into well-defined homebuyer groups. Such stratification provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the needs of potential homebuyers are understood, we link our home design and community development efforts to the specific lifestyle of each consumer group. Through our understanding of each consumer group, we are able to provide homes that better meet the needs and wants of each homebuyer.

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices or higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we are better able to address the needs of active adults, to whom we offer both destination communities and “in place” communities, for homebuyers who prefer to remain in their current geographic area. Many of these communities are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over homebuyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities.

	First-Time	Move-Up	Active Adult
Portion of home closings:
2017	30%	45%	25%
2013	35%	34%	31%

As illustrated in the above table, our sales mix has shifted in recent years toward the move-up homebuyer where demand has been stronger. This shift in U.S. housing demand occurred primarily due to financial challenges facing the first-time homebuyer, despite a generally recovering U.S. economy, including the overhang of consumer debt, especially student loans related to higher education, and a more restrictive mortgage lending environment. However, the first-time homebuyer has historically played a major role in new housing, and we believe that our first-time homebuyer volume has been increasing recently and will continue to increase in coming years.

We market our homes to prospective homebuyers through internet listings and link placements, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. In addition, our websites (www.centex.com, www.pulte.com, www.delwebb.com, www.divosta.com, and www.jwhomes.com) provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us.

Our sales teams, in many cases together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are comfortable at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We are also introducing virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers a more cost effective means to provide a realistic vision of our homes.

We believe that we are an innovator in consumer-inspired home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, follow a 12-step product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of house floor plans and elevations in each community, including potential options and upgrades, such as different flooring, countertop, fixture, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

Construction

The construction of our homes is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that generally are priced on a fixed-price basis. Using a selective process, we have teamed up with what we believe are premier subcontractors and suppliers to deliver quality throughout all aspects of the house construction process.

Continuous improvement in our house construction process is a key area of focus. We seek to build superior quality homes while maintaining efficient construction operations by using standard materials and components from a variety of sources and by using industry and company-specific construction practices. We are improving our product offerings and production processes through the following programs:

•	Common management of house plans to deliver house designs that customers value the most and that can be built at the highest quality and at an efficient cost;

•	Value engineering our house plans to optimize house designs in terms of material content and ease of construction while still providing a clear value to the customer;

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

The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other foreign trade expenses. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 3% of U.S. new home sales in 2017. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Operating as a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. For homes sold, we originated the mortgage loans of 66% in 2017, 65% in 2016, 65% in 2015, 61% in 2014, and 64% in 2013. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 80% in 2017, 81% in 2016, 83% in 2015, 80% in 2014, and 80% in 2013.

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

At December 31, 2017, we employed 4,810 people, of which 879 people were employed in our Financial Services operations. Except for a small group of employees, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation, which is generally based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, subject to adherence to our established policies and procedures, and our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

Beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets. Since 2011, overall industry new home sales have increased, and we returned to profitability beginning in 2012. However, the recovery in housing demand has been slow by historical standards and the adjustments we have made to our operating strategy may not be successful if the current housing market were to deteriorate significantly.

If the market value of our land and homes drops significantly, our profits could decrease and result in write-downs of the carrying values of land we own.

The market value of land, building lots, and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory, and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and adversely affect our earnings and our stockholders' equity.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor and materials. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices as well as government regulation. During 2017, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and/or construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.

We rely on subcontractors to perform the actual construction of our homes, and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving actions or matters that are not within our control. When we learn about possibly improper practices by subcontractors, we attempt to cause the subcontractors to discontinue them and may terminate the use of such subcontractors. However, attempts at mitigation may not avoid claims against us relating to actions of or matters relating to our subcontractors.

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

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. We experience significant competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Mortgage interest rates have remained near historical lows for several years, which has made new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

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

Mortgage interest expense and real estate taxes represent significant costs of homeownership, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Any changes to income tax laws by the federal government or a state government to eliminate or substantially reduce these income tax deductions, as has been considered from time to time, would increase the after-tax cost of owning a home. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted. While the Tax Act lowers the tax rates applicable to many businesses and individuals, it also, among other things, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law), (ii) introduces a $10,000 cap on the federal deduction for state and local taxes, including real estate taxes, and (iii) eliminates the federal deduction for interest on home equity loans. While the ultimate impact of the Tax Act is not known, these tax changes may raise the overall cost of home ownership in certain of our existing or future communities, lessen the perceived financial benefits of home ownership, or otherwise reduce demand for our homes. Increases in real estate taxes by local governmental authorities also increase the cost of homeownership. Any such increases to the cost of homeownership could adversely impact the demand for and sales prices of new homes.

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2017, we had cash, cash equivalents, and restricted cash of $306.2 million as well as $764.5 million available under our revolving credit facility, net of outstanding letters of credit. However, our internal sources of liquidity and revolving credit facility may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2017, we had outstanding letters of credit and surety bonds totaling $235.5 million and $1.2 billion, respectively. These letters of credit are generally issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The U.S. housing industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials, skilled management, and labor resources. We compete in each of our markets with numerous national, regional, and local homebuilders on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins to maintain sales volume. Competition can also affect our ability to procure suitable land, raw materials, and skilled labor at acceptable prices or other terms.

We also compete with resales of existing or foreclosed homes, housing speculators, and available rental housing.
Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes or unfavorably impact pricing for new homes.

The loss of the services of members of our senior management or a significant number of our operating employees could negatively affect our business.

Our success depends upon the skills, experience, and active participation of our senior management, many of whom have been with the Company for a significant number of years. If we were to lose members of our senior management, we might not be able to find appropriate replacements on a timely basis, and our operations could be negatively affected. Also, the loss of a significant number of operating employees in key roles or geographies where we are not able to hire qualified replacements could have a material adverse effect on our business.

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

As of December 31, 2017, we had deferred tax assets, net of deferred tax liabilities, of $713.9 million, against which we provided a valuation allowance of $68.6 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

The Tax Act enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) repealing the domestic production activities deduction; (5) limiting the deductibility of certain executive compensation; and (6) limiting certain other deductions. While we continue to evaluate the effects of the Tax Act, we have recorded a net tax expense of $172.1 million in 2017 related to the remeasurement of our deferred tax balance and other effects. We expect that the Tax Act will have a favorable impact on our financial results beginning in 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act. However, it is possible that the IRS could issue subsequent guidance or take positions in an audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, or financial condition.

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

Our operations are subject to building, safety, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These can cause an increase in the effective cost of our homes.

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

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected. In 2017, Hurricanes Harvey and Irma caused disruptions in our Texas and Florida operations, respectively, but did not result in a material impact to our 2017 results of operations.

Inflation may result in increased costs that we may not be able to recoup.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which may have a negative impact on demand for our homes. In an inflationary environment, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been historically low for the last several years, we currently are experiencing increases in the prices of labor and materials above the general inflation rate.

Information technology failures or data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or cyber-attacks or errors by third-party vendors who have access to our confidential data, or that of our customers. While we are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and monitor to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact, there is no assurance that advances in computer capabilities, new technologies, methods or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our employees, homebuyers and business partners). Any such disruption could damage our reputation, result in market value declines, lead to legal proceedings against us by affected third-parties resulting in penalties or fines, and require us to incur significant costs to remediate or otherwise resolve these issues.

We can be injured by improper acts of persons over whom we do not have control or by the attempt to impose liabilities or obligations of third parties on us.

Although we expect all of our employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws or regulations, including practices relating to homes, buildings, or multifamily rental properties we build or finance, we move actively to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.

The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or subcontractors or the work rules they impose on their employees or subcontractors. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted for services. Governmental rulings or changes in state or local laws that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 150, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona, and Bloomfield Hills, Michigan. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their daily operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	43	President and Chief Executive Officer	2012
Robert T. O'Shaughnessy	52	Executive Vice President and Chief Financial Officer	2011
James R. Ellinghausen	59	Executive Vice President, Human Resources	2005
Harmon D. Smith	54	Executive Vice President and Chief Operating Officer	2011
Todd N. Sheldon	50	Executive Vice President, General Counsel and Corporate Secretary	2017
James L. Ossowski	49	Senior Vice President, Finance	2013
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
Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017. Prior to joining our company, he served as Executive Vice President, General Counsel and Secretary at Americold Logistics from June 2013 to March 2017 and in various legal positions at SuperValu from February 2008 to May 2013, most recently as Executive Vice President, General Counsel and Secretary.
Mr. Ossowski was appointed Senior Vice President, Finance in February 2017 and previously held the positions of Vice President, Finance and Controller since February 2013 and Vice President, Finance - Homebuilding Operations since August 2010.
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

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Shareholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low intraday sales prices for our common shares and dividend per share information:

	December 31, 2017			December 31, 2016
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$24.05	$18.18	$0.09	$18.82	$14.61	$0.09
2nd Quarter	24.73	21.41	0.09	19.80	16.60	0.09
3rd Quarter	27.51	23.81	0.09	22.40	19.04	0.09
4th Quarter	34.60	26.68	0.09	20.66	17.69	0.09

At February 1, 2018, there were 2,325 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2017 to October 31, 2017	281,900	$29.76	281,900	$336,561	(1)
November 1, 2017 to November 30, 2017	2,423,700	32.23	2,423,700	$258,455	(1)
December 1, 2017 to December 31, 2017	4,877,262	33.71	4,865,706	$94,441	(1)
Total	7,582,862	$33.09	7,571,306

(1)
The Board of Directors approved a share repurchase authorization totaling $1.0 billion in July 2016, of which $94.4 million remained available as of December 31, 2017. During 2017, we repurchased 35.4 million shares under this program. In January 2018, the Board of Directors approved an increase of $500.0 million to our share repurchase authorization. There is no expiration date for this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2017

	2012	2013	2014	2015	2016	2017
PULTEGROUP, INC.	$100.00	$113.15	$120.58	$101.85	$107.07	$196.37
S&P 500 Index - Total Return	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Select Home Construction Index	100.00	118.41	124.50	131.29	134.20	214.93

* Assumes $100 invested on December 31, 2012, and the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2017	2016	2015	2014	2013
OPERATING DATA:
Homebuilding:
Revenues	$8,381,090	$7,487,350	$5,841,211	$5,696,725	$5,538,644
Income before income taxes	$865,332	$860,766	$757,317	$635,177	$479,113
Financial Services:
Revenues	$192,160	$181,126	$140,753	$125,638	$140,951
Income before income taxes	$73,496	$73,084	$58,706	$54,581	$48,709

Consolidated results:
Revenues	$8,573,250	$7,668,476	$5,981,964	$5,822,363	$5,679,595

Income before income taxes	$938,828	$933,850	$816,023	$689,758	$527,822
Income tax (expense) benefit	(491,607)	(331,147)	(321,933)	(215,420)	2,092,294
Net income	$447,221	$602,703	$494,090	$474,338	$2,620,116

PER SHARE DATA:
Net income per share:
Basic	$1.45	$1.76	$1.38	$1.27	$6.79
Diluted	$1.44	$1.75	$1.36	$1.26	$6.72
Number of shares used in calculation:
Basic	305,089	339,747	356,576	370,377	383,077
Effect of dilutive securities	1,725	2,376	3,217	3,725	3,789
Diluted	306,814	342,123	359,793	374,102	386,866
Shareholders’ equity	$14.49	$14.60	$13.63	$13.01	$12.19
Cash dividends declared	$0.36	$0.36	$0.33	$0.23	$0.15

	December 31, ($000’s omitted)
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
House and land inventory	$7,147,130	$6,770,655	$5,450,058	$4,392,100	$3,978,561
Total assets	9,686,649	10,178,200	9,189,406	8,560,187	8,719,886
Notes payable	3,006,967	3,129,298	2,109,841	1,831,593	2,051,431
Shareholders’ equity	4,154,026	4,659,363	4,759,325	4,804,954	4,648,952

	Years Ended December 31,
	2017	2016	2015	2014	2013
OTHER DATA:
Markets, at year-end	47	49	50	49	48
Active communities, at year-end	790	726	620	598	577
Closings (units)	21,052	19,951	17,127	17,196	17,766
Net new orders (units)	22,626	20,326	18,008	16,652	17,080
Backlog (units), at year-end	8,996	7,422	6,731	5,850	5,772
Average selling price (per unit)	$395,000	$373,000	$338,000	$329,000	$305,000
Gross margin from home sales (a)	22.4%	25.0%	26.9%	26.7%	24.1%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land impairment charges are included in home sale cost of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Demand conditions continued to improve in the overall U.S. housing market in 2017. Although the recovery in housing demand has been slow by historical standards, the growth in demand for new homes is being supported by job creation, high consumer confidence, a supportive interest rate environment, and a limited supply of new homes. Within this environment, we remain focused on driving additional gains in construction and asset efficiency to deliver higher returns on invested capital. Consistent with our positive market view and long-term business strategy, we expect to use our capital to support future growth while consistently returning funds to shareholders through dividends and share repurchases.
The nature of the homebuilding industry results in a lag between when investments made in land acquisition and development yield new community openings and related home closings. Our focus continues to be on adding volume growth to the efficiency gains we have achieved in recent years. Our prior investments are allowing us to grow the business, as evidenced by 11% growth in net new orders and a 12% increase in home sale revenues to $8.3 billion. We achieved this growth while also maintaining our focus on gross margin performance through community location, strategic pricing, and construction efficiencies.
During 2017, we opened approximately 250 new communities across our local markets as a result of increased land investment over the last few years. This volume of new community openings can present a challenge in today's environment where entitlement and land development delays are common. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of land supply, including the use of land option agreements when possible. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in future performance. Leveraging our increased land investments, we expect to open a similar number of new communities in 2018 as in 2017, which we expect will help our volume grow in 2018.
Our financial position provided flexibility to increase our investments in future communities while also returning funds to shareholders through dividends and expanded share repurchases. Specifically, we accomplished the following in 2017:

•	Continued land investment spending to support future growth, which contributed to a 12% increase in home sale revenues;

•
Committed to a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio (see Note 2 to the Consolidated Financial Statements);

•
Ended the year with a debt to total capitalization ratio of 42.0%, which is slightly above our targeted range of 30.0% to 40.0%, and a cash, cash equivalents, and restricted cash balance of $306.2 million with no borrowings outstanding under our unsecured revolving credit agreement;

•	Maintained our quarterly dividend at $0.09 per share; and

•	Repurchased $910.3 million of shares under our share repurchase plan.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2017	2016	2015
Income before income taxes:
Homebuilding	$865,332	$860,766	$757,317
Financial Services	73,496	73,084	58,706
Income before income taxes	938,828	933,850	816,023
Income tax expense	(491,607)	(331,147)	(321,933)
Net income	$447,221	$602,703	$494,090
Per share data - assuming dilution:
Net income	$1.44	$1.75	$1.36

•
Homebuilding income before income taxes improved each year from 2015 to 2017. Revenues increased each year and overhead leverage improved, which offset declines in gross margin percentage. Homebuilding income before income taxes also reflected the following significant income (expense) items ($000's omitted):

		2017	2016	2015
Land inventory impairments (see Note 2)	Home sale cost of revenues	(88,952)	(1,074)	(7,347)
Warranty claim (see Note 11)	Home sale cost of revenues	(12,389)	—	—
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	Land sale cost of revenues	(83,576)	(1,105)	901
Insurance reserve adjustments (see Note 11)	Selling, general and administrative expenses	95,120	55,243	62,183
Write-offs of insurance receivables (see Note 11)	Selling, general and administrative expenses	(29,624)	—	—
Restructuring costs from corporate office relocation and other actions	Selling, general and administrative expenses	—	(10,030)	(3,826)
	Other expense, net	—	(11,643)	(2,463)
Write-offs of deposits and pre-acquisition costs (see Note 2)	Other expense, net	(11,367)	(17,157)	(5,021)
Impairments of unconsolidated entities (see Note 2)	Other expense, net	(8,017)	—	—
Applecross matter (see Note 11)	Other expense, net	—	—	(20,000)
Settlement of disputed land transaction (see Note 11)	Other expense, net	—	(15,000)	—
		$(138,805)	$(766)	$24,427

For additional information on the above, see the applicable Notes to the Consolidated Financial Statements.

•
The increase in Financial Services income in 2017 compared with 2016 and 2015 was primarily due to an increase in mortgage origination volume resulting from higher volumes in the Homebuilding segment, partially offset by lower revenue per loan as the mortgage origination market has become more competitive. During 2015, we reduced our loan origination liabilities by $11.4 million, which favorably impacted Financial Services income. See Note 11.

•
Our effective tax rate was 52.4%, 35.5% and 39.5% for 2017, 2016, and 2015, respectively. The effective tax rate for 2017 reflects the impact of the Tax Act, enacted on December 22, 2017. In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional amount of net tax expense of $172.1 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax balance and other effects. See Note 8.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2017	FY 2017 vs. FY 2016	2016	FY 2016 vs. FY 2015	2015
Home sale revenues	$8,323,984	12%	$7,451,315	29%	$5,792,675
Land sale revenues	57,106	58%	36,035	(26)%	48,536
Total Homebuilding revenues	8,381,090	12%	7,487,350	28%	5,841,211
Home sale cost of revenues (a)	(6,461,152)	16%	(5,587,974)	32%	(4,235,945)
Land sale cost of revenues (b)	(134,449)	319%	(32,115)	(10)%	(35,858)
Selling, general, and administrative expenses ("SG&A") (c)	(891,581)	(7)%	(957,150)	20%	(794,728)
Other expense, net (d)	(28,576)	(42)%	(49,345)	184%	(17,363)
Income before income taxes	$865,332	1%	$860,766	14%	$757,317
Supplemental data:
Gross margin from home sales (a)	22.4%	(260) bps	25.0%	(190) bps	26.9%
SG&A % of home sale revenues (c)	10.7%	(210) bps	12.8%	(90) bps	13.7%
Closings (units)	21,052	6%	19,951	16%	17,127
Average selling price	$395	6%	$373	10%	$338
Net new orders (e):
Units	22,626	11%	20,326	13%	18,008
Dollars	$9,361,534	21%	$7,753,399	23%	$6,305,380
Cancellation rate	14%		15%		14%
Active communities at December 31	790	9%	726	17%	620
Backlog at December 31:
Units	8,996	21%	7,422	10%	6,731
Dollars	$3,979,064	35%	$2,941,512	20%	$2,456,565

(a)
Includes the amortization of capitalized interest; land inventory impairments of $89.0 million in 2017, $1.1 million in 2016, and $7.3 million in 2015 (see Note 2); and a warranty charge of $12.4 million related to a closed-out community (see Note 11) in 2017.

(b)	Includes net realizable value adjustments on land held for sale of $83.6 million, $1.1 million, and $(0.9) million in 2017, 2016, and 2015, respectively (see Note 2).

(c)
Includes write-offs of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017; general liability insurance reserve reversals of $95.1 million, $55.2 million and $62.2 million in 2017, 2016, and 2015, respectively (see Note 11); and restructuring costs from corporate office relocation and other actions of $10.0 million and $3.8 million in 2016 and 2015, respectively.

(d)
Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2); $15.0 million in 2016 related to the settlement of a disputed land transaction; $20.0 million in 2015 resulting from the Applecross matter (see Note 11); and restructuring costs from corporate office relocation and other actions of $11.6 million and $2.5 million in 2016 and 2015, respectively. See "Other expense, net" for a table summarizing other significant items.

(e)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2017 were higher than 2016 by $0.9 billion, or 12%. The increase was attributable to a 6% increase in the average selling price and a 6% increase in closings. The increase in closings reflects the significant land investments we have made and the resulting increase in our active communities. These increased closings occurred despite the disruption in our operations caused by Hurricane Harvey in Houston, Texas, and Hurricane Irma in Florida, as well as permitting and other municipal approval delays in certain communities. The higher average selling price for 2017 reflected a shift toward move-up homebuyers.

Home sale revenues for 2016 were higher than 2015 by $1.7 billion, or 29%. The increase was attributable to a 10% increase in the average selling price and a 16% increase in closings. These increases reflect the impact of communities acquired from Wieland during the period, which contributed 6% to the growth in revenue, 4% to the growth in closings and 1% to the increase in average selling price. Excluding the communities acquired from Wieland, the increase in closings reflects the significant investments we made in opening new communities combined with improved demand. The increase in average selling price reflected a shift in our revenue mix toward move-up homebuyers.

Home sale gross margins

Home sale gross margins were 22.4% in 2017, compared with 25.0% in 2016 and 26.9% in 2015. Our results in 2017 include the effect of the aforementioned land inventory impairments totaling $89.0 million (see Note 2) and a warranty charge of $12.4 million (See Note 11). Combined, these factors reduced gross margin in 2017 by 120 basis points. The assets acquired from Wieland contributed 60 basis points to the decrease in 2016, primarily as the result of required fair value adjustments associated with the acquired homes in production and related lots. Gross margins remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, relatively stable pricing conditions in 2017 following strong pricing conditions in 2016 and 2015, and lower amortized interest costs (1.7%, 1.7%, and 2.4% of home sale revenues in 2017, 2016, and 2015, respectively) combined with higher house construction and land costs as the supply chain has responded to the housing recovery.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed net gains (losses) of $(77.3) million, $3.9 million, and $12.7 million in 2017, 2016, and 2015, respectively. The loss in 2017 resulted from the aforementioned net realizable value charges of $83.6 million (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 10.7% and 12.8% in 2017 and 2016, respectively. The gross dollar amount of our SG&A decreased $65.6 million, or 7%, in 2017 compared with 2016. SG&A includes the aforementioned insurance receivable write-offs of $29.6 million in 2017 and general liability insurance reserve reversals of $95.1 million and $55.2 million in 2017 and 2016, respectively, resulting from favorable claims experience (see Note 11). Excluding these items, the improvement in our year-over-year SG&A leverage was primarily attributable to cost efficiencies realized in late 2016 that continued into 2017.

SG&A as a percentage of home sale revenues was 12.8% and 13.7% in 2016 and 2015, respectively. The gross dollar amount of our SG&A increased $162.4 million, or 20%, in 2016 compared with 2015. SG&A included general liability insurance reserve reversals of $55.2 million and $62.2 million in 2016 and 2015, respectively (see Note 11). SG&A also reflects restructuring costs of $10.0 million in 2016 associated with actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013. Excluding these items, the improvement in our year-over-year SG&A leverage was even greater. The increase in gross dollar SG&A reflects the addition of field resources and other variable costs related to increased production volumes combined with higher costs related to healthcare and professional fees. Additionally, SG&A for 2016 reflects the impact of transaction and integration costs associated with the assets acquired from Wieland in January 2016 (see Note 1).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2017	2016	2015
Write-offs of deposits and pre-acquisition costs (Note 2)	$11,367	$17,157	$5,021
Lease exit and related costs (a)	1,729	11,643	2,463
Amortization of intangible assets (Note 1)	13,800	13,800	12,900
Interest income	(2,537)	(3,236)	(3,107)
Interest expense	503	686	788
Equity in (earnings) loss of unconsolidated entities (Note 4) (b)	1,985	(8,337)	(7,355)
Miscellaneous, net (c)	1,729	17,632	6,653
Total other expense, net	$28,576	$49,345	$17,363

(a)
Lease exit and related costs for 2016 and 2015 resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

(c)
Miscellaneous, net includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 11).

Net new orders

Net new orders increased 11% in 2017 compared with 2016. The increase resulted primarily from the higher number of active communities, which increased 9% to 790 at December 31, 2017. Net new orders in dollars increased by 21% compared with 2016 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) decreased in 2017 from 2016 at 14% and 15%, respectively. Ending backlog units, which represent orders for homes that have not yet closed, increased 21% at December 31, 2017 compared with December 31, 2016 as measured in units and increased 35% over the prior year period as measured in dollars. The higher average sales price when compared to 2016 also contributed to the higher backlog dollars.

Net new orders increased 13% in 2016 compared with 2015. The increase resulted from improved sales per community combined with selling from a larger number of active communities, which increased 17% to 726 active communities at December 31, 2016. The communities acquired from Wieland contributed to this growth in units by 4%. Excluding the Wieland assets, our growth in net new order units resulted from the higher number of active communities combined with a small improvement in sales pace per community. The cancellation rate increased slightly in 2016 from 2015 at 15% and 14%, respectively. Ending backlog units increased 10% at December 31, 2016 compared with December 31, 2015 and increased 20% as measured in dollars due to the increase in average selling price. The higher average sales price also contributed to the higher backlog dollars.

Homes in production

The following is a summary of our homes in production at December 31, 2017 and 2016:

	2017	2016
Sold	6,246	5,138
Unsold
Under construction	1,973	1,703
Completed	637	645
	2,610	2,348
Models	1,148	1,072
Total	10,004	8,558

The number of homes in production at December 31, 2017 was 17% higher compared to December 31, 2016. The increase in homes under production was due to a combination of factors, including a 9% increase in active communities and higher net new order volume, resulting in a 21% increase in ending backlog units. As part of our inventory management strategy, we will continue to maintain reasonable inventory levels relative to demand in each of our markets, though inventory levels tend to fluctuate throughout the year.

Controlled lots

The following is a summary of our lots under control at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,194	5,569	10,763	6,296	4,019	10,315
Southeast	15,404	11,085	26,489	16,050	8,232	24,282
Florida	18,458	11,887	30,345	22,164	8,470	30,634
Midwest	10,612	9,196	19,808	11,800	8,639	20,439
Texas	13,923	8,320	22,243	13,541	9,802	23,343
West	25,662	6,099	31,761	29,428	4,817	34,245
Total	89,253	52,156	141,409	99,279	43,979	143,258

Developed (%)	37%	20%	31%	31%	19%	28%

Of our controlled lots, 89,253 and 99,279 were owned and 52,156 and 43,979 were under land option agreements at December 31, 2017 and 2016, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.5 billion at December 31, 2017. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $208.0 million, of which $11.8 million is refundable, at December 31, 2017.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2017, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2017	FY 2017 vs. FY 2016	2016	FY 2016 vs. FY 2015	2015
Home sale revenues:
Northeast	$693,624	—%	$696,003	2%	$679,082
Southeast (a)	1,556,615	5%	1,485,809	40%	1,058,055
Florida	1,469,005	15%	1,274,237	26%	1,012,391
Midwest	1,435,692	16%	1,233,110	22%	1,012,460
Texas	1,166,843	13%	1,033,387	23%	840,766
West	2,002,205	16%	1,728,769	45%	1,189,921
	$8,323,984	12%	$7,451,315	29%	$5,792,675
Income before income taxes (b):
Northeast (c)	$21,190	(74)%	$81,991	(1)%	$82,616
Southeast (a)	122,532	(16)%	145,011	(16)%	172,330
Florida (d)	208,825	2%	205,049	4%	196,525
Midwest	178,231	48%	120,159	31%	91,745
Texas	182,862	20%	152,355	26%	121,329
West	229,504	2%	225,771	33%	169,394
Other homebuilding (e)	(77,812)	(12)%	(69,570)	9%	(76,622)
	$865,332	1%	$860,766	14%	$757,317
Closings (units):
Northeast	1,335	(6)%	1,418	(5)%	1,496
Southeast (a)	3,888	—%	3,901	19%	3,276
Florida	3,861	12%	3,441	19%	2,896
Midwest	3,696	8%	3,418	15%	2,961
Texas	4,107	10%	3,726	11%	3,357
West	4,165	3%	4,047	29%	3,141
	21,052	6%	$19,951	16%	17,127
Average selling price:
Northeast	$520	6%	$491	8%	$454
Southeast (a)	400	5%	381	18%	323
Florida	380	3%	370	6%	350
Midwest	388	8%	361	6%	342
Texas	284	2%	277	11%	250
West	481	13%	427	13%	379
	$395	6%	$373	10%	$338

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Includes land-related charges of $191.9 million, $19.3 million, and $11.5 million in 2017, 2016, and 2015, respectively (see Note 2).

(c)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 11).

(d)	Florida includes a warranty charge of $12.4 million in 2017 related to a closed-out community (see Note 11).

(e)
Other homebuilding includes amortization of intangible assets and capitalized interest and other items not allocated to the operating segments, including write-offs of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017 and general liability insurance reserve reversals of $95.1 million, $55.2 million, and $62.2 million in 2017, 2016, and 2015, respectively (see Note 11).

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2017	FY 2017 vs. FY 2016	2016	FY 2016 vs. FY 2015	2015
Net new orders - units:
Northeast	1,460	7%	1,361	(8)%	1,479
Southeast (a)	4,233	11%	3,810	10%	3,454
Florida	4,121	15%	3,585	13%	3,168
Midwest	3,876	7%	3,636	27%	2,862
Texas	4,121	9%	3,793	11%	3,429
West	4,815	16%	4,141	15%	3,616
	22,626	11%	20,326	13%	18,008
Net new orders - dollars:
Northeast	$757,679	12%	$674,066	—%	$674,637
Southeast (a)	1,691,020	14%	1,483,139	28%	1,160,590
Florida	1,594,367	19%	1,340,181	16%	1,152,705
Midwest	1,523,153	13%	1,351,828	32%	1,024,784
Texas	1,214,149	15%	1,060,217	17%	905,003
West	2,581,166	40%	1,843,968	33%	1,387,661
	$9,361,534	21%	$7,753,399	23%	$6,305,380
Cancellation rates:
Northeast	12%		11%		12%
Southeast (a)	12%		15%		10%
Florida	12%		12%		11%
Midwest	11%		12%		13%
Texas	18%		18%		19%
West	16%		19%		18%
	14%		15%		14%
Unit backlog:
Northeast	512	32%	387	(13)%	444
Southeast (a)	1,716	25%	1,371	20%	1,146
Florida	1,678	18%	1,418	11%	1,274
Midwest	1,487	14%	1,307	20%	1,089
Texas	1,426	1%	1,412	5%	1,345
West	2,177	43%	1,527	7%	1,433
	8,996	21%	7,422	10%	6,731
Backlog dollars:
Northeast	$253,650	34%	$189,595	(10)%	$211,532
Southeast (a)	718,166	23%	583,760	45%	403,568
Florida	681,589	23%	556,226	13%	490,282
Midwest	588,539	17%	501,079	31%	382,360
Texas	449,797	12%	402,491	7%	375,660
West	1,287,323	82%	708,361	19%	593,163
	$3,979,064	35%	$2,941,512	20%	$2,456,565

(a)	Southeast includes the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1).

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2017	2016	2015
Land-related charges*:
Northeast	$51,362	$2,079	$3,301
Southeast	55,689	3,089	3,022
Florida	9,702	715	4,555
Midwest	8,917	3,383	2,319
Texas	2,521	515	295
West	56,995	8,960	(2,615)
Other homebuilding	6,726	595	590
	$191,912	$19,336	$11,467

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

The length and complexity of the entitlement process in the Northeast have led to a lack of growth in volumes in recent years. For 2017, Northeast home sale revenues remained flat compared with 2016 due to a 6% decrease in closings offset by a 6% increase in average selling price. The decrease in closings occurred in the New England and Mid-Atlantic markets, while the increased average selling price occurred across all markets. The New England closings decrease was driven primarily by closings delayed as the result of a fire in an attached product building that was under construction and is in the process of being rebuilt. The decreased income before income taxes resulted from lower margins and increased overhead expense across all markets, combined with the aforementioned land-related charges recognized in the period (see Note 2). Net new orders increased across all markets.

For 2016, Northeast home sale revenues increased 2% compared with 2015 due to a 5% decrease in closings offset by an 8% increase in average selling price. The decrease in closings occurred in the Northeast Corridor and Mid-Atlantic markets while the increase in average selling price occurred across all markets. The decreased income before income taxes resulted from lower margins in Mid-Atlantic and increased overhead expense in both Mid-Atlantic and the Northeast Corridor. Net new orders decreased 8%, primarily in the Northeast Corridor and Mid-Atlantic. Northeast income before income taxes also includes a charge of $15.0 million related to the settlement of a disputed land transaction in 2016 and a charge of $20.0 million resulting from the Applecross matter in 2015 (see Note 11).

Southeast:

For 2017, Southeast home sale revenues increased 5% compared with 2016 due to a 5% increase in the average selling price. The increase in the average selling price occurred across all markets except Georgia, while closings decreased in Raleigh, Charlotte and Coastal Carolinas, offset by increases in Georgia and Tennessee. Income before income taxes decreased 16% primarily due to the aforementioned land-related charges, partially offset by lower overhead costs. Net new orders increased 11%, primarily in Georgia and Raleigh.

In 2016, the Southeast was significantly impacted by the acquisition of substantially all of the assets of Wieland in January 2016 (see Note 1). For 2016, Southeast home sale revenues increased 40% compared with 2015 due to an 18% increase in the average selling price combined with a 19% increase in closings. The increases in the average selling price and closings occurred across all markets. These increases were primarily due to contributions from the assets acquired from Wieland. Excluding those closings, revenues still increased compared with the prior year. The decreased income before income taxes resulted from lower gross margins combined with higher overhead costs, including transaction and integration costs associated with the assets acquired from Wieland. Net new orders increased 10% in 2016 primarily due to the assets acquired from Wieland. While demand conditions remained favorable, we experienced some moderation in pace.

Florida:

For 2017, Florida home sale revenues increased 15% compared with 2016 due to a 3% increase in the average selling price combined with a 12% increase in closings. The increase in average selling price occurred across all markets except for North Florida, while the increased closings occurred across all markets. The increased income before income taxes for 2017 resulted primarily from higher revenues. Net new orders increased by 15% in 2017 due primarily to an increase in active communities. Both closings and new orders increased despite the disruption in our operations caused by Hurricane Irma.

For 2016, Florida home sale revenues increased 26% compared with 2015 due to a 6% increase in the average selling price combined with a 19% increase in closings. The increase in the average selling price occurred across all markets. The increased income before income taxes for 2016 resulted from higher revenues. Net new orders increased by 13% in 2016 due primarily to an increase in active communities in North and West Florida.

Midwest:

For 2017, Midwest home sale revenues increased 16% compared with the prior year period due to an 8% increase in closings combined with an 8% increase in the average selling price. The higher revenues and increased closings occurred across all markets. The increased closing volume combined with lower overhead costs led to a 48% increase in income before income taxes. Net new orders increased across all markets except for St. Louis, where we announced our decision to exit the market.

For 2016, Midwest home sale revenues increased 22% compared with the prior year period due to a 15% increase in closings combined with a 6% increase in the average selling price. The increase in closing volumes led to increased income before income taxes. Net new orders increased by 27% in 2016 compared with 2015, and occurred across all markets.

Texas:

For 2017, Texas home sale revenues increased 13% compared with the prior year period due to a 10% increase in closings combined with a 2% increase in the average selling price. The increase in average selling price occurred primarily in Central Texas and San Antonio, while the increase in closings occurred across all markets except for San Antonio. The higher revenues and higher closings led to increased income before income taxes. Net new orders increased 9% across all markets except for San Antonio. Both closings and new orders increased despite the disruption in our Houston operations caused by Hurricane Harvey.

For 2016, Texas home sale revenues increased by 23% compared with the prior year period due to an 11% increase in closings combined with an 11% increase in the average selling price. The increase in average selling price was broad-based across all markets, while the increase in closings occurred across all markets with the exception of San Antonio. The higher revenues and closings led to increased income before income taxes for 2016. Net new orders increased across all markets.

West:

For 2017, West home sale revenues increased 16% compared with the prior year period due to a 3% increase in closings combined with a 13% increase in the average selling price. The increased closings primarily occurred in Southern California, offset by a decrease in Northern California due to permitting and other municipal approval delays in certain communities. The increased average selling price occurred across all markets. Income before income taxes slightly increased due to the increased revenues and reduced overheads, partially offset by the aforementioned land-related charges recognized during the period (see Note 2). Net new orders increased by 16% in 2017 compared with 2016 due to higher order levels across all markets.

For 2016, West home sale revenues increased 45% compared with the prior year period due to a 29% increase in closings combined with a 13% increase in the average selling price. The increased closings and increased average selling price occurred across all markets. The increased income before income taxes resulted from higher revenues and gross margins in all markets except for Southern California. Net new orders increased by 15% in 2016 compared with 2015 due to higher order levels across all divisions except the Pacific Northwest and Southern California.

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

	Years Ended December 31,
	2017	FY 2017 vs. FY 2016	2016	FY 2016 vs. FY 2015	2015
Mortgage operations revenues	$146,358	3%	$142,262	27%	$111,810
Title services revenues	45,802	18%	38,864	34%	28,943
Total Financial Services revenues	192,160	6%	181,126	29%	140,753
Expenses (a)	(119,289)	10%	(108,573)	32%	(82,047)
Other income (expense), net	625	18%	531	—%	—
Income before income taxes	$73,496	1%	$73,084	24%	$58,706
Total originations:
Loans	14,152	6%	13,373	17%	11,435
Principal	$4,127,084	11%	$3,706,745	27%	$2,929,531

(a) Includes net reserve releases for loan origination reserves of $11.4 million in 2015.

	Years Ended December 31,
	2017	2016	2015
Supplemental data:
Capture rate	79.9%	81.2%	82.9%
Average FICO score	749	750	749
Loan application backlog	$2,263,803	$1,670,160	$1,310,173
Funded origination breakdown:
Government (FHA, VA, USDA)	22%	23%	25%
Other agency	70%	70%	69%
Total agency	92%	93%	94%
Non-agency	8%	7%	6%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2017 increased 6% compared with 2016. The increase is primarily related to higher mortgage and title volumes resulting from increased home closings in the Homebuilding segment, partially offset by lower mortgage revenue per loan. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower revenue per loan for us in 2017. Total Financial Services revenues during 2016 increased 29% compared with 2015 due to a higher loan origination volume resulting from higher volumes in the Homebuilding segment combined with higher revenues per loan, which were largely attributable to a higher average loan size combined with favorable market conditions.

Income before income taxes

The increased income before income taxes for 2017 as compared with 2016 is due to increased revenues, especially within our title operations. The increased income before income taxes for 2016 as compared with 2015 is due to higher origination volume and an increase in revenue per loan combined with better overhead leverage along with contributions from our title operations.

During 2016 and 2015, we reduced our loan origination liabilities by net reserve releases of $0.5 million and $11.4 million, respectively, based on probable settlements of various repurchase requests and existing conditions. Such adjustments are reflected in Financial Services expenses. See Note 11 to the Consolidated Financial Statements for additional discussion.

Income Taxes

Our effective tax rate was 52.4%, 35.5% and 39.5% for 2017, 2016, and 2015, respectively. The 2017 effective tax rate differs from the federal statutory rate primarily due to the impacts of the Tax Act, state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and state tax law changes. The 2016 effective tax rate exceeds the federal statutory rate primarily due to state income taxes, the reversal of a portion of our valuation allowance related to a legal entity restructuring, the favorable resolution of certain state income tax matters, the impact on our net deferred tax assets due to changes in business operations and state tax laws, and recognition of energy efficient home credits. The 2015 effective tax rate exceeds the federal statutory rate primarily due to state income taxes and the impact of changes in business operations and state tax laws to our net deferred tax assets.

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

At December 31, 2017, we had unrestricted cash and equivalents of $272.7 million, restricted cash balances of $33.5 million, and $764.5 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

We retired outstanding debt totaling $134.7 million, $986.9 million, and $239.2 million during 2017, 2016, and 2015, respectively. Our ratio of debt to total capitalization, excluding our Financial Services debt, was 42.0% at December 31, 2017.

Unsecured senior notes

In February 2016, we issued $1.0 billion of unsecured senior notes, consisting of $300.0 million of 4.25% senior notes due March 1, 2021, and $700.0 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016 we issued an additional $1.0 billion of unsecured senior notes, consisting of an additional $400.0 million of the 4.25% senior notes due March 1, 2021, and $600.0 million of 5% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of a then existing term loan facility. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. In October 2017, we exercised the accordion feature to increase the maximum borrowing capacity from $750.0 million to $1.0 billion. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $500.0 million at December 31, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or Base Rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $235.5 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at December 31, 2017 and 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $764.5 million and $530.9 million as of December 31, 2017 and 2016, respectively.

Other notes payable

Certain of our local homebuilding operations are party to non-recourse and limited recourse collateralized notes payable with third parties that totaled $20.0 million at December 31, 2017. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within notes payable. The stated interest rates on these notes range up to 7.30%.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2017, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the termination date to August 2018. The maximum aggregate commitment was $475.0 million (with a $50.0 million uncommitted accordion feature to allow for a temporary increase up to $525.0 million) during the seasonally high borrowing period from December 26, 2017 through January 11, 2018. At all other times, the maximum aggregate commitment ranges from $250.0 million to $400.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $437.8 million and $331.6 million outstanding under the Repurchase Agreement at December 31, 2017, and 2016, respectively, and was in compliance with its covenants and requirements as of such dates.

Share repurchase programs

In previous years, our Board of Directors authorized and announced a share repurchase program. In July 2016, our Board of Directors approved an increase of $1 billion to such authorization. We repurchased 35.4 million, 30.9 million, and 21.2 million shares in 2017, 2016, and 2015, respectively, for a total of $910.3 million, $600.0 million, and $433.7 million in 2017, 2016, and 2015, respectively, under these programs. At December 31, 2017, we had remaining authorization to repurchase $94.4 million of common shares. On January 25, 2018 our Board of Directors increased our repurchase authorization by $500.0 million.

Dividends

Our declared quarterly cash dividends totaled $110.0 million, $122.2 million, and $117.9 million in 2017, 2016, and 2015, respectively.

Cash flows

Operating activities

Our net cash provided by operating activities in 2017 was $663.1 million, compared with net cash provided by operating activities of $68.3 million in 2016 and net cash used in operating activities of $337.6 million in 2015. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale. Our positive cash flow from operations for 2017 was primarily due to income before income taxes of $938.8 million, which included $191.9 million in non-cash land-related charges. These were partially offset by a net increase in inventories of $569.0 million resulting from ongoing land acquisition and development investment to support future growth combined with additional house inventory to support the higher backlog.

Our positive cash flow from operations for 2016 was primarily due to our income before income taxes of $933.9 million, which was largely offset by a net increase in inventories of $897.1 million resulting from increased land investment combined with a net increase in residential mortgage loans available-for-sale of $99.5 million.

Our negative cash flow from operations for 2015 was primarily due to a net increase in inventories of $917.3 million resulting from increased land investment, combined with a net increase in residential mortgage loans available-for-sale of $104.6 million, partially offset by our income before income taxes of $816.0 million.

Investing activities

Net cash used in investing activities totaled $50.2 million in 2017, compared with $471.2 million in 2016 and $34.6 million in 2015. The use of cash from investing activities in 2017 was primarily due to $32.1 million of capital expenditures and $23.0 million for investments in unconsolidated subsidiaries. The use of cash from investing activities in 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1). The use of cash from investing activities in 2015 was primarily due to $45.4 million of capital expenditures and an $8.6 million increase in residential mortgage loans held for investment.

Financing activities

Net cash used in financing activities was $1.0 billion in 2017, compared with net cash provided by financing activities of $350.7 million and net cash used in financing activities of $161.6 million during 2016 and 2015, respectively. The net cash used in financing activities for 2017 resulted primarily from the repurchase of 35.4 million common shares for $910.3 million under our repurchase authorization, repayments of debt of $134.7 million, and cash dividends of $112.7 million, partially offset by net borrowings of $106.2 million under the Repurchase Agreement related to a seasonal increase in residential mortgage loans available-for-sale.

Repayments of debt were $986.9 million and $239.2 million in 2016 and 2015, respectively, offset by incremental borrowings of $63.7 million and $127.6 million under the Repurchase Agreement during 2016 and 2015, respectively. Cash provided by financing activities for 2016 resulted primarily from the proceeds of the unsecured senior notes issuance for $2.0 billion, offset by the repurchase of 30.9 million common shares for $600.0 million and cash dividend of $124.7 million. Cash used in financing activities for 2015 was offset by $498.1 million of proceeds from the previously existing term loan facility executed in 2015, and also includes dividend payments of $116.0 million, and the repurchase of common shares under our share repurchase authorization for $442.7 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2017:

	Payments Due by Period ($000’s omitted)
	Total	2018	2019-2020	2021-2022	After 2022
Contractual obligations:
Notes payable (a)	$4,725,126	$166,783	$351,239	$986,125	$3,220,979
Operating lease obligations	118,125	25,040	40,359	21,217	31,509
Total contractual obligations (b)	$4,843,251	$191,823	$391,598	$1,007,342	$3,252,488

(a)	Represents principal and interest payments related to our senior notes and limited recourse collateralized financing arrangements.

(b)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2017, we had $208.0 million of deposits and pre-acquisition costs, of which $11.8 million is refundable, relating to option agreements to acquire 52,156 lots with a remaining purchase price of $2.5 billion. We expect to acquire the majority of such land within the next two years.

We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 - 2017. At December 31, 2017, we had $48.6 million of gross unrecognized tax benefits and $4.9 million of related accrued interest and penalties.

The following table summarizes our other commercial commitments as of December 31, 2017:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2018	2019-2020	2021-2022	After 2022
Other commercial commitments:
Guarantor credit facilities (a)	$1,000,000	$—	$1,000,000	$—	$—
Non-guarantor credit facilities (b)	475,000	475,000	—	—	—
Total commercial commitments (c)	$1,475,000	$475,000	$1,000,000	$—	$—

(a)
The $1.0 billion in 2019-2020 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding, and $235.5 million of letters of credit were issued at December 31, 2017.

(b)
Represents the capacity of the Repurchase Agreement, of which $437.8 million was outstanding at December 31, 2017. The capacity of $475.0 million is effective through January 12, 2018 after which it ranges from $250.0 million to $400.0 million until its expiration in August 2018.

(c)	The above table excludes an aggregate $1.2 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2017, we had outstanding letters of credit of $235.5 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at December 31, 2017, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2017, these agreements had an aggregate remaining purchase price of $2.5 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At December 31, 2017, aggregate outstanding debt of unconsolidated joint ventures was $59.5 million, of which $56.3 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. See Note 4 to the Consolidated Financial Statements for additional information.

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

Revenue recognition

Homebuilding – Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the homebuyer. In situations where the homebuyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the homebuyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing.

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2016 and 2015, we reduced our loan origination liabilities by net reserve releases of $0.5 million and $11.4 million, respectively, based on probable settlements of various repurchase requests and existing conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the ongoing volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost per claim. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates.

Income taxes

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time. While we continue to evaluate the effects of the Tax Act enacted in December 2017, including the remeasurement of our deferred tax assets and liabilities, we reduced our deferred tax assets by $172.1 million in 2017 to reflect the lower U.S. corporate income tax rate.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions. Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to income taxes and unrecognized tax benefits are recognized as a component of income tax expense (benefit).

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

Our recorded reserves for all such claims totaled $758.8 million and $831.1 million at December 31, 2017 and 2016, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% and 70% of the total general liability reserves at December 31, 2017 and 2016, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $650 million to $875 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2017, 2016, and 2015, we reduced general liability reserves by $95.1 million, $55.2 million, and $29.6 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. During 2015, we also recorded a general liability reserve reversal of $32.6 million, resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure.

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Our receivables from insurance carriers totaled $213.4 million and $307.3 million at December 31, 2017 and 2016, respectively, and we recorded write-offs of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. We believe collection of these insurance receivables is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2017 and 2016 ($000’s omitted).

	As of December 31, 2017 for the Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$508	$8,423	$9,539	$700,000	$—	$2,300,000	$3,018,470	$3,262,221
Average interest rate	3.00%	4.07%	3.98%	4.25%	—%	5.90%	5.50%

Variable rate debt (a)	$438,657	$701	$—	$—	$—	$—	$439,358	$439,358
Average interest rate	3.72%	7.3%	—%	—%	—%	—%	3.7%

	As of December 31, 2016 for the Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$134,482	$—	$3,900	$3,900	$700,000	$2,300,000	$3,142,282	$3,131,579
Average interest rate	7.12%	—%	5.00%	5.00%	4.25%	7.19%	5.58%

Variable rate debt (a)	$331,621	$—	$—	$—	$—	$—	$331,621	$331,621
Average interest rate	2.89%	—%	—%	—%	—%	—%	2.89%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no amounts outstanding under our Revolving Credit Facility at either December 31, 2017 or 2016.

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

At December 31, 2017 and 2016, residential mortgage loans available-for-sale had an aggregate fair value of $570.6 million and $539.5 million, respectively. At December 31, 2017 and 2016, we had aggregate interest rate lock commitments of $210.9 million and $273.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $522.0 million and $610.0 million at December 31, 2017 and 2016, respectively, and whole loan investor commitments totaled $203.1 million and $157.6 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws, including, but not limited to the Tax Cuts and Jobs Act which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
($000’s omitted, except per share data)

	2017	2016
ASSETS
Cash and equivalents	$272,683	$698,882
Restricted cash	33,485	24,366
Total cash, cash equivalents, and restricted cash	306,168	723,248
House and land inventory	7,147,130	6,770,655
Land held for sale	68,384	31,728
Residential mortgage loans available-for-sale	570,600	539,496
Investments in unconsolidated entities	62,957	51,447
Other assets	745,123	857,426
Intangible assets	140,992	154,792
Deferred tax assets, net	645,295	1,049,408
	$9,686,649	$10,178,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $72,800 and $99,690 in 2017 and 2016, respectively	$393,815	$405,455
Customer deposits	250,779	187,891
Accrued and other liabilities	1,356,333	1,429,712
Income tax liabilities	86,925	34,860
Financial Services debt	437,804	331,621
Notes payable	3,006,967	3,129,298
Total liabilities	5,532,623	5,518,837
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 286,752,436 and 319,089,720 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,868	3,191
Additional paid-in capital	3,171,542	3,116,490
Accumulated other comprehensive loss	(445)	(526)
Retained earnings	980,061	1,540,208
Total shareholders’ equity	4,154,026	4,659,363
	$9,686,649	$10,178,200

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2017, 2016, and 2015
(000’s omitted, except per share data)

	2017	2016	2015
Revenues:
Homebuilding
Home sale revenues	$8,323,984	$7,451,315	$5,792,675
Land sale revenues	57,106	36,035	48,536
	8,381,090	7,487,350	5,841,211
Financial Services	192,160	181,126	140,753
Total revenues	8,573,250	7,668,476	5,981,964

Homebuilding Cost of Revenues:
Home sale cost of revenues	(6,461,152)	(5,587,974)	(4,235,945)
Land sale cost of revenues	(134,449)	(32,115)	(35,858)
	(6,595,601)	(5,620,089)	(4,271,803)

Financial Services expenses	(119,289)	(108,573)	(82,047)
Selling, general, and administrative expenses	(891,581)	(957,150)	(794,728)
Other expense, net	(27,951)	(48,814)	(17,363)
Income before income taxes	938,828	933,850	816,023
Income tax expense	(491,607)	(331,147)	(321,933)
Net income	$447,221	$602,703	$494,090

Net income per share:
Basic	$1.45	$1.76	$1.38
Diluted	$1.44	$1.75	$1.36
Cash dividends declared	$0.36	$0.36	$0.33

Number of shares used in calculation:
Basic	305,089	339,747	356,576
Effect of dilutive securities	1,725	2,376	3,217
Diluted	306,814	342,123	359,793

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2017, 2016, and 2015
($000’s omitted)

	2017	2016	2015
Net income	$447,221	$602,703	$494,090

Other comprehensive income, net of tax:
Change in value of derivatives	81	83	81
Other comprehensive income	81	83	81

Comprehensive income	$447,302	$602,786	$494,171

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016, and 2015
(000’s omitted, except per share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, December 31, 2014	369,459	$3,695	$3,072,996	$(690)	$1,728,953	$4,804,954
Stock option exercises	904	9	10,525	—	—	10,534
Share issuances, net of cancellations	428	4	7,420	—	—	7,424
Dividends declared	—	—	8	—	(117,881)	(117,873)
Share repurchases	(21,642)	(217)	—	—	(442,521)	(442,738)
Share-based compensation	—	—	16,888	—	—	16,888
Excess tax benefits (deficiencies) from share-based compensation	—	—	(14,035)	—	—	(14,035)
Net income	—	—	—	—	494,090	494,090
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2015	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	498	5	5,840	—	—	5,845
Share issuances, net of cancellations	530	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(122,240)	(122,240)
Share repurchases	(31,087)	(310)	—	—	(602,896)	(603,206)
Share-based compensation	—	—	18,626	—	—	18,626
Excess tax benefits (deficiencies) from share-based compensation	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	602,703	602,703
Other comprehensive income	—	—	—	83	—	83
Shareholders' Equity, December 31, 2016	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,644	18,238
Stock option exercises	2,352	24	27,696	—	—	27,720
Share issuances, net of cancellations	730	10	3,555	—	—	3,565
Dividends declared	—	—	—	—	(110,046)	(110,046)
Share repurchases	(35,420)	(357)	—	—	(915,966)	(916,323)
Share-based compensation	—	—	24,207	—	—	24,207
Net income	—	—	—	—	447,221	447,221
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016, and 2015
($000’s omitted)

	2017	2016	2015
Cash flows from operating activities:
Net income	$447,221	$602,703	$494,090
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	422,307	334,787	311,699
Land-related charges	191,913	19,357	11,467
Depreciation and amortization	50,998	54,007	46,222
Share-based compensation expense	33,683	22,228	24,752
Loss on debt retirements	—	657	—
Other, net	(1,789)	1,614	(4,865)
Increase (decrease) in cash due to:
Inventories	(569,030)	(897,092)	(917,298)
Residential mortgage loans available-for-sale	(33,009)	(99,527)	(104,609)
Other assets	55,099	(45,721)	(175,150)
Accounts payable, accrued and other liabilities	65,684	75,257	(23,898)
Net cash provided by (used in) operating activities	663,077	68,270	(337,590)
Cash flows from investing activities:
Capital expenditures	(32,051)	(39,295)	(45,440)
Investment in unconsolidated subsidiaries	(23,037)	(14,539)	(454)
Cash used for business acquisition	—	(430,458)	—
Other investing activities, net	4,846	13,100	11,330
Net cash used in investing activities	(50,242)	(471,192)	(34,564)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,995,937	498,087
Repayments of debt	(134,747)	(986,919)	(239,193)
Borrowings under revolving credit facility	2,720,000	619,000	125,000
Repayments under revolving credit facility	(2,720,000)	(619,000)	(125,000)
Financial Services borrowings, net	106,183	63,744	127,636
Stock option exercises	27,720	5,845	10,535
Share repurchases	(916,323)	(603,206)	(442,738)
Dividends paid	(112,748)	(124,666)	(115,958)
Net cash provided by (used in) financing activities	(1,029,915)	350,735	(161,631)
Net increase (decrease)	(417,080)	(52,187)	(533,785)
Cash, cash equivalents, and restricted cash at beginning of period	723,248	775,435	1,309,220
Cash, cash equivalents, and restricted cash at end of period	$306,168	$723,248	$775,435

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(942)	$(26,538)	$(4,193)
Income taxes paid (refunded), net	$14,875	$2,743	$(5,654)

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

Reclassifications

Effective with our fourth quarter 2017 reporting, we reclassified limited recourse notes payable to notes payable from accrued and other liabilities and also reclassified certain timing differences between deferred tax assets and deferred tax liabilities. All prior period amounts have been reclassified to conform to the current presentation.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2017 and 2016 also included $80.3 million and $66.5 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer. Total cash, cash equivalents, and restricted cash includes restricted cash balances of $33.5 million and $24.4 million at December 31, 2017 and 2016, respectively.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other expense, net. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 4.

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, was recorded as the result of the Wieland acquisition and totaled $40.4 million at December 31, 2017 and 2016. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets also include tradenames acquired in connection with the 2016 acquisition of Wieland, the 2009 acquisition of Centex, and the 2001 acquisition of Del Webb, all of which are being amortized over 20-year lives. The acquired cost and accumulated amortization of our tradenames were $277.0 million and $176.4 million, respectively, at December 31, 2017, and $277.0 million and $162.6 million, respectively, at December 31, 2016. Amortization expense totaled $13.8 million, $13.8 million and $12.9 million in 2017, 2016, and 2015, respectively, and is expected to be $13.8 million in 2018, $13.8 million in 2019, $13.8 million in 2020, $10.4 million in 2021, and $5.7 million in 2022. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess tradenames for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: model home furniture - two years; office furniture and equipment - three to ten years; and leasehold improvements - life of the lease. Property and equipment are included in other assets and totaled $70.7 million net of accumulated depreciation of $206.5 million at December 31, 2017 and $77.4 million net of accumulated depreciation of $192.9 million at December 31, 2016. Depreciation expense totaled $37.2 million, $40.2 million, and $33.3 million in 2017, 2016, and 2015, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $45.0 million, $50.7 million, and $45.3 million, in 2017, 2016, and 2015, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $15.7 million, $14.6 million, and $12.6 million in 2017, 2016, and 2015, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2017	2016	2015
Write-offs of deposits and pre-acquisition costs (Note 2)	$11,367	$17,157	$5,021
Lease exit and related costs (a)	1,729	11,643	2,463
Amortization of intangible assets (Note 1)	13,800	13,800	12,900
Interest income	(2,537)	(3,236)	(3,107)
Interest expense	503	686	788
Equity in (earnings) loss of unconsolidated entities (Note 4) (b)	1,985	(8,337)	(7,355)
Miscellaneous, net (c)	1,104	17,101	6,653
Total other expense, net	$27,951	$48,814	$17,363

(a)	Lease exit and related costs resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

(c)
Miscellaneous, net includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 11).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered anti-dilutive and excluded from the diluted earnings per share calculation. Our earnings per share excluded 0.1 million, 1.8 million, and 3.9 million potentially dilutive instruments in 2017, 2016, and 2015, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2017	December 31, 2016	December 31, 2015
Numerator:
Net income	$447,221	$602,703	$494,090
Less: earnings distributed to participating securities	(1,192)	(1,100)	(755)
Less: undistributed earnings allocated to participating securities	(3,380)	(3,622)	(2,448)
Numerator for basic earnings per share	$442,649	$597,981	$490,887
Add back: undistributed earnings allocated to participating securities	3,380	3,622	2,448
Less: undistributed earnings reallocated to participating securities	(3,361)	(3,602)	(2,429)
Numerator for diluted earnings per share	$442,668	$598,001	$490,906

Denominator:
Basic shares outstanding	305,089	339,747	356,576
Effect of dilutive securities	1,725	2,376	3,217
Diluted shares outstanding	306,814	342,123	359,793

Earnings per share:
Basic	$1.45	$1.76	$1.38
Diluted	$1.44	$1.75	$1.36

 Share-based compensation

We measure compensation cost for restricted shares and restricted share units at fair value on the grant date. Fair value is determined based on the quoted price of our common shares on the grant date. We recognize compensation expense for restricted shares and restricted share units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 7.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740 which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Significant judgment is required to evaluate uncertain tax positions. Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit). See Note 8.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the homebuyer. In situations where the homebuyer’s financing is originated by Pulte Mortgage and the homebuyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related loan to a third-party investor has been completed. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing. The amount of such deferred profits was not material at either December 31, 2017 or 2016.

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

We generally determine the fair value of a community's inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. See Note 2.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record net realizable value adjustments for land held for sale within Homebuilding land sale cost of revenues. See Note 2.

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net.  See Note 2.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2017 or 2016 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2017		December 31, 2016
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$78,889	$977,480	$68,527	$849,901
Other land options	129,098	1,485,099	126,909	1,252,662
	$207,987	$2,462,579	$195,436	$2,102,563

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Self-insured risks

We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, we retain a significant portion of the overall risk for such claims. We reserve for these costs on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 11.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” See Note 11 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2017 and 2016, residential mortgage loans available-for-sale had an aggregate fair value of $570.6 million and $539.5 million, respectively, and an aggregate outstanding principal balance of $553.5 million and $529.7 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(2.2) million and $2.8 million for the years ended December 31, 2017 and 2016, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2017, 2016, and 2015 were $110.9 million, $109.6 million, and $80.8 million, respectively, and have been included in Financial Services revenues.

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

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2017 and 2016.

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are reviewed

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

annually for impairment, or when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $11.2 million and $8.4 million at December 31, 2017 and 2016, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $9.5 million, $8.0 million, and $6.9 million in 2017, 2016, and 2015, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

 Title services

Revenues associated with our title operations are recognized within Financial Services revenues as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2017 and 2016, we had aggregate IRLCs of $210.9 million and $273.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2017 and 2016, we had unexpired forward contracts of $522.0 million and $610.0 million, respectively, and whole loan investor commitments of $203.1 million and $157.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2017		December 31, 2016
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$5,990	$407	$9,194	$501
Forward contracts	432	817	8,085	1,004
Whole loan commitments	794	941	1,135	863
	$7,216	$2,165	$18,414	$2,368

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. The standard is effective for us for annual and interim periods beginning January 1, 2018, and we will apply the modified retrospective method of adoption to contracts that are not completed as of the date of initial adoption. We have substantially completed our evaluation of the impact of adopting the new revenue standard. Based on our assessment, we do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements. Further, we do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard.

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

We adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), effective January 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Operations as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, we applied the modified retrospective approach and recorded a cumulative-effect adjustment that increased our retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million, as a result of previously unrecognized excess tax benefits (see Note 8). Additionally, the impact of recognizing excess tax benefits and deficiencies in the consolidated statement of operations resulted in a $7.7 million reduction in our income tax expense for 2017. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventory and land held for sale

Major components of inventory at December 31, 2017 and 2016 were ($000’s omitted):

	2017	2016
Homes under construction	$2,421,405	$1,921,259
Land under development	4,135,814	4,072,109
Raw land	589,911	777,287
	$7,147,130	$6,770,655

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2017	2016	2015
Interest in inventory, beginning of period	$186,097	$149,498	$167,638
Interest capitalized	181,719	160,506	120,001
Interest expensed	(141,205)	(123,907)	(138,141)
Interest in inventory, end of period	$226,611	$186,097	$149,498

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2017	2016	2015
Land impairments	Home sale cost of revenues	$88,952	$1,074	$7,347
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	83,576	1,105	(901)
Impairments of unconsolidated entities	Other expense, net	8,017	—	—
Write-offs of deposits and pre-acquisition costs	Other expense, net	11,367	17,157	5,021
Total land-related charges		$191,912	$19,336	$11,467

The 2017 charges were primarily the result of a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. In addition to this strategic review, we recorded impairment charges related to certain communities due to operating performance that was significantly lower than expectations.

The estimated fair values of these land parcels were based on sales contracts or letters of intent, comparisons to market comparable transactions, estimated future net cash flows discounted for inherent risk associated with each underlying asset, or similar information. The estimated cash flows for certain parcels incorporate estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the valuations are specific to each community tested for impairment and typically do not assume improvements in market conditions in the near term. In certain instances, the determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams and ranged from 12% to 25%.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Land held for sale

Land held for sale at December 31, 2017 and 2016 was as follows ($000’s omitted):

	2017	2016
Land held for sale, gross	$142,070	$38,157
Net realizable value reserves	(73,686)	(6,429)
Land held for sale, net	$68,384	$31,728

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $7.3 billion and $1.1 billion in 2017, $6.5 billion and $996.4 million in 2016, and $5.0 billion and $841.5 million in 2015, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2017	2016	2015
Revenues:
Northeast	$693,624	$696,463	$682,112
Southeast (a)	1,563,322	1,491,270	1,058,089
Florida	1,493,953	1,284,753	1,019,733
Midwest	1,449,466	1,234,650	1,020,691
Texas	1,167,750	1,034,673	845,772
West	2,012,975	1,745,541	1,214,814
	8,381,090	7,487,350	5,841,211
Financial Services	192,160	181,126	140,753
Consolidated revenues	$8,573,250	$7,668,476	$5,981,964

Income before income taxes (b):
Northeast (c)	$21,190	$81,991	$82,616
Southeast (a)	122,532	145,011	172,330
Florida (d)	208,825	205,049	196,525
Midwest	178,231	120,159	91,745
Texas	182,862	152,355	121,329
West	229,504	225,771	169,394
Other homebuilding (e)	(77,812)	(69,570)	(76,622)
	865,332	860,766	757,317
Financial Services (f)	73,496	73,084	58,706
Consolidated income before income taxes	$938,828	$933,850	$816,023

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Includes land-related charges of $191.9 million, $19.3 million and $11.5 million in 2017, 2016, and 2015, respectively (see Note 2).

(c)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction and a charge of $20.0 million in 2015 resulting from the Applecross matter (see Note 11).

(d)	Florida includes a warranty charge of $12.4 million in 2017 related to a closed-out community (see Note 11).

(e)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: write-offs of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017; adjustments to general liability insurance reserves of $95.1 million in 2017, $55.2 million in 2016, and $62.2 million in 2015 (see Note 11); and costs associated with the relocation of our corporate headquarters totaling $8.3 million and $4.4 million in 2016 and 2015, respectively.

(f)	Financial Services included reductions in loan origination liabilities totaling $11.4 million in 2015 (see Note 11).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2017	2016	2015
Land-related charges*:
Northeast	$51,362	$2,079	$3,301
Southeast	55,689	3,089	3,022
Florida	9,702	715	4,555
Midwest	8,917	3,383	2,319
Texas	2,521	515	295
West	56,995	8,960	(2,615)
Other homebuilding	6,726	595	590
	$191,912	$19,336	$11,467

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Northeast	$2,392	$2,133	$1,682
Southeast	5,117	5,350	3,492
Florida	4,883	4,955	3,536
Midwest	4,449	5,099	5,019
Texas	3,301	3,673	2,928
West	5,828	6,739	5,995
Other homebuilding (a)	21,326	22,467	20,254
	47,296	50,416	42,906
Financial Services	3,702	3,591	3,316
	$50,998	$54,007	$46,222

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2017	2016	2015
Equity in (earnings) loss of unconsolidated entities:
Northeast	$—	$2	$2
Southeast	—	—	—
Florida	(8)	(10)	2
Midwest	(513)	78	(337)
Texas	—	—	—
West (a)	4,913	(6,759)	(5,107)
Other homebuilding	(1,782)	(1,117)	(1,915)
	2,610	(7,806)	(7,355)
Financial Services	(625)	(531)	—
	$1,985	$(8,337)	$(7,355)

(a)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,413	$327,599	$73,574	$635,586	$791,511
Southeast	433,411	613,626	121,238	1,168,275	1,287,992
Florida	359,651	876,856	109,069	1,345,576	1,481,837
Midwest	299,896	476,694	28,482	805,072	877,282
Texas	251,613	435,018	87,392	774,023	859,847
West	798,706	1,137,940	147,493	2,084,139	2,271,328
Other homebuilding (b)	43,715	268,081	22,663	334,459	1,469,234
	2,421,405	4,135,814	589,911	7,147,130	9,039,031
Financial Services	—	—	—	—	647,618
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,686,649

	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast (a)	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (b)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

	December 31, 2015
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$163,173	$292,631	$121,522	$577,326	$688,610
Southeast	196,456	367,577	139,246	703,279	765,933
Florida	227,910	574,092	97,185	899,187	1,013,543
Midwest	197,738	414,386	68,918	681,042	734,834
Texas	191,424	317,702	107,737	616,863	691,342
West	413,208	1,094,112	222,920	1,730,240	1,924,958
Other homebuilding (b)	18,351	198,566	25,204	242,121	2,861,197
	1,408,260	3,259,066	782,732	5,450,058	8,680,417
Financial Services	—	—	—	—	508,989
	$1,408,260	$3,259,066	$782,732	$5,450,058	$9,189,406

(a)	Southeast includes the acquisition in January 2016 of substantially all of the assets of Wieland (see Note 1).

(b)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2017	2016
Investments in Joint ventures with limited recourse debt	$37,063	$—
Investments in joint ventures with debt non-recourse to PulteGroup	3,567	33,436
Investments in other active joint ventures	22,327	18,011
Total investments in unconsolidated entities	$62,957	$51,447

Total joint venture debt	$59,544	$4,605

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$28,157	$—
Joint venture debt non-recourse to PulteGroup	700	1,349
PulteGroup's total proportionate share of joint venture debt	$28,857	$1,349

In 2017, 2016, and 2015, we recognized earnings (losses) from unconsolidated joint ventures of $(2.0) million, $8.3 million, and $7.4 million, respectively. We received distributions from our unconsolidated joint ventures of $9.4 million, $10.9 million, and $6.0 million, in 2017, 2016, and 2015, respectively. We made capital contributions of $23.0 million and $14.5 million during 2017 and 2016, respectively, with no significant contributions in 2015.

At December 31, 2017, aggregate outstanding debt of unconsolidated joint ventures was $59.5 million, of which $56.3 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2017	2016
7.625% unsecured senior notes due October 2017	$—	$123,000
4.250% unsecured senior notes due March 2021 (a)	700,000	700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,057)	(12,984)
Total senior notes	$2,986,943	$3,110,016
Other notes payable	20,024	19,282
Notes payable	$3,006,967	$3,129,298
Estimated fair value	$3,263,774	$3,131,579

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2017, we were in compliance with all of the covenants and requirements under the senior notes. Our senior note principal maturities are as follows: 2018 through 2020 - none; 2021 - $700.0 million; thereafter - $2.3 billion. Refer to Note 12 for supplemental consolidating financial information of the Company.

In February 2016, we issued $1.0 billion of unsecured senior notes, consisting of $300.0 million of 4.25% senior notes due March 1, 2021, and $700.0 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016, we issued an additional $1.0 billion of unsecured senior notes, consisting of an additional $400.0 million of the 4.25% senior notes due March 1, 2021, and $600.0 million of 5.00% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of a then existing term loan facility, which resulted in a write-off of $0.7 million of remaining debt issuance costs in 2016. The senior notes issued in 2016 are unsecured obligations, and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and each of the guarantors, respectively. The notes are redeemable at our option at any time up to the date of maturity.

We retired outstanding debt totaling $134.7 million, $986.9 million, and $239.2 million during 2017, 2016, and 2015, respectively. Certain debt retirements occurred prior to the stated maturity dates and resulted in losses totaling $0.7 million in 2016. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees related to the repurchased debt and are reflected in other expense, net.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $20.0 million and $19.3 million at December 31, 2017 and 2016, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.30%.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) that matures in June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the size of the Revolving Credit Facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. In October 2017, we exercised the accordion feature to increase the maximum borrowing capacity from $750.0 million to $1.0 billion. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility with a sublimit of $500.0 million at December 31, 2017. The interest rate on borrowings under the Revolving Credit Facility may be based on either the LIBOR or Base Rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $235.5 million and $219.1 million of letters of credit issued under the Revolving Credit Facility at December 31, 2017 and 2016, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2017, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $764.5 million and $530.9 million as of December 31, 2017 and 2016, respectively.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2017, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the termination date to August 2018. The maximum aggregate commitment was $475.0 million (with a $50.0 million uncommitted accordion feature to allow for a temporary increase up to $525.0 million) during the seasonally high borrowing period from December 26, 2017 through January 11, 2018. At all other times, the maximum aggregate commitment ranges from $250.0 million to $400.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $437.8 million and $331.6 million outstanding under the Repurchase Agreement at December 31, 2017, and 2016, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2017	2016
Available credit lines	$475,000	$360,000
Unused credit lines	$37,196	$28,379
Weighted-average interest rate	3.55%	2.89%

6. Shareholders’ equity

Our declared quarterly cash dividends totaled $110.0 million, $122.2 million, and $117.9 million in 2017, 2016, and 2015, respectively. Under the share repurchase program authorized by our Board of Directors, we repurchased 35.4 million, 30.9 million, and 21.2 million shares in 2017, 2016, and 2015, respectively, for a total of $910.3 million, $600.0 million, and $433.7 million in 2017, 2016, and 2015, respectively. At December 31, 2017, we had remaining authorization to repurchase $94.4 million of common shares. On January 25, 2018 our Board of Directors increased our repurchase authorization by $500.0 million.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2017, 2016, and 2015, employees surrendered shares valued at $6.0 million, $3.2 million, and $9.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted shares, restricted share units ("RSUs"), and performance shares to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. Restricted shares and RSUs generally cliff vest after three years. Both restricted share and RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2017, there were 25.0 million shares that remained available for grant under the plan. Our stock compensation expense for the three years ended December 31, 2017, is presented below ($000's omitted):

	2017	2016	2015
Stock options	$—	$—	$37
Restricted shares (including RSUs and performance shares)	24,207	18,626	16,852
Long-term incentive plans	9,476	3,602	7,863
	$33,683	$22,228	$24,752

Stock options

A summary of stock option activity for the three years ended December 31, 2017, is presented below (000’s omitted, except per share data):

	2017		2016		2015
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	3,623	$12	6,040	$19	9,370	$23
Granted	—	—	—	—	—	—
Exercised	(2,353)	12	(498)	12	(904)	12
Forfeited	(102)	28	(1,919)	34	(2,426)	37
Outstanding, end of year	1,168	$11	3,623	$12	6,040	$19
Options exercisable at year end	1,168	$11	3,623	$12	6,040	$19
Weighted-average per share fair value of options granted during the year	$—		$—		$—

The following table summarizes information about our options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $10.00	264	2.9	$8	264	$8
$10.01 to $20.00	904	1.6	12	904	12
	1,168	1.9	$11	1,168	$11

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We did not issue any stock options during 2017, 2016, or 2015. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2017. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2017, 2016, and 2015 was $31.1 million, $4.5 million, and $9.4 million, respectively. As of December 31, 2017, options outstanding, all of which were exercisable, had an intrinsic value of $25.8 million.

Restricted shares (including RSUs and performance shares)

A summary of restricted share activity, including RSUs and performance shares, for the three years ended December 31, 2017, is presented below (000’s omitted, except per share data):

	2017		2016		2015
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	2,974	$19	2,576	$18	2,890	$15
Granted	1,251	21	1,853	17	932	22
Distributed	(775)	19	(546)	20	(1,090)	10
Forfeited	(179)	19	(909)	12	(156)	19
Outstanding, end of year	3,271	$19	2,974	$19	2,576	$18
Vested, end of year	152	$17	123	$15	89	$14

During 2017, 2016, and 2015, the total fair value of shares vested during the year was $15.0 million, $11.0 million, and $10.2 million, respectively. Unamortized compensation cost related to restricted share awards was $18.6 million at December 31, 2017. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 152,472 RSUs outstanding at December 31, 2017, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $14.0 million and $11.2 million at December 31, 2017 and 2016, respectively.

8. Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) repealing the domestic production activities deduction; (5) limiting the deductibility of certain executive compensation; and (6) limiting certain other deductions.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional amount of net tax expense of $172.1 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax balance and other effects. For various reasons including those discussed below, we have not fully completed our accounting for the income tax effects of the Tax Act. As we were able to make reasonable estimates of the effects of the Tax Act, we recorded provisional amounts.
In connection with the adoption of the Tax Act, we:

–
Remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally at a federal rate of 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Our financial statements include provisional amounts for the impacts of deferred tax revaluation.

–
Evaluated the future deductibility of executive compensation due to the elimination of the performance-based exception as well as the modification of who is treated as a covered person in connection with limiting the deduction. As part of the Tax Act, there is a transition rule for written, binding contracts in place prior to November 2, 2017 related to executive compensation, that have not been modified in any material respect. Further guidance is needed to fully determine the impact of these provisions. Our financial statements include provisional amounts for the impacts of the changes to the deductibility of executive compensation.

–
Performed initial evaluations of the state conformity to the Tax Act. We continue to assess the conformity of each state in which we operate to the Tax Act along with the changes in deductibility of certain expenses at the federal level in order to finalize the impacts on the realizability of our state net NOLs and our related valuation allowances. Our financial statements include provisional amounts for the impacts of state conformity.

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2017	2016	2015
Current expense (benefit)
Federal	$81,101	$9,464	$8,760
State and other	(11,801)	(13,104)	1,474
	$69,300	$(3,640)	$10,234
Deferred expense (benefit)
Federal	$444,695	$312,288	$277,895
State and other	(22,388)	22,499	33,804
	$422,307	$334,787	$311,699
Income tax expense (benefit)	$491,607	$331,147	$321,933

The deferred tax expense associated with the remeasurement of the state NOL carryforwards and related valuation allowances as well as other deferred tax assets are net of federal benefit and included in state deferred tax expense.

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2017	2016	2015
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax	3.1	3.3	2.8
Changes in tax laws, including the Tax Act	18.3	0.5	0.3
Deferred tax asset valuation allowance	(1.1)	(2.2)	0.4
Tax contingencies	(1.0)	(1.3)	0.1
Other	(1.9)	0.2	0.9
Effective rate	52.4%	35.5%	39.5%

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate was 52.4%, 35.5% and 39.5% for 2017, 2016, and 2015, respectively. The 2017 effective tax rate differs from the federal statutory rate primarily due to the impacts of the Tax Act, state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and state tax law changes. The 2016 effective tax rate exceeds the federal statutory rate primarily due to state income taxes, the reversal of a portion of our valuation allowance related to a legal entity restructuring, the favorable resolution of certain state income tax matters, the impact on our net deferred tax assets due to changes in business operations and state tax laws, and recognition of energy efficient home credits. The 2015 effective tax rate exceeds the federal statutory rate primarily due to state income taxes and the impact of changes in business operations and state tax laws to our net deferred tax assets.

As a result of the adoption of ASU No. 2016-09 (see Note 1), excess tax benefits related to equity compensation are recorded as a component of income tax expense. Additionally, we recorded a cumulative-effect adjustment to increase retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million for previously unrecognized excess tax benefits.
Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2017	2016
Deferred tax assets:
Accrued insurance	$117,133	$220,823
Inventory valuation reserves	202,791	359,964
Other reserves	78,271	132,597
NOL carryforwards:
Federal	41,282	187,817
State	248,224	224,316
Alternative minimum tax credit carryforwards	54,965	53,917
Energy and other credit carryforwards	41,763	45,673
	784,429	1,225,107
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(17,895)	(13,054)
Deferral of profit on home sales	(34,769)	(69,391)
Intangibles	(17,860)	(28,391)
	(70,524)	(110,836)
Valuation allowance	(68,610)	(64,863)
Net deferred tax asset	$645,295	$1,049,408

Our federal NOL carryforward deferred tax asset of $41.3 million expires, if unused, between 2031 and 2032. We also have state NOLs in various jurisdictions which may generally be carried forward from 5 to 20 years, depending on the jurisdiction. Our NOL carryforward deferred tax assets will expire if unused at various dates as follows: $26.9 million from 2018 to 2022 and $221.3 million from 2023 and thereafter. In addition, we have federal energy credit carryforwards that expire, if unused, between 2027 and 2036, and alternative minimum tax credits that, if unused in 2018, can be refunded beginning in 2019.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our ability to use certain of Centex’s federal losses and credits is limited by Section 382 of the Internal Revenue Code. We do not believe that this limitation will prevent us from utilizing these Centex losses and credits. We do believe that full utilization of certain state NOL carryforwards will be limited due to Section 382.
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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $48.6 million and $21.5 million of gross unrecognized tax benefits at December 31, 2017 and 2016, respectively. If recognized, $23.4 million and $14.0 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $4.9 million and $12.2 million at December 31, 2017 and 2016, respectively.

It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $40.0 million, excluding interest and penalties, primarily due to potential settlements. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2017	2016	2015
Unrecognized tax benefits, beginning of period	$21,502	$38,992	$32,911
Increases related to tax positions taken during a prior period	20,555	224	5,763
Decreases related to tax positions taken during a prior period	(9,665)	(13,218)	—
Increases related to tax positions taken during the current period	18,895	114	318
Decreases related to settlements with taxing authorities	—	(707)	—
Reductions as a result of a lapse of the applicable statute of limitations	(2,683)	(3,903)	—
Unrecognized tax benefits, end of period	$48,604	$21,502	$38,992

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. As a result of our participation in CAP, federal tax years 2015 and prior are closed. Tax year 2016 is expected to close by the second quarter of 2018. We are also currently under examination by various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 to 2017.

9. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2017	December 31, 2016

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$570,600	$539,496
Interest rate lock commitments	Level 2	5,583	8,693
Forward contracts	Level 2	(385)	7,081
Whole loan commitments	Level 2	(147)	272

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$11,045	$8,920
Land held for sale	Level 2	8,600	1,670

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$306,168	$723,248
Financial Services debt	Level 2	437,804	331,621
Other notes payable	Level 2	20,024	19,282
Senior notes payable	Level 2	3,243,750	3,112,297

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $3.0 billion and $3.1 billion at December 31, 2017 and 2016, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2017	2016
Accounts and notes receivable:
Insurance receivables (Note 11)	$213,407	$307,344
Notes receivable	16,768	29,111
Other receivables	76,309	90,714
	306,484	427,169
Prepaid expenses	116,912	106,748
Deposits and pre-acquisition costs (Note 1)	207,987	195,436
Property and equipment, net (Note 1)	70,706	77,444
Income taxes receivable (Note 8)	6,964	9,272
Other	36,070	41,357
	$745,123	$857,426

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11), municipalities, and vendors. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2017	2016
Self-insurance liabilities (Note 11)	$758,812	$831,058
Compensation-related liabilities	134,008	123,730
Warranty liabilities (Note 11)	72,709	66,134
Accrued interest	50,620	50,793
Loan origination liabilities (Note 11)	34,641	35,114
Other	305,543	322,883
	$1,356,333	$1,429,712

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2017, are as follows ($000’s omitted):

Years Ending December 31,
2018	$25,040
2019	23,561
2020	16,798
2021	11,674
2022	9,543
Thereafter	31,509
Total minimum lease payments	$118,125

Net rental expense for 2017, 2016, and 2015 was $30.8 million, $33.0 million, and $27.7 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment). Estimating the required liability for these potential losses requires a significant level of management judgment. During 2015, we reduced our loan origination liabilities by net reserve releases of $11.4 million based on probable settlements of various repurchase requests and existing conditions. Reserves provided (released) are reflected in Financial Services expenses. Given the volatility in the mortgage industry, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Changes in these liabilities were as follows ($000's omitted):

	2017	2016	2015
Liabilities, beginning of period	$35,114	$46,381	$58,222
Reserves provided (released), net	(50)	506	(11,433)
Payments	(423)	(11,773)	(408)
Liabilities, end of period	$34,641	$35,114	$46,381

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $235.5 million and $1.2 billion, respectively, at December 31, 2017, and $219.1 million and $1.1 billion, respectively, at December 31, 2016. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. During 2016, we settled a contract dispute related to a land transaction that we terminated over ten years ago in response to a collapse in housing demand. As a result of the settlement, we recorded a charge of $15.0 million, which is reflected in other expense, net.

In September 2012, Applecross Club Operations ("Applecross") filed a complaint for breach of contract and promissory estoppel in Applecross v. Pulte Homes of PA, et al. The complaint alleged that we induced Applecross to purchase a golf course from us in 2010 by promising to build over 1,000 residential units in a planned community located outside Philadelphia, Pennsylvania. In September 2015, the jury in the case found in favor of Applecross and awarded damages in the amount of $20.0 million, which we recorded to other expense, net. We have appealed the award and accrued the interest that would be applicable under the award since the date of the verdict.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes to warranty liabilities were as follows ($000’s omitted):

	2017	2016	2015
Warranty liabilities, beginning of period	$66,134	$61,179	$65,389
Reserves provided	50,014	67,169	52,684
Payments	(58,780)	(55,892)	(60,968)
Other adjustments (a)	15,341	(6,322)	4,074
Warranty liabilities, end of period	$72,709	$66,134	$61,179

(a)	Includes a charge of $12.4 million in 2017 related to estimated costs to complete repairs in a closed-out community in Florida.

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

Our recorded reserves for all such claims totaled $758.8 million and $831.1 million at December 31, 2017 and 2016, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% and 70% of the total general liability reserves at December 31, 2017 and 2016, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2017, 2016, and 2015, we reduced general liability reserves by $95.1 million, $55.2 million, and $29.6 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. During 2015, we also recorded a general liability reserve reversal of $32.6 million, resulting from a legal settlement relating to plumbing claims initially reported to us in 2008 and for which our recorded liabilities were adjusted over time based on changes in facts and circumstances. These claims ultimately resulted in a class action lawsuit involving a national vendor and numerous other homebuilders, homebuyers, and insurance companies. In 2015, a global settlement was reached, pursuant to which we funded our agreed upon share of settlement costs, which were significantly lower than our previously estimated exposure. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

Changes in these liabilities were as follows ($000's omitted):

	2017	2016	2015
Balance, beginning of period	$831,058	$924,563	$995,692
Net reserves provided	81,503	97,916	80,860
Adjustments to previously recorded reserves (a)	(97,789)	(57,132)	(64,775)
Payments, net (b)	(55,960)	(134,289)	(87,214)
Balance, end of period	$758,812	$831,058	$924,563

(a)	Includes general liability reserve reversals of $95.1 million, $55.2 million, and $62.2 million in 2017, 2016, and 2015, respectively.

(b)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $213.4 million and $307.3 million at December 31, 2017 and 2016, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. The majority of the decrease in our insurance receivables during 2017 resulted from cash received from our insurance carriers. However, we also recorded write-offs of $29.6 million of insurance receivables associated with the resolution of these matters in 2017.

We are the plaintiff in litigation with certain of our insurance carriers in regard to $71.6 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies. We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Guarantor information

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

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$125,462	$147,221	$—	$272,683
Restricted cash	—	32,339	1,146	—	33,485
Total cash, cash equivalents, and restricted cash	—	157,801	148,367	—	306,168
House and land inventory	—	7,053,087	94,043	—	7,147,130
Land held for sale	—	68,384	—	—	68,384
Residential mortgage loans available- for-sale	—	—	570,600	—	570,600
Investments in unconsolidated entities	—	62,415	542	—	62,957
Other assets	9,417	592,045	143,661	—	745,123
Intangible assets	—	140,992	—	—	140,992
Deferred tax assets, net	646,227	—	(932)	—	645,295
Investments in subsidiaries and intercompany accounts, net	6,661,638	284,983	7,300,127	(14,246,748)	—
	$7,317,282	$8,359,707	$8,256,408	$(14,246,748)	$9,686,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$89,388	$1,636,913	$274,626	$—	$2,000,927
Income tax liabilities	86,925	—	—	—	86,925
Financial Services debt	—	—	437,804	—	437,804
Notes payable	2,986,943	16,911	3,113	—	3,006,967
Total liabilities	3,163,256	1,653,824	715,543	—	5,532,623
Total shareholders’ equity	4,154,026	6,705,883	7,540,865	(14,246,748)	4,154,026
	$7,317,282	$8,359,707	$8,256,408	$(14,246,748)	$9,686,649

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$588,353	$110,529	$—	$698,882
Restricted cash	—	22,832	1,534	—	24,366
Total cash, cash equivalents, and restricted cash	—	611,185	112,063	—	723,248
House and land inventory	—	6,707,392	63,263	—	6,770,655
Land held for sale	—	31,218	510	—	31,728
Residential mortgage loans available- for-sale	—	—	539,496	—	539,496
Investments in unconsolidated entities	105	46,248	5,094	—	51,447
Other assets	12,364	716,923	128,139	—	857,426
Intangible assets	—	154,792	—	—	154,792
Deferred tax assets, net	1,051,351	—	(1,943)	—	1,049,408
Investments in subsidiaries and intercompany accounts, net	6,835,075	(376,748)	6,845,781	(13,304,108)	—
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$94,656	$1,738,454	$189,948	$—	$2,023,058
Income tax liabilities	34,860	—	—	—	34,860
Financial Services debt	—	—	331,621	—	331,621
Notes payable	3,110,016	17,302	1,980	—	3,129,298
Total liabilities	3,239,532	1,755,756	523,549	—	5,518,837
Total shareholders’ equity	4,659,363	6,135,254	7,168,854	(13,304,108)	4,659,363
	$7,898,895	$7,891,010	$7,692,403	$(13,304,108)	$10,178,200

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$8,229,392	$94,592	$—	$8,323,984
Land sale revenues	—	53,280	3,826	—	57,106
	—	8,282,672	98,418	—	8,381,090
Financial Services	—	—	192,160	—	192,160
	—	8,282,672	290,578	—	8,573,250
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(6,385,167)	(75,985)	—	(6,461,152)
Land sale cost of revenues	—	(131,363)	(3,086)	—	(134,449)
	—	(6,516,530)	(79,071)	—	(6,595,601)
Financial Services expenses	—	(527)	(118,762)	—	(119,289)
Selling, general, and administrative expenses	—	(785,266)	(106,315)	—	(891,581)
Other expense, net	(482)	(58,619)	31,150	—	(27,951)
Intercompany interest	(2,485)	—	2,485	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,967)	921,730	20,065	—	938,828
Income tax (expense) benefit	1,127	(483,435)	(9,299)	—	(491,607)
Income (loss) before equity in income (loss) of subsidiaries	(1,840)	438,295	10,766	—	447,221
Equity in income (loss) of subsidiaries	449,061	58,559	226,864	(734,484)	—
Net income (loss)	447,221	496,854	237,630	(734,484)	447,221
Other comprehensive income (loss)	81	—	—	—	81
Comprehensive income (loss)	$447,302	$496,854	$237,630	$(734,484)	$447,302

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$309,757	$328,163	$25,157	$—	$663,077
Cash flows from investing activities:
Capital expenditures	—	(25,432)	(6,619)	—	(32,051)
Investment in unconsolidated subsidiaries	—	(23,037)	—	—	(23,037)
Other investing activities, net	—	5,778	(932)	—	4,846
Net cash provided by (used in) investing activities	—	(42,691)	(7,551)	—	(50,242)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	106,183	—	106,183
Repayments of debt	(123,000)	(10,301)	(1,446)	—	(134,747)
Borrowings under revolving credit facility	2,720,000	—	—	—	2,720,000
Repayments under revolving credit facility	(2,720,000)	—	—	—	(2,720,000)
Stock option exercises	27,720	—	—	—	27,720
Share repurchases	(916,323)	—	—	—	(916,323)
Dividends paid	(112,748)	—	—	—	(112,748)
Intercompany activities, net	814,594	(728,555)	(86,039)	—	—
Net cash provided by (used in) financing activities	(309,757)	(738,856)	18,698	—	(1,029,915)
Net increase (decrease)	—	(453,384)	36,304	—	(417,080)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$157,801	$148,367	$—	$306,168

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2017
Homebuilding:
Revenues	$1,587,061	$1,973,571	$2,083,067	$2,737,391	$8,381,090
Cost of revenues (b)	(1,220,906)	(1,637,536)	(1,589,728)	(2,147,431)	(6,595,601)
Income before income taxes (c)	125,762	103,599	250,463	385,508	865,332
Financial Services:
Revenues	$41,767	$47,275	$46,952	$56,166	$192,160
Income before income taxes	13,503	18,948	17,786	23,259	73,496
Consolidated results:
Revenues	$1,628,828	$2,020,846	$2,130,019	$2,793,557	$8,573,250
Income before income taxes	139,265	122,547	268,249	408,767	938,828
Income tax expense	(47,747)	(21,798)	(90,710)	(331,352)	(491,607)
Net income	$91,518	$100,749	$177,539	$77,415	$447,221
Net income per share:
Basic	$0.29	$0.32	$0.59	$0.26	$1.45
Diluted	$0.28	$0.32	$0.58	$0.26	$1.44
Number of shares used in calculation:
Basic	317,756	312,315	298,538	292,174	305,089
Effect of dilutive securities	2,329	1,565	1,690	1,318	1,725
Diluted	320,085	313,880	300,228	293,492	306,814

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Cost of revenues includes land inventory impairments of $31.5 million and $57.5 million in the 2nd and 4th Quarters, respectively (see Note 2); net realizable value adjustments on land held for sale of $81.0 million in the 2nd Quarter (see Note 2); and a warranty charge of $12.4 million related to a closed-out community in the 2nd Quarter (see Note 11).

(c)
Homebuilding income before income taxes includes an $8.0 million impairment of an investment in an unconsolidated entity in the 2nd Quarter (see Note 2); write-offs of insurance receivables of $15.0 million, $5.3 million, and $9.3 million for the 1st, 3rd, and 4th Quarters, respectively (see Note 11); and reversals of general liability insurance reserves of $19.8 million and $75.3 million in the 2nd and 4th Quarters, respectively (see Note 11).

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

(b)
Homebuilding income before income taxes includes a charge of $15.0 million in the 3rd Quarter related to the settlement of a disputed land transaction (see Note 11) and an adjustment to general liability insurance reserves relating to a reserve reversal of $55.2 million in the 4th Quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1973.

Atlanta, Georgia
February 7, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2017. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2018

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”), which will be filed no later than 120 days after December 31, 2017, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2018 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2018 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “2017 Executive Compensation” and “2017 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(3)	Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:
Exhibit Number and Description

(3)	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Amended and Restated By-laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 5, 2017)

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

(10)	(a)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)*

	(b)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)*

	(c)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

	(d)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(e)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

(f)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

(g)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(h)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

(i)
Amendment Number One to the PulteGroup, Inc. 2013 Stock Incentive Plan dated February 10, 2017 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)*

(j)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)*

	(k)	Form of Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Filed herewith)*

(l)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2013)*

(m)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)*

(n)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)*

(o)
Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2011 )*

(p)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

(q)
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(r)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(s)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

	(t)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(u)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Filed herewith)*

(v)
Amended and Restated Credit Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on July 1, 2016)

(w)
Increase Certificate effective as of October 13, 2017, delivered pursuant to the Amended and Restated Credit Agreement dated as of June 30, 2016 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

(x)
Amended and Restated Master Repurchase Agreement dated September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015)

(y)
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(z)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016
(Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(aa)
Fourth Amendment to Amended and Restated Master Repurchase Agreement dated December 27, 2016
(Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on December 29, 2016)

(ab)
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

(ac)
Letter Agreement, dated July 20, 2016, by and between Elliott Associates, L.P., Elliott International, L.P.
and PulteGroup, Inc. (Incorporated by reference to Exhibit 10(d) of PulteGroup, Inc.'s Form 10-Q, filed with the SEC on July 21, 2016)

(ad)
Letter Agreement by and among William J. Pulte (grandson of the founder), William J. Pulte (founder), William J. Pulte Trust dtd 01/26/90, Joan B. Pulte Trust dtd 01/26/90 and PulteGroup, Inc., dated September 8, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(ae)
Transition Agreement by and between PulteGroup, Inc. and Richard J. Dugas, Jr., dated September 8, 2016 (Incorporated by reference to Exhibit 10.2 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)*

(12)		Ratio of Earnings to Fixed Charges at December 31, 2017 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 7, 2018	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 7, 2018

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ James L. Ossowski
Ryan R. Marshall	Robert T. O'Shaughnessy		James L. Ossowski
President and Chief Executive Officer (Principal Executive Officer), and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Senior Vice President, Finance (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Non-Executive Chairman of Board of Directors	}

Richard W. Dreiling	Member of Board of Directors	}

Thomas J. Folliard	Member of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Joshua Gotbaum	Member of Board of Directors	}	Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

André J. Hawaux	Member of Board of Directors	}

Patrick J. O’Leary	Member of Board of Directors	}

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

William J. Pulte	Member of Board of Directors	}