Form 10-Q
period 2018-03-31
PULTEGROUP INC/MI/
filed 2018-04-24
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
YES [ ]  NO  [X]

Number of common shares outstanding as of April 19, 2018: 285,524,839 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$150,821	$272,683
Restricted cash	33,966	33,485
Total cash, cash equivalents, and restricted cash	184,787	306,168
House and land inventory	7,465,028	7,147,130
Land held for sale	69,522	68,384
Residential mortgage loans available-for-sale	385,453	570,600
Investments in unconsolidated entities	64,810	62,957
Other assets	784,355	745,123
Intangible assets	137,542	140,992
Deferred tax assets, net	614,898	645,295
	$9,706,395	$9,686,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$446,304	$393,815
Customer deposits	308,864	250,779
Accrued and other liabilities	1,226,233	1,356,333
Income tax liabilities	115,667	86,925
Financial Services debt	246,952	437,804
Notes payable	3,087,718	3,006,967
	5,431,738	5,532,623
Shareholders' equity	4,274,657	4,154,026
	$9,706,395	$9,686,649

Note: The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Homebuilding
Home sale revenues	$1,911,598	$1,585,421
Land sale and other revenues	12,557	2,690
	1,924,155	1,588,111
Financial Services	45,938	41,767
Total revenues	1,970,093	1,629,878

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,459,940)	(1,217,678)
Land sale cost of revenues	(11,548)	(3,228)
	(1,471,488)	(1,220,906)

Financial Services expenses	(32,213)	(28,367)
Selling, general, and administrative expenses	(240,893)	(236,268)
Other expense, net	(1,308)	(5,072)
Income before income taxes	224,191	139,265
Income tax expense	(53,440)	(47,747)
Net income	$170,751	$91,518

Per share:
Basic earnings	$0.59	$0.29
Diluted earnings	$0.59	$0.28
Cash dividends declared	$0.09	$0.09

Number of shares used in calculation:
Basic	286,683	317,756
Effect of dilutive securities	1,343	2,329
Diluted	288,026	320,085

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$170,751	$91,518

Other comprehensive income, net of tax:
Change in value of derivatives	21	21
Other comprehensive income	21	21

Comprehensive income	$170,772	$91,539

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2018	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	284	3	2,720	—	—	2,723
Share issuances, net of cancellations	783	8	3,477	—	—	3,485
Dividends declared	—	—	—	—	(26,051)	(26,051)
Share repurchases	(1,941)	(20)	—	—	(59,471)	(59,491)
Share-based compensation	—	—	6,782	—	—	6,782
Net income	—	—	—	—	170,751	170,751
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2018	285,878	$2,859	$3,184,521	$(424)	$1,087,701	$4,274,657

Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change	—	—	(406)	—	18,643	18,237
Stock option exercises	961	10	11,108	—	—	11,118
Share issuances, net of cancellations	677	10	3,556	—	—	3,566
Dividends declared	—	—	—	—	(28,838)	(28,838)
Share repurchases	(4,696)	(50)	—	—	(105,472)	(105,522)
Share-based compensation	—	—	10,682	—	—	10,682
Net income	—	—	—	—	91,518	91,518
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2017	316,032	$3,161	$3,141,430	$(505)	$1,516,059	$4,660,145

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$170,751	$91,518
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	23,479	39,226
Land-related charges	3,419	3,535
Depreciation and amortization	11,890	13,209
Share-based compensation expense	8,451	14,161
Other, net	(793)	555
Increase (decrease) in cash due to:
Inventories	(237,169)	(267,014)
Residential mortgage loans available-for-sale	185,147	194,117
Other assets	(9,246)	21,858
Accounts payable, accrued and other liabilities	13,084	(71,362)
Net cash provided by (used in) operating activities	169,013	39,803
Cash flows from investing activities:
Capital expenditures	(15,428)	(9,996)
Investments in unconsolidated entities	(1,000)	(14,802)
Other investing activities, net	452	1,423
Net cash used in investing activities	(15,976)	(23,375)
Cash flows from financing activities:
Repayments of debt	(451)	(1,067)
Borrowings under revolving credit facility	768,000	—
Repayments under revolving credit facility	(768,000)	—
Financial Services borrowings (repayments)	(190,852)	(191,240)
Stock option exercises	2,723	11,118
Share repurchases	(59,491)	(105,522)
Dividends paid	(26,347)	(29,102)
Net cash provided by (used in) financing activities	(274,418)	(315,813)
Net increase (decrease)	(121,381)	(299,385)
Cash, cash equivalents, and restricted cash at beginning of period	306,168	723,248
Cash, cash equivalents, and restricted cash at end of period	$184,787	$423,863

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$30,109	$12,830
Income taxes paid (refunded), net	$631	$1,043

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also engage in mortgage banking operations, conducted through Pulte Mortgage LLC (“Pulte Mortgage”), title services, and insurance brokerage operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2018	2017
Write-offs of deposits and pre-acquisition costs	$(2,609)	$(1,655)
Amortization of intangible assets	(3,450)	(3,450)
Interest income	564	833
Interest expense	(143)	(137)
Equity in earnings (losses) of unconsolidated entities	961	1,193
Miscellaneous, net	3,369	(1,856)
Total other expense, net	$(1,308)	$(5,072)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $308.9 million and $250.8 million at March 31, 2018 and December 31, 2017, respectively. Of the customer deposit liabilities at December 31, 2017, $133.9 million was recognized in revenues in the three months ended March 31, 2018 upon the closing of the related homes. See Note 8 for information on warranties and related obligations.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Financial services revenues - Loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received or the sub-servicing fees are earned.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy. The contract assets for estimated future renewal commissions are included in other assets and totaled $28.8 million at March 31, 2018, of which $27.7 million was recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$170,751	$91,518
Less: earnings distributed to participating securities	(296)	(305)
Less: undistributed earnings allocated to participating securities	(1,622)	(618)
Numerator for basic earnings per share	$168,833	$90,595
Add back: undistributed earnings allocated to participating securities	1,622	618
Less: undistributed earnings reallocated to participating securities	(1,614)	(613)
Numerator for diluted earnings per share	$168,841	$90,600

Denominator:
Basic shares outstanding	286,683	317,756
Effect of dilutive securities	1,343	2,329
Diluted shares outstanding	288,026	320,085

Earnings per share:
Basic	$0.59	$0.29
Diluted	$0.59	$0.28

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2018 and December 31, 2017, residential mortgage loans available-for-sale had an aggregate fair value of $385.5 million and $570.6 million, respectively, and an aggregate outstanding principal balance of $374.4 million and $553.5 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.1) million and $(2.0) million for the three months ended March 31, 2018 and 2017, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $27.0 million and $25.3 million for the three months ended March 31, 2018 and 2017, respectively, are included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2018 and December 31, 2017, we had aggregate IRLCs of $375.3 million and $210.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2018 and December 31, 2017, we had unexpired forward contracts of $539.0 million and $522.0 million, respectively, and whole loan investor commitments of $186.1 million and $203.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2018		December 31, 2017
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,447	$297	$5,990	$407
Forward contracts	729	1,646	432	817
Whole loan commitments	689	565	794	941
	$12,865	$2,508	$7,216	$2,165

New accounting pronouncements

On January 1, 2018, we adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of a contract asset for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606 for the three months ended March 31, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

We adopted Accounting Standards Update ("ASU") ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), as of January 1, 2018, on a retrospective basis. The ASU addresses several specific cash flow issues. The adoption of ASU 2016-15 had no effect on our financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 is effective for us for annual and interim periods beginning January 1, 2019, and early adoption is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. While the recognition of right-of-use assets and related liabilities will have a material effect on our consolidated balance sheets, we do not expect a material impact on our consolidated statement of operations. The FASB also issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842", which provides guidance on specific transition issues. We continue to evaluate the full impact of the new standards, including the impact on our business processes, systems, and internal controls.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2018	December 31, 2017
Homes under construction	$2,716,264	$2,421,405
Land under development	4,194,869	4,135,814
Raw land	553,895	589,911
	$7,465,028	$7,147,130

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2018	2017
Interest in inventory, beginning of period	$226,611	$186,097
Interest capitalized	43,960	44,923
Interest expensed	(30,558)	(27,192)
Interest in inventory, end of period	$240,013	$203,828

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2018 or December 31, 2017 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of March 31, 2018 and December 31, 2017 ($000’s omitted):

	March 31, 2018		December 31, 2017
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$70,600	$820,231	$78,889	$977,480
Other land options	140,277	1,487,583	129,098	1,485,099
	$210,877	$2,307,814	$207,987	$2,462,579

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2018	2017
Revenues:
Northeast	$132,436	$108,601
Southeast	374,623	329,113
Florida	348,709	314,296
Midwest	297,506	244,506
Texas	246,638	234,541
West	524,243	357,054
	$1,924,155	$1,588,111
Financial Services	45,938	41,767
Consolidated revenues	$1,970,093	$1,629,878

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2018	2017
Income before income taxes:
Northeast	$9,312	$4,400
Southeast	40,457	32,366
Florida	44,945	44,523
Midwest	28,401	18,254
Texas	30,536	32,796
West	89,205	34,084
Other homebuilding (a)	(32,498)	(40,661)
	$210,358	$125,762
Financial Services	13,833	13,503
Consolidated income before income taxes	$224,191	$139,265

(a)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments, including: write-offs of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the three months ended March 31, 2017 (see Note 8).

	Operating Data by Segment
	($000's omitted)
	March 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$267,520	$323,571	$73,577	$664,668	$813,724
Southeast	484,647	621,417	112,444	1,218,508	1,345,180
Florida	435,660	881,107	86,155	1,402,922	1,527,872
Midwest	321,719	444,360	38,353	804,432	882,493
Texas	300,113	422,804	89,779	812,696	903,537
West	857,312	1,247,263	131,711	2,236,286	2,420,444
Other homebuilding (a)	49,293	254,347	21,876	325,516	1,332,972
	$2,716,264	$4,194,869	$553,895	$7,465,028	$9,226,222
Financial Services	—	—	—	—	480,173
	$2,716,264	$4,194,869	$553,895	$7,465,028	$9,706,395

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,413	$327,599	$73,574	$635,586	$791,511
Southeast	433,411	613,626	121,238	1,168,275	1,287,992
Florida	359,651	876,856	109,069	1,345,576	1,481,837
Midwest	299,896	476,694	28,482	805,072	877,282
Texas	251,613	435,018	87,392	774,023	859,847
West	798,706	1,137,940	147,493	2,084,139	2,271,328
Other homebuilding (a)	43,715	268,081	22,663	334,459	1,469,234
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,039,031
Financial Services	—	—	—	—	647,618
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,686,649

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2018	December 31, 2017
4.250% unsecured senior notes due March 2021 (a)	$700,000	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,105)	(13,057)
Total senior notes	$2,986,895	$2,986,943
Other notes payable	100,823	20,024
Notes payable	$3,087,718	$3,006,967
Estimated fair value	$3,076,140	$3,263,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $100.8 million and $20.0 million at March 31, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.53%. In the three months ended March 31, 2018, we borrowed $81.2 million under one note to finance the acquisition of land. We fully repaid this note in April 2018.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a maximum borrowing capacity of $1.0 billion that matures in June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the capacity to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at March 31, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. At March 31, 2018, we had no borrowings outstanding and $226.3 million of letters of credit issued under the Revolving Credit Facility. At December 31, 2017, we had no borrowings outstanding and $235.5 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2018, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $773.7 million and $764.5 million at March 31, 2018 and December 31, 2017, respectively.

Joint venture debt

At March 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $57.8 million, of which $57.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the “Repurchase Agreement”) that matures in August 2018. The maximum aggregate commitment was $250.0 million at March 31, 2018, and increased to $350.0 million from April 18, 2018 through June 25, 2018, after which it increases to $400.0 million through maturity. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $247.0 million and $437.8 million outstanding under the Repurchase Agreement at March 31, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the three months ended March 31, 2018, we declared cash dividends totaling $26.1 million and repurchased 1.7 million shares under our repurchase authorization for $52.5 million. For the three months ended March 31, 2017, we declared cash dividends totaling $28.8 million and repurchased 4.7 million shares under our repurchase authorization for $100.0 million. At March 31, 2018, we had remaining authorization to repurchase $542.0 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2018 and 2017, participants surrendered shares valued at $7.0 million and $5.5 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate for the three months ended March 31, 2018 was 23.8%, compared to 34.3% for the same period in 2017. Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and tax benefits for equity compensation. For the same period in the prior year, our effective tax rate differed from the federal statutory tax rate primarily due to state income tax expense on current year earnings and tax benefits for equity compensation, as well as the domestic production activities deduction. The federal statutory rate was reduced from 35% in 2017 to 21% in 2018 due to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three months ended March 31, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

At March 31, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $614.9 million and $645.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At both March 31, 2018 and December 31, 2017, we had $48.6 million of gross unrecognized tax benefits and $5.1 million and $4.9 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $39.9 million, excluding interest and penalties, primarily due to potential audit settlements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2018	December 31, 2017

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$385,453	$570,600
Interest rate lock commitments	Level 2	11,150	5,583
Forward contracts	Level 2	(917)	(385)
Whole loan commitments	Level 2	124	(147)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$11,045
Land held for sale	Level 2	2,086	8,600

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$184,787	$306,168
Financial Services debt	Level 2	246,952	437,804
Other notes payable	Level 2	100,823	20,024
Senior notes payable	Level 2	2,975,317	3,243,750

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

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.0 billion at both March 31, 2018 and December 31, 2017.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and contingencies

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates. Loan origination reserves totaled $34.6 million at both March 31, 2018 and December 31, 2017.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $226.3 million and $1.2 billion, respectively, at March 31, 2018 and $235.5 million and $1.2 billion, respectively, at December 31, 2017. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to and, in limited instances, exceeding 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Warranty liabilities, beginning of period	$72,709	$66,134
Reserves provided	11,916	10,643
Payments	(14,282)	(12,099)
Other adjustments	643	3
Warranty liabilities, end of period	$70,986	$64,681

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require us to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omissions, workers' compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $771.1 million and $758.8 million at March 31, 2018 and December 31, 2017, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 64% and 65% of the total general liability reserves at March 31, 2018 and December 31, 2017, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2018	2017
Balance, beginning of period	$758,812	$831,058
Reserves provided, net	19,660	19,715
Adjustments to previously recorded reserves	2,461	(1,980)
Payments, net (a)	(9,829)	(13,467)
Balance, end of period	$771,104	$835,326

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $217.1 million and $213.4 million at March 31, 2018 and December 31, 2017, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. During the three months ended March 31, 2017, we wrote-off $15.0 million of insurance receivables in conjunction with settling insurance policies with multiple carriers covering multiple years.

Additionally, at March 31, 2018, we are the plaintiff in litigation with certain of our insurance carriers in regard to $70.1 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policies. We believe collection of these insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2018
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$103,470	$47,351	$—	$150,821
Restricted cash	—	32,126	1,840	—	33,966
Total cash, cash equivalents, and restricted cash	—	135,596	49,191	—	184,787
House and land inventory	—	7,365,173	99,855	—	7,465,028
Land held for sale	—	69,522	—	—	69,522
Residential mortgage loans available- for-sale	—	—	385,453	—	385,453
Investments in unconsolidated entities	—	64,270	540	—	64,810
Other assets	8,101	598,044	178,210	—	784,355
Intangible assets	—	137,542	—	—	137,542
Deferred tax assets, net	622,328	—	(7,430)	—	614,898
Investments in subsidiaries and intercompany accounts, net	6,815,152	243,456	7,645,565	(14,704,173)	—
	$7,445,581	$8,613,603	$8,351,384	$(14,704,173)	$9,706,395
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$68,362	$1,648,861	$264,178	$—	$1,981,401
Income tax liabilities	115,667	—	—	—	115,667
Financial Services debt	—	—	246,952	—	246,952
Notes payable	2,986,895	99,160	1,663	—	3,087,718
Total liabilities	3,170,924	1,748,021	512,793	—	5,431,738
Total shareholders’ equity	4,274,657	6,865,582	7,838,591	(14,704,173)	4,274,657
	$7,445,581	$8,613,603	$8,351,384	$(14,704,173)	$9,706,395

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,885,431	$26,167	$—	$1,911,598
Land sale and other revenues	—	11,558	999	—	12,557
	—	1,896,989	27,166	—	1,924,155
Financial Services	—	—	45,938	—	45,938
	—	1,896,989	73,104	—	1,970,093
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,438,347)	(21,593)	—	(1,459,940)
Land sale cost of revenues	—	(10,830)	(718)	—	(11,548)
	—	(1,449,177)	(22,311)	—	(1,471,488)
Financial Services expenses	—	(142)	(32,071)	—	(32,213)
Selling, general, and administrative expenses	—	(231,418)	(9,475)	—	(240,893)
Other expense, net	(142)	(7,601)	6,435	—	(1,308)
Intercompany interest	(1,468)	—	1,468	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,610)	208,651	17,150	—	224,191
Income tax (expense) benefit	387	(49,531)	(4,296)	—	(53,440)
Income (loss) before equity in income (loss) of subsidiaries	(1,223)	159,120	12,854	—	170,751
Equity in income (loss) of subsidiaries	171,974	12,564	110,671	(295,209)	—
Net income (loss)	170,751	171,684	123,525	(295,209)	170,751
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$170,772	$171,684	$123,525	$(295,209)	$170,772

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,576,645	$8,776	$—	$1,585,421
Land sale and other revenues	—	1,912	778	—	2,690
	—	1,578,557	9,554	—	1,588,111
Financial Services	—	—	41,767	—	41,767
	—	1,578,557	51,321	—	1,629,878
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,209,640)	(8,038)	—	(1,217,678)
Land sale cost of revenues	—	(2,595)	(633)	—	(3,228)
	—	(1,212,235)	(8,671)	—	(1,220,906)
Financial Services expenses	—	(139)	(28,228)	—	(28,367)
Selling, general, and administrative expenses	—	(217,975)	(18,293)	—	(236,268)
Other expense, net	(130)	(12,888)	7,946	—	(5,072)
Intercompany interest	(335)	—	335	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(465)	135,320	4,410	—	139,265
Income tax (expense) benefit	177	(45,925)	(1,999)	—	(47,747)
Income (loss) before equity in income (loss) of subsidiaries	(288)	89,395	2,411	—	91,518
Equity in income (loss) of subsidiaries	91,806	7,253	37,309	(136,368)	—
Net income (loss)	91,518	96,648	39,720	(136,368)	91,518
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$91,539	$96,648	$39,720	$(136,368)	$91,539

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$310,937	$(340,357)	$198,433	$—	$169,013
Cash flows from investing activities:
Capital expenditures	—	(13,537)	(1,891)	—	(15,428)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	—	452	—	452
Net cash provided by (used in) investing activities	—	(14,537)	(1,439)	—	(15,976)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(190,852)	—	(190,852)
Repayments of debt	—	—	(451)	—	(451)
Borrowings under revolving credit facility	768,000	—	—	—	768,000
Repayments under revolving credit facility	(768,000)	—	—	—	(768,000)
Stock option exercises	2,723	—	—	—	2,723
Share repurchases	(59,491)	—	—	—	(59,491)
Dividends paid	(26,347)	—	—	—	(26,347)
Intercompany activities, net	(227,822)	332,689	(104,867)	—	—
Net cash provided by (used in) financing activities	(310,937)	332,689	(296,170)	—	(274,418)
Net increase (decrease)	—	(22,205)	(99,176)	—	(121,381)
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$135,596	$49,191	$—	$184,787

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(141,566)	$(8,041)	$189,410	$—	$39,803
Cash flows from investing activities:
Capital expenditures	—	(8,442)	(1,554)	—	(9,996)
Investments in unconsolidated entities	—	(14,802)	—	—	(14,802)
Other investing activities, net	—	2	1,421	—	1,423
Net cash provided by (used in) investing activities	—	(23,242)	(133)	—	(23,375)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(191,240)	—	(191,240)
Repayments of debt	—	(741)	(326)	—	(1,067)
Stock option exercises	11,118	—	—	—	11,118
Share repurchases	(105,522)	—	—	—	(105,522)
Dividends paid	(29,102)	—	—	—	(29,102)
Intercompany activities, net	265,072	(227,059)	(38,013)	—	—
Net cash provided by (used in) financing activities	141,566	(227,800)	(229,579)	—	(315,813)
Net increase (decrease)	—	(259,083)	(40,302)	—	(299,385)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$352,102	$71,761	$—	$423,863

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Demand conditions continued to improve in the overall U.S. homebuilding market in the first quarter of 2018. Consistent with trends we have seen in recent quarters, buyer demand continues to benefit from the strength of the underlying economy, a very good jobs market with low unemployment, sustained high consumer confidence, and supportive demographics. These factors have offset the effects of increases in residential mortgage interest rates in recent months, and, combined with limited supply of new and existing homes in many U.S. markets, have contributed to growth and improvement in many of our financial and operating metrics.

Our investments have put is in a position to open new communities, which are allowing us to grow the business, as evidenced by net new order dollars increasing 18%, as compared to the prior year, and our backlog increasing by 30% to $5.0 billion as of March 31, 2018. Consistent with our efforts to drive enhanced operational performance, we also realized improved gross margins and overhead leverage as compared to the prior year.

These favorable conditions give us confidence that we have the business well-positioned to deliver strong performance throughout 2018, continue to use our capital to support future growth, and consistently return funds to shareholders through dividends and share repurchases. The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Income before income taxes:
Homebuilding	$210,358	$125,762
Financial Services	13,833	13,503
Income before income taxes	224,191	139,265
Income tax expense	(53,440)	(47,747)
Net income	$170,751	$91,518
Per share data - assuming dilution:
Net income	$0.59	$0.28

•
Homebuilding income before income taxes for the three months ended March 31, 2018 increased 67% compared with the prior year period, primarily as the result of higher revenues and improved gross margins and overhead leverage. Additionally, the prior year period included $15.0 million of expense associated with the resolution of certain insurance matters (see Note 8).

•
Financial Services income before income taxes remained flat for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, as higher origination volumes were offset by a more competitive pricing environment.

•
Our effective tax rate for the three months ended March 31, 2018 was 23.8% compared to 34.3% for the same period in 2017. The lower tax rate in 2018 resulted primarily from a reduction in the federal statutory rate from 35% in 2017 to 21% in 2018 due to the Tax Act.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2018	2018 vs. 2017	2017
Home sale revenues	$1,911,598	21%	$1,585,421
Land sale and other revenues	12,557	367%	2,690
Total Homebuilding revenues	1,924,155	21%	1,588,111
Home sale cost of revenues (a)	(1,459,940)	20%	(1,217,678)
Land sale cost of revenues	(11,548)	258%	(3,228)
Selling, general, and administrative expenses ("SG&A") (b)	(240,893)	2%	(236,268)
Other expense, net	(1,416)	(73)%	(5,175)
Income before income taxes	$210,358	67%	$125,762

Supplemental data:
Gross margin from home sales	23.6%	40 bps	23.2%
SG&A as a percentage of home sale revenues	12.6%	(230) bps	14.9%
Closings (units)	4,626	9%	4,225
Average selling price	$413	10%	$375
Net new orders (c):
Units	6,875	12%	6,126
Dollars	$2,893,552	18%	$2,446,141
Cancellation rate	12%		12%
Active communities at March 31	844	8%	780
Backlog at March 31:
Units	11,245	21%	9,323
Dollars	$4,961,018	30%	$3,802,231

(a)	Includes the amortization of capitalized interest.

(b)	Includes write-offs of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the three months ended March 31, 2017 (see Note 8).

(c)	New order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2018 were higher than the prior year by $326.2 million. For the three months ended March 31, 2018, the 21% increase was attributable to a 10% increase in average selling price and a 9% increase in closings. The increase in closings reflects the significant investments we have made and the resulting increase in our active communities, combined with ongoing increases in the overall demand for new homes. The higher average selling price occurred across the majority of markets and reflects shifts in product mix, including a small shift toward move-up buyers as well as a small increase in the mix of closings in Northern California, where our average selling prices are significantly higher than the Company average.

Home sale gross margins

Home sale gross margins were 23.6% for the three months ended March 31, 2018, compared to 23.2% for the three months ended March 31, 2017. Gross margins for the three months ended March 31, 2018 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, including a small increase in the mix of closings in Northern California, favorable pricing conditions in the majority of our markets, and slightly lower amortized interest costs (1.6% for the three months ended March 31, 2018 compared to 1.7% for the same period in 2017). The supportive pricing environment that exists in many of our markets is allowing us to effectively manage ongoing pressure in house costs, particularly as it relates to the sustained high level of lumber pricing.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed gains of $1.0 million for the three months ended March 31, 2018, compared to losses of $0.5 million for the three months ended March 31, 2017.

SG&A

SG&A as a percentage of home sale revenues was 12.6% for the three months ended March 31, 2018, compared with 14.9% for the three months ended March 31, 2017. The gross dollar amount of our SG&A increased $4.6 million, or 2%, for the three months ended March 31, 2018 compared to March 31, 2017. The improved overhead leverage resulted from volume efficiencies, realized cost efficiencies, and the $15.0 million of expense incurred in the three months ended March 31, 2017 associated with the resolution of certain insurance matters (see Note 8), which increased SG&A as a percentage of home sale revenues by 90 bps.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2018	2017
Write-offs of deposits and pre-acquisition costs	$(2,609)	$(1,655)
Amortization of intangible assets	(3,450)	(3,450)
Interest income	564	833
Interest expense	(143)	(137)
Equity in earnings (losses) of unconsolidated entities	961	1,193
Miscellaneous, net	3,261	(1,959)
Total other expense, net	$(1,416)	$(5,175)

Net new orders

Net new order units increased 12% for the three months ended March 31, 2018, compared with the same period in 2017. These increases in net new orders resulted primarily from a higher number of active communities combined with ongoing increases in the overall demand for new homes. Net new orders in dollars increased by 18% for the three months ended March 31, 2018, compared to the same period in 2017 due to the growth in units combined with a higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) remained flat at 12% for the three months ended March 31, 2018, compared to the same period in 2017. Ending backlog, which represents orders for homes that have not yet closed, increased 21% in units at March 31, 2018 compared with March 31, 2017, primarily as a result of the higher net new order volume, and 30% in dollars due to the unit increase and a higher average selling price.

Homes in production

The following is a summary of our homes in production at March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Sold	7,473	6,188
Unsold
Under construction	1,871	1,407
Completed	610	605
	2,481	2,012
Models	1,189	1,118
Total	11,143	9,318

The number of homes in production at March 31, 2018 was 20% higher than at March 31, 2017, due primarily to the higher net new order volume and backlog. As part of our inventory management strategies, we expect to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,151	5,079	10,230	5,194	5,569	10,763
Southeast	15,617	12,106	27,723	15,404	11,085	26,489
Florida	18,762	11,307	30,069	18,458	11,887	30,345
Midwest	10,376	12,151	22,527	10,612	9,196	19,808
Texas	14,135	8,825	22,960	13,923	8,320	22,243
West	26,023	4,904	30,927	25,662	6,099	31,761
Total	90,064	54,372	144,436	89,253	52,156	141,409

Developed (%)	38%	20%	31%	37%	20%	31%

Of our controlled lots, 90,064 and 89,253 were owned and 54,372 and 52,156 were controlled under land option agreements at March 31, 2018 and December 31, 2017, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.3 billion at March 31, 2018. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $210.9 million, of which $11.0 million is refundable, at March 31, 2018.

Homebuilding Segment Operations

As of March 31, 2018, we conducted our operations in 45 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2018	2018 vs. 2017	2017
Home sale revenues:
Northeast	$132,339	22%	$108,532
Southeast	373,443	14%	327,586
Florida	341,071	9%	314,082
Midwest	296,895	21%	244,412
Texas	245,110	5%	234,266
West	522,740	47%	356,543
	$1,911,598	21%	$1,585,421
Income (loss) before income taxes:
Northeast	$9,312	112%	$4,400
Southeast	40,457	25%	32,366
Florida	44,945	1%	44,523
Midwest	28,401	56%	18,254
Texas	30,536	(7)%	32,796
West	89,205	162%	34,084
Other homebuilding (a)	(32,498)	20%	(40,661)
	$210,358	67%	$125,762

(a)
Other homebuilding includes amortization of intangible assets and capitalized interest and other items not allocated to the operating segments, including write-offs of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the three months ended March 31, 2017 (see Note 8).

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2018	2018 vs. 2017	2017
Closings (units):
Northeast	251	8%	232
Southeast	924	11%	836
Florida	887	7%	832
Midwest	767	15%	668
Texas	809	(4)%	840
West	988	21%	817
	4,626	9%	4,225

Average selling price:
Northeast	$527	13%	$468
Southeast	404	3%	392
Florida	385	2%	378
Midwest	387	6%	366
Texas	303	9%	279
West	529	21%	436
	$413	10%	$375

Net new orders - units:
Northeast	448	9%	411
Southeast	1,259	17%	1,077
Florida	1,444	39%	1,040
Midwest	1,102	(5)%	1,162
Texas	1,323	9%	1,211
West	1,299	6%	1,225
	6,875	12%	6,126

Net new orders - dollars:
Northeast	$234,650	12%	$209,136
Southeast	523,909	23%	424,902
Florida	572,775	46%	393,213
Midwest	450,526	(3)%	463,325
Texas	404,854	17%	345,503
West	706,838	16%	610,062
	$2,893,552	18%	$2,446,141

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2018	2018 vs. 2017	2017
Cancellation rates:
Northeast	6%		9%
Southeast	10%		12%
Florida	12%		11%
Midwest	10%		9%
Texas	16%		15%
West	13%		14%
	12%		12%

Unit backlog:
Northeast	709	25%	566
Southeast	2,051	27%	1,612
Florida	2,235	37%	1,626
Midwest	1,822	1%	1,801
Texas	1,940	9%	1,783
West	2,488	29%	1,935
	11,245	21%	9,323

Backlog dollars:
Northeast	$355,961	23%	$290,199
Southeast	868,632	28%	681,076
Florida	913,293	44%	635,357
Midwest	742,170	3%	719,991
Texas	609,542	19%	513,728
West	1,471,420	53%	961,880
	$4,961,018	30%	$3,802,231

Northeast

For the first quarter of 2018, Northeast home sale revenues increased 22% compared with the prior year period due to a 13% increase in the average selling price combined with an 8% increase in closings. The higher revenues occurred primarily in the Mid-Atlantic and New England. Income before income taxes increased primarily due to the increased revenues when compared with the prior year. Net new orders increased across all markets.

Southeast

For the first quarter of 2018, Southeast home sale revenues increased 14% compared with the prior year period due to an 11% increase in closings combined with a 3% increase in the average selling price. Income before income taxes increased primarily as the result of the higher revenues. Net new orders increased 17%, primarily in Raleigh and Coastal Carolina, partially offset by a slight decrease in Tennessee, which had opened a large community during the same period in 2017.

Florida

For the first quarter of 2018, Florida home sale revenues increased 9% compared with the prior year period due to a 7% increase in closings combined with a 2% increase in the average selling price. The increase in closings and average selling price occurred across all markets except for Southwest Florida. Income before income taxes remained flat compared to the prior year period due to the higher revenues offset by lower gross margins and increased overhead costs. Net new orders increased 39%, reflecting improved order levels over the prior period, combined with the opening of new communities driven primarily by North Florida and Southwest Florida.

Midwest

For the first quarter of 2018, Midwest home sale revenues increased 21% compared with the prior year period due to a 6% increase in average selling price combined with a 15% increase in closings. The higher revenues occurred across all markets with the exception of Illinois. The increased revenues and improved margins led to an increase in income before income taxes. Net new orders decreased, primarily driven by our decision to exit the St. Louis market in 2017.

Texas

For the first quarter of 2018, Texas home sale revenues increased 5% compared with the prior year period due to a 9% increase in average selling price, partially offset by a 4% decrease in closings. The increased average selling price occurred across all markets, while the decrease in closings occurred primarily in Dallas and San Antonio due to timing differences between when older communities are closed out and newer communities become active. The increased revenues were offset by higher overhead costs which led to a decrease in income before income taxes. Net new orders increased across all markets with the exception of San Antonio.

West

For the first quarter of 2018, West home sale revenues increased 47% compared with the prior year period resulting from a 21% increase in average selling price, combined with a 21% increase in closings. The increased average selling price occurred across all markets. The increased revenues led to increased income before income taxes in substantially all markets. A large portion of the increases in revenues, average selling price, and income before income taxes resulted from one multifamily project in Northern California, which had exceptionally high selling prices and gross margins and experienced delays in late 2017 that resulted in a higher than expected number of closings in early 2018. Net new orders showed a 6% overall increase, due to a higher number of active communities, primarily in Las Vegas and Arizona, partially offset by the closeout of communities in Northern California.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage operations, title services, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended
	March 31,
	2018	2018 vs. 2017	2017
Mortgage revenues	$35,027	7%	$32,701
Title services revenues	8,937	11%	8,035
Insurance brokerage commissions	1,974	91%	1,031
Total Financial Services revenues	45,938	10%	41,767
Expenses	(32,213)	14%	(28,367)
Other income, net	108	5%	103
Income before income taxes	$13,833	2%	$13,503
Total originations:
Loans	2,992	4%	2,873
Principal	$909,800	13%	$806,352

	Three Months Ended
	March 31,
	2018	2017
Supplemental data:
Capture rate	77.7%	80.3%
Average FICO score	750	750
Loan application backlog	$2,765,386	$2,123,630
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	23%
Other agency	67%	72%
Total agency	88%	95%
Non-agency	12%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2018 increased 10% compared to the same period in 2017, primarily due to higher loan origination volume resulting from higher volumes in the Homebuilding segment. We also experienced higher revenues per loan, which resulted from a higher average loan size due primarily to the Homebuilding segment's higher average selling price. These factors were partially offset by the slowdown in refinance activity in the mortgage industry, which has increased competition and pressured loan pricing.

Income before income taxes

Income before income taxes for the three months ended March 31, 2018 increased 2% compared to the prior year period. The increase over the three months ended March 31, 2017 was due to higher loan origination volumes that were largely offset by higher expenses.

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 was 23.8%, compared to 34.3% for the same period in 2017. The lower tax rate in 2018 resulted primarily from a reduction in the federal statutory rate from 35% in 2017 to 21% in 2018 due to the Tax Act.

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

At March 31, 2018, we had unrestricted cash and equivalents of $150.8 million, restricted cash balances of $34.0 million, and $773.7 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 41.9% at March 31, 2018.

Unsecured senior notes

We had $3.0 billion of unsecured senior notes outstanding at March 31, 2018 and December 31, 2017, respectively, with no repayments due until 2021, when $700.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $100.8 million and $20.0 million at March 31, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.53%. In April 2018, we fully repaid one note totaling $81.2 million.

Revolving credit facility

Our Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and matures in June 2019. The Revolving Credit Facility contains an uncommitted accordion feature that could increase the capacity to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $375.0 million at March 31, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either LIBOR or a base rate plus an applicable margin, as defined therein. At March 31, 2018, we had no borrowings outstanding and $226.3 million of letters of credit issued under the Revolving Credit Facility. At December 31, 2017, we had no borrowings outstanding and $235.5 million of letters of credit issued under the Revolving Credit Facility.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2018, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the “Repurchase Agreement”) that matures in August 2018. The maximum aggregate commitment was $250.0 million at March 31, 2018, and increased to $350.0 million from April 18, 2018 through June 25, 2018, after which it increases to $400.0 million through maturity. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $247.0 million and $437.8 million outstanding under the Repurchase Agreement at March 31, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the three months ended March 31, 2018, we declared cash dividends totaling $26.1 million and repurchased 1.7 million shares under our repurchase authorization totaling $52.5 million. At March 31, 2018, we had remaining authorization to repurchase $542.0 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2018 was $169.0 million, compared with net cash provided by operating activities of $39.8 million for the three months ended March 31, 2017. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the three months ended March 31, 2018 was primarily due to our pretax income of $224.2 million, supplemented by a seasonal reduction of $185.1 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $237.2 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support the higher backlog.

Our positive cash flow from operations for the three months ended March 31, 2017 was primarily due to our pretax income of $139.3 million combined with a seasonal reduction of $194.1 million in residential mortgage loans available-for-sale, offset by a net increase in inventories of $267.0 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support the higher backlog.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities for the three months ended March 31, 2018 was $16.0 million, compared with net cash used in investing activities of $23.4 million for the three months ended March 31, 2017.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2018 totaled $274.4 million, compared with net cash used in financing activities of $315.8 million for the three months ended March 31, 2017. The net cash used in financing activities for the three months ended March 31, 2018 resulted primarily from the repurchase of 1.7 million common shares for $52.5 million under our repurchase authorization, payment of $26.3 million in cash dividends, and net repayments of $190.9 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2018, we had outstanding letters of credit totaling $226.3 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at March 31, 2018, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2018, these agreements had an aggregate remaining purchase price of $2.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At March 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $57.8 million of which $57.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of ASC 606 (see "New accounting pronouncements" within Note 1) as included below:

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Little to no estimation is involved in recognizing such revenues.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. Certain land sale contracts may contain unique terms that require management judgment in determining the appropriate revenue recognition, but the impact of such transactions is generally immaterial.

Financial services revenues - Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. Loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. The determination of fair value for certain of these financial instruments requires the use of estimates and management judgment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy. The contract assets for estimated future renewal commissions are included in other assets and totaled $28.8 million at March 31, 2018. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend many years into the future, actual results could differ from such estimates.

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
The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2018 ($000’s omitted):

	As of March 31, 2018 for the Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$81,758	$8,423	$9,539	$700,000	$—	$2,300,000	$3,099,720	$3,175,860
Average interest rate	7.50%	4.07%	3.98%	4.25%	—%	5.90%	5.56%

Variable rate debt (a)	$918	$432	$—	$—	$—	$—	$1,350	$1,350
Average interest rate	6.56%	7.53%	—%	—%	—%	—%	6.87%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was $0 million outstanding at March 31, 2018.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2017.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” "should", “will” and similar expressions identify forward-looking statements, including statements related to any impairment charge and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws, including, but not limited to the Tax Cuts and Jobs Act which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2018 to January 31, 2018	470,200	$34.27	470,200	$578,328	(2)
February 1, 2018 to February 28, 2018	779,962	$29.72	543,800	$562,043	(2)
March 1, 2018 to March 31, 2018	690,687	$29.25	686,839	$541,954	(2)
Total	1,940,849	$30.65	1,700,839

(1)
During the first quarter of 2018, participants surrendered 240,010 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
During the three months ended March 31, 2018, we repurchased 1.7 million shares for a total of $52.5 million. The share repurchase authorization has $542.0 million remaining as of March 31, 2018. There is no expiration date for this program.

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 24, 2018