Form 10-Q
period 2018-06-30
PULTEGROUP INC/MI/
filed 2018-07-26
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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
YES [ ]  NO  [X]

Number of common shares outstanding as of July 19, 2018: 284,018,567 ______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$367,091	$272,683
Restricted cash	34,824	33,485
Total cash, cash equivalents, and restricted cash	401,915	306,168
House and land inventory	7,499,665	7,147,130
Land held for sale	77,941	68,384
Residential mortgage loans available-for-sale	369,634	570,600
Investments in unconsolidated entities	61,718	62,957
Other assets	759,230	745,123
Intangible assets	134,092	140,992
Deferred tax assets, net	511,381	645,295
	$9,815,576	$9,686,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$399,330	$393,815
Customer deposits	354,968	250,779
Accrued and other liabilities	1,242,349	1,356,333
Income tax liabilities	22,484	86,925
Financial Services debt	264,043	437,804
Notes payable	3,005,690	3,006,967
	5,288,864	5,532,623
Shareholders' equity	4,526,712	4,154,026
	$9,815,576	$9,686,649

Note: The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Homebuilding
Home sale revenues	$2,450,054	$1,965,641	$4,361,652	$3,551,063
Land sale and other revenues	66,904	8,944	79,461	11,632
	2,516,958	1,974,585	4,441,113	3,562,695
Financial Services	52,764	47,275	98,702	89,042
Total revenues	2,569,722	2,021,860	4,539,815	3,651,737

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,862,133)	(1,549,937)	(3,322,073)	(2,767,615)
Land sale cost of revenues	(38,183)	(87,599)	(49,731)	(90,827)
	(1,900,316)	(1,637,536)	(3,371,804)	(2,858,442)

Financial Services expenses	(32,224)	(28,478)	(64,436)	(56,846)
Selling, general, and administrative expenses	(226,056)	(216,211)	(466,950)	(452,479)
Other expense, net	(1,956)	(17,088)	(3,263)	(22,157)
Income before income taxes	409,170	122,547	633,362	261,813
Income tax expense	(85,081)	(21,798)	(138,521)	(69,545)
Net income	$324,089	$100,749	$494,841	$192,268

Per share:
Basic earnings	$1.12	$0.32	$1.72	$0.60
Diluted earnings	$1.12	$0.32	$1.71	$0.60
Cash dividends declared	$0.09	$0.09	$0.18	$0.18

Number of shares used in calculation:
Basic	285,276	312,315	285,976	315,021
Effect of dilutive securities	1,378	1,565	1,088	1,946
Diluted	286,654	313,880	287,064	316,967

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$324,089	$100,749	$494,841	$192,268

Other comprehensive income, net of tax:
Change in value of derivatives	30	20	50	41
Other comprehensive income	30	20	50	41

Comprehensive income	$324,119	$100,769	$494,891	$192,309

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2018	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	434	4	4,463	—	—	4,467
Share issuances, net of cancellations	870	8	3,475	—	—	3,483
Dividends declared			—	—	(51,966)	(51,966)
Share repurchases	(3,694)	(37)	(284)	—	(112,170)	(112,491)
Share-based compensation	—	—	11,891	—	—	11,891
Net income	—	—	—	—	494,841	494,841
Other comprehensive income	—	—	—	50	—	50
Shareholders' Equity, June 30, 2018	284,362	$2,843	$3,191,087	$(395)	$1,333,177	$4,526,712

Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change	—	—	(406)	—	18,643	18,237
Stock option exercises	1,378	14	15,952	—	—	15,966
Share issuances, net of cancellations	729	10	3,554	—	—	3,564
Dividends declared	—	—	—	—	(56,941)	(56,941)
Share repurchases	(17,498)	(178)	—	—	(405,641)	(405,819)
Share-based compensation	—	—	17,323	—	—	17,323
Net income	—	—	—	—	192,268	192,268
Other comprehensive income	—	—	—	41	—	41
Shareholders' Equity, June 30, 2017	303,699	$3,037	$3,152,913	$(485)	$1,288,537	$4,444,002

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$494,841	$192,268
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	126,991	80,841
Land-related charges	5,841	129,108
Depreciation and amortization	24,161	26,023
Share-based compensation expense	16,162	20,871
Other, net	(2,803)	(1,536)
Increase (decrease) in cash due to:
Inventories	(281,362)	(486,393)
Residential mortgage loans available-for-sale	199,623	172,943
Other assets	15,822	15,309
Accounts payable, accrued and other liabilities	(51,694)	26,892
Net cash provided by (used in) operating activities	547,582	176,326
Cash flows from investing activities:
Capital expenditures	(33,059)	(16,892)
Investments in unconsolidated entities	(1,000)	(17,832)
Other investing activities, net	6,915	3,143
Net cash used in investing activities	(27,144)	(31,581)
Cash flows from financing activities:
Repayments of debt	(82,432)	(2,153)
Borrowings under revolving credit facility	1,566,000	110,000
Repayments under revolving credit facility	(1,566,000)	(110,000)
Financial Services borrowings (repayments)	(173,761)	(177,918)
Debt issuance costs	(8,090)	—
Stock option exercises	4,467	15,966
Share repurchases	(112,491)	(405,819)
Dividends paid	(52,384)	(58,214)
Net cash provided by (used in) financing activities	(424,691)	(628,138)
Net increase (decrease)	95,747	(483,393)
Cash, cash equivalents, and restricted cash at beginning of period	306,168	723,248
Cash, cash equivalents, and restricted cash at end of period	$401,915	$239,855

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(387)	$(2,359)
Income taxes paid (refunded), net	$77,077	$(10,980)

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Write-offs of deposits and pre-acquisition costs	$(1,652)	$(5,063)	$(4,261)	$(6,718)
Amortization of intangible assets	(3,450)	(3,450)	(6,900)	(6,900)
Interest income	835	599	1,399	1,432
Interest expense	(165)	(134)	(308)	(271)
Equity in earnings (losses) of unconsolidated entities (a)	265	(5,763)	1,226	(4,569)
Miscellaneous, net	2,211	(3,277)	5,581	(5,131)
Total other expense, net	$(1,956)	$(17,088)	$(3,263)	$(22,157)

(a)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the three and six months ended June 30, 2017 (see Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled 355.0 million and 250.8 million at June 30, 2018 and December 31, 2017, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. During the three and six months ended June 30, 2018, we closed on a number of land sale transactions that generated gains totaling $27.3 million, as the proceeds from the sales exceeded the cost basis of the land. All performance obligations related to these transactions were satisfied at closing.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy. The contract assets for estimated future renewal commissions are included in other assets and totaled $29.8 million at June 30, 2018. Contract assets totaling $27.7 million were recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$324,089	$100,749	$494,841	$192,268
Less: earnings distributed to participating securities	(300)	(300)	(595)	(605)
Less: undistributed earnings allocated to participating securities	(3,284)	(772)	(2,584)	(1,330)
Numerator for basic earnings per share	$320,505	$99,677	$491,662	$190,333
Add back: undistributed earnings allocated to participating securities	3,284	772	2,584	1,330
Less: undistributed earnings reallocated to participating securities	(3,268)	(768)	(2,575)	(1,322)
Numerator for diluted earnings per share	$320,521	$99,681	$491,671	$190,341

Denominator:
Basic shares outstanding	285,276	312,315	285,976	315,021
Effect of dilutive securities	1,378	1,565	1,088	1,946
Diluted shares outstanding	286,654	313,880	287,064	316,967

Earnings per share:
Basic	$1.12	$0.32	$1.72	$0.60
Diluted	$1.12	$0.32	$1.71	$0.60

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2018 and December 31, 2017, residential mortgage loans available-for-sale had an aggregate fair value of $369.6 million and $570.6 million, respectively, and an aggregate outstanding principal balance of $359.2 million and $553.5 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.2) million and $(2.2) million for the three months ended June 30, 2018 and 2017, respectively, and $(0.3) million and $(4.1) million for the six months ended June 30, 2018 and 2017, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $29.2 million and $27.7 million for the three months ended June 30, 2018 and 2017, respectively, and $56.2 million and $52.9 million for the six months ended June 30, 2018 and 2017, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2018 and December 31, 2017, we had aggregate IRLCs of $426.5 million and $210.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2018 and December 31, 2017, we had unexpired forward contracts of $568.0 million and $522.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$186.7 million and $203.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	June 30, 2018		December 31, 2017
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$12,139	$505	$5,990	$407
Forward contracts	189	2,429	432	817
Whole loan commitments	721	315	794	941
	$13,049	$3,249	$7,216	$2,165

New accounting pronouncements

On January 1, 2018, we adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of contract assets for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606 for the six months ended June 30, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

We adopted Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), as of January 1, 2018, on a retrospective basis. The ASU addresses several specific cash flow issues. The adoption of ASU 2016-15 had no effect on our financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 is effective for us for annual and interim periods beginning January 1, 2019, and early adoption is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. While the recognition of right-of-use assets and related liabilities will have a material effect on our consolidated balance sheets, we do not expect a material impact on our consolidated statements of operations. The FASB also issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842", which provides guidance on specific transition issues. We continue to evaluate the full impact of the new standards, including the impact on our business processes, systems, and internal controls.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2018	December 31, 2017
Homes under construction	$2,922,260	$2,421,405
Land under development	4,045,615	4,135,814
Raw land	531,790	589,911
	$7,499,665	$7,147,130

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest in inventory, beginning of period	$240,013	$203,828	$226,611	$186,097
Interest capitalized	43,771	44,949	87,731	89,872
Interest expensed	(40,157)	(35,927)	(70,715)	(63,119)
Interest in inventory, end of period	$243,627	$212,850	$243,627	$212,850

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2018 or December 31, 2017 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of June 30, 2018 and December 31, 2017 ($000’s omitted):

	June 30, 2018		December 31, 2017
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$73,940	$1,145,136	$78,889	$977,480
Other land options	144,497	1,603,950	129,098	1,485,099
	$218,437	$2,749,086	$207,987	$2,462,579

Land-related charges

We recorded the following significant land-related charges in the three months ended June 30, 2017 ($000's omitted):

	Statement of Operations Classification	June 30,
		2017
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	$81,006
Land inventory impairments	Home sale cost of revenues	31,487
Impairments of unconsolidated entities	Other expense, net	8,017
Write-offs of deposits and pre-acquisition costs	Other expense, net	5,063
Total land-related charges		$125,573

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. The NRV adjustments for the three months ended June 30, 2017 were primarily the result of a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio, pursuant to which it was determined that we would sell certain inactive land parcels, representing approximately 17 communities and 4,600 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded NRV adjustments totaling $81.0 million in the three months ended June 30, 2017 relating to inventory with a pre-NRV carrying value of $151.0 million. The estimated fair values of these inactive land parcels held for sale were generally based on comparisons to market comparable transactions, letters of intent, active negotiations with market participants, or similar market-based information supplemented in certain instances by estimated future net cash flows discounted for inherent risk associated with each underlying asset.

Land inventory impairments relate to communities that are either active or that we intend to eventually open and build out. As part of the May 2017 strategic review, we decided to accelerate the monetization of two small communities primarily through a combination of changing the product offerings and lowering the sales prices within the communities. This decision resulted in land impairments of $31.5 million in the three months ended June 30, 2017.

We determine the fair value of a community's inventory, and any related impairments, using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community, which may be located in a variety of geographic markets, and offer homes at sales

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

prices reflective of the product offering and market. Accordingly, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated.

The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impairments recorded in the three months ended June 30, 2017:

	Range
	June 30, 2017
Average selling price ($000s)	$253	to	$461
Sales pace per quarter (units)	5	to	9
Discount rate	18%	to	25%

Our evaluations for impairments are based on our best estimates of the future cash flows to be generated from our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Northeast	$200,626	$148,303	$333,062	$256,904
Southeast	445,506	381,132	820,129	710,244
Florida	455,637	363,421	804,346	677,717
Midwest	356,466	357,985	653,972	602,491
Texas	330,692	288,669	577,331	523,210
West	728,031	435,075	1,252,273	792,129
	2,516,958	1,974,585	4,441,113	3,562,695
Financial Services	52,764	47,275	98,702	89,042
Consolidated revenues	$2,569,722	$2,021,860	$4,539,815	$3,651,737

Income (loss) before income taxes (d):
Northeast	$25,158	$(38,249)	$34,470	$(33,849)
Southeast	54,357	40,274	94,814	72,640
Florida (a)	67,491	36,110	112,436	80,633
Midwest	43,050	37,573	71,451	55,827
Texas	50,859	46,522	81,395	79,318
West (b)	154,414	(1,850)	243,619	32,234
Other homebuilding (c)	(6,876)	(16,781)	(39,374)	(57,441)
	388,453	103,599	598,811	229,362
Financial Services	20,717	18,948	34,551	32,451
Consolidated income before income taxes	$409,170	$122,547	$633,362	$261,813

(a)	Florida includes a warranty charge of $12.1 million for the three and six months ended June 30, 2017 related to a closed-out community (see Note 8).

(b)	West includes gains of $26.4 million related to two land sale transactions in California that closed in the three and six months ended June 30, 2018.

(c)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $37.9 million and $19.8 million for the three and six months ended June 30, 2018 and 2017, respectively, and a write-off of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8).

(d)	Includes land-related charges, as summarized in the below table.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Land-related charges*:
Northeast	$498	$49,820	$1,683	$49,918
Southeast	689	491	1,731	958
Florida	226	8,602	409	8,754
Midwest	372	7,567	1,118	8,095
Texas	220	589	270	847
West	148	54,409	361	56,441
Other homebuilding	269	4,095	269	4,095
	$2,422	$125,573	$5,841	$129,108

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$298,241	$272,358	$73,577	$644,176	$811,067
Southeast	506,116	633,489	78,183	1,217,788	1,355,703
Florida	488,392	879,165	97,481	1,465,038	1,602,996
Midwest	371,665	420,733	28,727	821,125	909,295
Texas	332,420	417,251	88,727	838,398	915,707
West	869,845	1,161,466	143,544	2,174,855	2,357,858
Other homebuilding (a)	55,581	261,153	21,551	338,285	1,389,431
	2,922,260	4,045,615	531,790	7,499,665	9,342,057
Financial Services	—	—	—	—	473,519
	$2,922,260	$4,045,615	$531,790	$7,499,665	$9,815,576

	Operating Data by Segment
	($000's omitted)
	December 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,413	$327,599	$73,574	$635,586	$791,511
Southeast	433,411	613,626	121,238	1,168,275	1,287,992
Florida	359,651	876,856	109,069	1,345,576	1,481,837
Midwest	299,896	476,694	28,482	805,072	877,282
Texas	251,613	435,018	87,392	774,023	859,847
West	798,706	1,137,940	147,493	2,084,139	2,271,328
Other homebuilding (a)	43,715	268,081	22,663	334,459	1,469,234
	2,421,405	4,135,814	589,911	7,147,130	9,039,031
Financial Services	—	—	—	—	647,618
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,686,649

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2018	December 31, 2017
4.250% unsecured senior notes due March 2021 (a)	$700,000	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,152)	(13,057)
Total senior notes	2,986,848	2,986,943
Other notes payable	18,842	20,024
Notes payable	$3,005,690	$3,006,967
Estimated fair value	$2,998,340	$3,263,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $18.8 million and $20.0 million at June 30, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.8%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at June 30, 2018 and December 31, 2017, and $214.6 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at June 30, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2018, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $785.4 million and $764.5 million at June 30, 2018 and December 31, 2017, respectively.

Joint venture debt

At June 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $55.0 million, of which $54.2 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the “Repurchase Agreement”) that matures in August 2018. The maximum aggregate commitment was $400.0 million at June 30, 2018, and will remain unchanged through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $264.0 million and $437.8 million outstanding under the Repurchase Agreement at June 30, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the six months ended June 30, 2018, we declared cash dividends totaling $52.0 million and repurchased 3.5 million shares under our repurchase authorization for $105.1 million. For the six months ended June 30, 2017, we declared cash dividends totaling $56.9 million and repurchased 17.5 million shares under our repurchase authorization for $399.9 million. At June 30, 2018, we had remaining authorization to repurchase $489.3 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2018 and 2017, participants surrendered shares valued at $7.4 million and $5.9 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 20.8% and 21.9%, respectively, compared to 17.8% and 26.6%, respectively, for the same periods in 2017. Our effective tax rate for the three and six months ended June 30, 2018 differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service acceptance of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes. For the same periods in the prior year, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. The federal statutory rate was reduced from 35% in 2017 to 21% in 2018 due to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three and six months ended June 30, 2018, we have made no material adjustments to the provisional amounts recorded at December 31, 2017. Adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

At June 30, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $511.4 million and $645.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At June 30, 2018 and December 31, 2017, we had $19.9 million and $48.6 million, respectively, of gross unrecognized tax benefits and $5.2 million and $4.9 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $11.2 million, excluding interest and penalties, primarily due to potential audit settlements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2018	December 31, 2017

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$369,634	$570,600
Interest rate lock commitments	Level 2	11,634	5,583
Forward contracts	Level 2	(2,240)	(385)
Whole loan commitments	Level 2	406	(147)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$1,631	$11,045
Land held for sale	Level 2	5,279	8,600

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$401,915	$306,168
Financial Services debt	Level 2	264,043	437,804
Other notes payable	Level 2	18,842	20,024
Senior notes payable	Level 2	2,979,498	3,243,750

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 2 for the valuation techniques and inputs applied in determining the fair value of house and land inventory and land held for sale.

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.0 billion at both June 30, 2018 and December 31, 2017.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Commitments and contingencies

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. In addition, certain trustees and investors continue to attempt to collect damages based on losses from loans that originated prior to 2009. Some of our mortgage subsidiaries are currently defendants in litigation related to such claims.

Our recorded liabilities for all such claims totaled $34.5 million and $34.6 million at June 30, 2018 and December 31, 2017, respectively. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $214.6 million and $1.2 billion, respectively, at June 30, 2018 and $235.5 million and $1.2 billion, respectively, at December 31, 2017. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Warranty liabilities, beginning of period	$70,986	$64,681	$72,709	$66,134
Reserves provided	15,731	12,446	27,647	23,088
Payments	(17,129)	(16,815)	(31,411)	(28,914)
Other adjustments (a)	2,581	13,041	3,224	13,045
Warranty liabilities, end of period	$72,169	$73,353	$72,169	$73,353

(a)	During the three and six months ended June 30, 2017, we recognized a charge of $12.1 million related to estimated costs to complete repairs in a closed-out community in Florida.

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

Our recorded reserves for all such claims totaled $725.5 million and $758.8 million at June 30, 2018 and December 31, 2017, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 62% and 65% of the total general liability reserves at June 30, 2018 and December 31, 2017, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $37.9 million during the three and six months ended June 30, 2018 and $19.8 million during the three and six months ended June 30, 2017. These reductions were the result of changes in estimates driven by claim experience being less than anticipated in previous actuarial projections. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$771,104	$835,326	$758,812	$831,058
Reserves provided, net	23,235	23,411	42,895	43,126
Adjustments to previously recorded reserves (a)	(37,529)	(19,813)	(35,068)	(21,793)
Payments, net (b)	(31,328)	(24,168)	(41,157)	(37,635)
Balance, end of period	$725,482	$814,756	$725,482	$814,756

(a)	Includes general liability reserve reversals of $37.9 million for the three and six months ended June 30, 2018 and $19.8 million for the three and six months ended June 30, 2017.

(b)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $155.3 million and $213.4 million at June 30, 2018 and December 31, 2017, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action.

During the six months ended June 30, 2017, we wrote-off $15.0 million of insurance receivables in conjunction with settling insurance policies with multiple carriers covering multiple years. At June 30, 2018, we are the plaintiff in an arbitration

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

proceeding with one of our insurance carriers in regard to $22.3 million of recorded insurance receivables relating to the applicability of coverage to such costs under their policy. We believe collection of our recorded insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcome of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2018
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$318,811	$48,280	$—	$367,091
Restricted cash	—	33,634	1,190	—	34,824
Total cash, cash equivalents, and restricted cash	—	352,445	49,470	—	401,915
House and land inventory	—	7,402,692	96,973	—	7,499,665
Land held for sale	—	77,941	—	—	77,941
Residential mortgage loans available- for-sale	—	—	369,634	—	369,634
Investments in unconsolidated entities	—	61,182	536	—	61,718
Other assets	17,108	576,371	165,751	—	759,230
Intangible assets	—	134,092	—	—	134,092
Deferred tax assets, net	519,188	—	(7,807)	—	511,381
Investments in subsidiaries and intercompany accounts, net	7,084,815	288,223	7,967,379	(15,340,417)	—
	$7,621,111	$8,892,946	$8,641,936	$(15,340,417)	$9,815,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$85,067	$1,661,695	$249,885	$—	$1,996,647
Income tax liabilities	22,484	—	—	—	22,484
Financial Services debt	—	—	264,043	—	264,043
Notes payable	2,986,848	17,962	880	—	3,005,690
Total liabilities	3,094,399	1,679,657	514,808	—	5,288,864
Total shareholders’ equity	4,526,712	7,213,289	8,127,128	(15,340,417)	4,526,712
	$7,621,111	$8,892,946	$8,641,936	$(15,340,417)	$9,815,576

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,421,643	$28,411	$—	$2,450,054
Land sale and other revenues	—	66,418	486	—	66,904
	—	2,488,061	28,897	—	2,516,958
Financial Services	—	—	52,764	—	52,764
	—	2,488,061	81,661	—	2,569,722
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,840,487)	(21,646)	—	(1,862,133)
Land sale cost of revenues	—	(37,884)	(299)	—	(38,183)
	—	(1,878,371)	(21,945)	—	(1,900,316)
Financial Services expenses	—	(133)	(32,091)	—	(32,224)
Selling, general, and administrative expenses	—	(221,590)	(4,466)	—	(226,056)
Other expense, net	(196)	(13,436)	11,676	—	(1,956)
Intercompany interest	(2,085)	—	2,085	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,281)	374,531	36,920	—	409,170
Income tax (expense) benefit	547	(75,977)	(9,651)	—	(85,081)
Income (loss) before equity in income (loss) of subsidiaries	(1,734)	298,554	27,269	—	324,089
Equity in income (loss) of subsidiaries	325,823	24,504	258,352	(608,679)	—
Net income (loss)	324,089	323,058	285,621	(608,679)	324,089
Other comprehensive income	30	—	—	—	30
Comprehensive income (loss)	$324,119	$323,058	$285,621	$(608,679)	$324,119

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,945,312	$20,329	$—	$1,965,641
Land sale and other revenues	—	7,399	1,545	—	8,944
	—	1,952,711	21,874	—	1,974,585
Financial Services	—	—	47,275	—	47,275
	—	1,952,711	69,149	—	2,021,860
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,533,402)	(16,535)	—	(1,549,937)
Land sale cost of revenues	—	(86,408)	(1,191)	—	(87,599)
	—	(1,619,810)	(17,726)	—	(1,637,536)
Financial Services expenses	—	(124)	(28,354)	—	(28,478)
Selling, general, and administrative expenses	—	(210,110)	(6,101)	—	(216,211)
Other expense, net	(129)	(23,877)	6,918	—	(17,088)
Intercompany interest	(544)	—	544	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(673)	98,790	24,430	—	122,547
Income tax (expense) benefit	256	(12,733)	(9,321)	—	(21,798)
Income (loss) before equity in income (loss) of subsidiaries	(417)	86,057	15,109	—	100,749
Equity in income (loss) of subsidiaries	101,166	11,013	45,621	(157,800)	—
Net income (loss)	100,749	97,070	60,730	(157,800)	100,749
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$100,769	$97,070	$60,730	$(157,800)	$100,769

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,316,500	$45,152	$—	$4,361,652
Land sale and other revenues	—	77,977	1,484	—	79,461
	—	4,394,477	46,636	—	4,441,113
Financial Services	—	—	98,702	—	98,702
	—	4,394,477	145,338	—	4,539,815
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,286,043)	(36,030)	—	(3,322,073)
Land sale cost of revenues	—	(48,714)	(1,017)	—	(49,731)
	—	(3,334,757)	(37,047)	—	(3,371,804)
Financial Services expenses	—	(275)	(64,161)	—	(64,436)
Selling, general, and administrative expenses	—	(453,535)	(13,415)	—	(466,950)
Other expense, net	(336)	(21,037)	18,110	—	(3,263)
Intercompany interest	(3,553)	—	3,553	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,889)	584,873	52,378	—	633,362
Income tax (expense) benefit	934	(125,508)	(13,947)	—	(138,521)
Income (loss) before equity in income (loss) of subsidiaries	(2,955)	459,365	38,431	—	494,841
Equity in income (loss) of subsidiaries	497,796	37,068	369,023	(903,887)	—
Net income (loss)	494,841	496,433	407,454	(903,887)	494,841
Other comprehensive income	50	—	—	—	50
Comprehensive income (loss)	$494,891	$496,433	$407,454	$(903,887)	$494,891

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,521,958	$29,105	$—	$3,551,063
Land sale and other revenues	—	9,311	2,321	—	11,632
	—	3,531,269	31,426	—	3,562,695
Financial Services	—	—	89,042	—	89,042
	—	3,531,269	120,468	—	3,651,737
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(2,743,042)	(24,573)	—	(2,767,615)
Land sale cost of revenues	—	(89,004)	(1,823)	—	(90,827)
	—	(2,832,046)	(26,396)	—	(2,858,442)
Financial Services expenses	—	(263)	(56,583)	—	(56,846)
Selling, general, and administrative expenses	—	(428,085)	(24,394)	—	(452,479)
Other expense, net	(259)	(36,763)	14,865	—	(22,157)
Intercompany interest	(878)	—	878	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,137)	234,112	28,838	—	261,813
Income tax (expense) benefit	432	(58,658)	(11,319)	—	(69,545)
Income (loss) before equity in income (loss) of subsidiaries	(705)	175,454	17,519	—	192,268
Equity in income (loss) of subsidiaries	192,973	18,266	82,930	(294,169)	—
Net income (loss)	192,268	193,720	100,449	(294,169)	192,268
Other comprehensive income	41	—	—	—	41
Comprehensive income (loss)	$192,309	$193,720	$100,449	$(294,169)	$192,309

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$259,028	$63,775	$224,779	$—	$547,582
Cash flows from investing activities:
Capital expenditures	—	(28,908)	(4,151)	—	(33,059)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	5,759	1,156	—	6,915
Net cash provided by (used in) investing activities	—	(24,149)	(2,995)	—	(27,144)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(173,761)	—	(173,761)
Repayments of debt	—	(81,758)	(674)	—	(82,432)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Debt issuance costs	(8,090)	—	—	—	(8,090)
Stock option exercises	4,467	—	—	—	4,467
Share repurchases	(112,491)	—	—	—	(112,491)
Dividends paid	(52,384)	—	—	—	(52,384)
Intercompany activities, net	(90,530)	236,776	(146,246)	—	—
Net cash provided by (used in) financing activities	(259,028)	155,018	(320,681)	—	(424,691)
Net increase (decrease)	—	194,644	(98,897)	—	95,747
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$352,445	$49,470	$—	$401,915

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$58,415	$(29,931)	$147,842	$—	$176,326
Cash flows from investing activities:
Capital expenditures	—	(14,346)	(2,546)	—	(16,892)
Investments in unconsolidated entities	—	(17,832)	—	—	(17,832)
Other investing activities, net	—	2,874	269	—	3,143
Net cash provided by (used in) investing activities	—	(29,304)	(2,277)	—	(31,581)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(177,918)	—	(177,918)
Repayments of debt	—	(1,382)	(771)	—	(2,153)
Borrowings under revolving credit facility	110,000	—	—	—	110,000
Repayments under revolving credit facility	(110,000)	—	—	—	(110,000)
Stock option exercises	15,966	—	—	—	15,966
Share repurchases	(405,819)	—	—	—	(405,819)
Dividends paid	(58,214)	—	—	—	(58,214)
Intercompany activities, net	389,652	(360,529)	(29,123)	—	—
Net cash provided by (used in) financing activities	(58,415)	(361,911)	(207,812)	—	(628,138)
Net increase (decrease)	—	(421,146)	(62,247)	—	(483,393)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$190,039	$49,816	$—	$239,855

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We continue to see U.S. housing demand being supported by a number of positive market dynamics, including an expanding economy, ongoing growth in jobs and wages, historically low unemployment, and sustained high levels of consumer confidence. Against this favorable demand dynamic is a generally limited supply of new homes across the markets we serve as land and labor resources remain constrained along with affordability challenges, especially among first-time and move-up buyers, due to the combination of increased home prices and higher mortgage rates.

Our investments have put us in a position to open new communities, which are allowing us to grow the business, as evidenced by net new order dollars increasing 10% for the six months ended June 30, 2018, as compared to the prior year, and our backlog increasing by 17% to $5.2 billion as of June 30, 2018. While customer traffic to our communities has increased during 2018, we did experience lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased. This resulted in a 1% decrease in our signups for the three months ended June 30, 2018, as compared to the prior year. However, consistent with our efforts to drive enhanced operational performance, we realized significant improvements in gross margins, overhead leverage, and income before income taxes as compared to the prior year. The favorable market conditions and our sizable backlog of orders give us confidence that we have the business well-positioned to deliver strong performance throughout 2018, continue to use our capital to support future growth, and consistently return funds to shareholders through dividends and share repurchases. The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before income taxes:
Homebuilding	$388,453	$103,599	$598,811	$229,362
Financial Services	20,717	18,948	34,551	32,451
Income before income taxes	409,170	122,547	633,362	261,813
Income tax expense	(85,081)	(21,798)	(138,521)	(69,545)
Net income	$324,089	$100,749	$494,841	$192,268
Per share data - assuming dilution:
Net income	$1.12	$0.32	$1.71	$0.60
•Homebuilding income before income taxes for the three and six months ended June 30, 2018 increased 275% and 161%, respectively, compared with the prior year periods as the result of higher revenues, better overheard utilization, and the net impact of the following significant income (expense) items ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Land inventory impairments (see Note 2)	$(553)	$(31,487)	$(553)	$(31,487)
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	(217)	(81,006)	(1,027)	(82,886)
Impairments of unconsolidated entities (see Note 2)	—	(8,017)	—	(8,017)
Write-offs of deposits and pre-acquisition costs (see Note 2)	(1,652)	(5,063)	(4,261)	(6,718)
Warranty claim (see Note 8)	—	(12,106)	—	—
Write-off of insurance receivable (see Note 8)	—	—	—	(15,000)
Land sale gains (see Note 3)	26,402	—	26,402	—
Insurance reserve reversal (see Note 8)	37,890	19,813	37,890	19,813
	$61,870	$(117,866)	$58,451	$(124,295)
For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.

•
Financial Services income before income taxes increased for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 due to an increase in origination volume resulting from higher volumes in the Homebuilding segment.

•
Our effective tax rate for the three and six months ended June 30, 2018 was 20.8% and 21.9%, respectively, compared to 17.8% and 26.6% for the same periods in 2017. For three and six months ended June 30, 2018, our effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service acceptance of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. The federal statutory rate was reduced from 35% in 2017 to 21% in 2018 due to the Tax Act, which was enacted on December 22, 2017.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Home sale revenues	$2,450,054	25%	$1,965,641	$4,361,652	23%	$3,551,063
Land sale and other revenues (a)	66,904	648%	8,944	79,461	583%	11,632
Total Homebuilding revenues	2,516,958	27%	1,974,585	4,441,113	25%	3,562,695
Home sale cost of revenues (b)	(1,862,133)	20%	(1,549,937)	(3,322,073)	20%	(2,767,615)
Land sale cost of revenues (c)	(38,183)	(56)%	(87,599)	(49,731)	(45)%	(90,827)
Selling, general, and administrative expenses ("SG&A") (d)	(226,056)	5%	(216,211)	(466,950)	3%	(452,479)
Other expense, net (e)	(2,133)	(88)%	(17,239)	(3,548)	(84)%	(22,412)
Income before income taxes	$388,453	275%	$103,599	$598,811	161%	$229,362

Supplemental data:
Gross margin from home sales (b)	24.0%	290 bps	21.1%	23.8%	170 bps	22.1%
SG&A as a percentage of home sale revenues (d)	9.2%	(180) bps	11.0%	10.7%	(200) bps	12.7%
Closings (units)	5,741	14%	5,044	10,367	12%	9,269
Average selling price	$427	10%	$390	$421	10%	$383
Net new orders (f):
Units	6,341	(1)%	6,395	13,216	6%	12,521
Dollars	$2,694,271	3%	$2,625,091	$5,587,823	10%	$5,071,230
Cancellation rate	14%		13%	13%		12%
Active communities at June 30				847	5%	803
Backlog at June 30:
Units				11,845	11%	10,674
Dollars				$5,205,234	17%	$4,461,680

(a)	Includes net gains gains of $26.4 million related to two land sale transactions in California that closed during the three and six months ended June 30, 2018 (see Note 3).

(b)
Includes land inventory impairments of $31.5 million (see Note 2) and a warranty charge of $12.1 million related to a closed-out community (see Note 8) for the three and six months ended June 30, 2017. Also includes the amortization of capitalized interest.

(c)	Includes net realizable value adjustments on land held for sale of $81.0 million and $82.9 million for the three and six months ended June 30, 2017, respectively (see Note 2).

(d)
Includes insurance reserve reversals of $37.9 million and $19.8 million for the three and six months ended June 30, 2018 and 2017, respectively, and a write-off of $15.0 million of insurance receivables associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8).

(e)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the three and six months ended June 30, 2017 (see Note 2).

(f)	New order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2018 were higher than the prior year by $484.4 million and $810.6 million, respectively. For the three months ended June 30, 2018, the 25% increase was attributable to a 14% increase in closings and 10% increase in average selling price. For the six months ended June 30, 2018, the 23% increase was attributable to a 12% increase in closings and 10% increase in average selling price. The increase in closings reflects the significant investments we have made and the resulting increase in our active communities, combined with ongoing increases in the overall demand for new homes. The higher average selling price occurred across the majority of our markets and reflects shifts in product mix, including a small increase in the mix of closings in Northern California, where our average selling prices are significantly higher than the Company average.

Home sale gross margins

Home sale gross margins were 24.0% and 23.8% for the three and six months ended June 30, 2018, respectively, compared to 21.1% and 22.1% for the three and six months ended June 30, 2017, respectively. Gross margins for the three and six months ended June 30, 2018 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, a small increase in the mix of closings in Northern California, favorable pricing conditions in the majority of our markets, and slightly lower amortized interest costs (160 bps for both the three and six months ended June 30, 2018 compared to 180 bps for the same periods in 2017). Gross margins for the three and six months ended June 30, 2017 include the aforementioned land inventory impairments totaling $31.5 million, or 160 bps and 90 bps, respectively (see Note 2). Gross margin for the three and six months ended June 30, 2017, also includes a warranty charge of $12.1 million, or 60 bps and 30 bps, respectively, related to a closed-out community in Florida (see Note 8). The supportive pricing environment that exists in many of our markets is allowing us to effectively manage ongoing pressure in house costs, particularly as it relates to the sustained high levels of lumber and trade labor pricing.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $28.7 million and $29.7 million for the three and six months ended June 30, 2018, respectively, compared to losses of $78.7 million and $79.2 million for the three and six months ended June 30, 2017, respectively. The gains in 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million. The losses in 2017 resulted from the aforementioned NRV charges of $81.0 million and $82.9 million for the three and six months ended June 30, 2017, respectively (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 9.2% and 10.7% for the three and six months ended June 30, 2018, respectively, compared with 11.0% and 12.7% for the three and six months ended June 30, 2017, respectively. The gross dollar amount of our SG&A increased $9.8 million, or 5%, for the three months ended June 30, 2018 compared to June 30, 2017 and increased $14.5 million, or 3%, for the six months ended June 30, 2018 compared to June 30, 2017. The improved overhead leverage resulted from volume efficiencies, realized cost efficiencies, and includes the aforementioned insurance reserve reversals of $37.9 million and $19.8 million for the three and six months ended June 30, 2018 and 2017, respectively, offset by a write-off of $15.0 million associated with the resolution of certain insurance matters in the six months ended June 30, 2017 (see Note 8).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Write-offs of deposits and pre-acquisition costs	$(1,652)	$(5,063)	$(4,261)	$(6,718)
Amortization of intangible assets	(3,450)	(3,450)	(6,900)	(6,900)
Interest income	835	599	1,399	1,432
Interest expense	(165)	(134)	(308)	(271)
Equity in earnings (losses) of unconsolidated entities (a)	265	(5,763)	1,226	(4,569)
Miscellaneous, net	2,034	(3,428)	5,296	(5,386)
Total other expense, net	$(2,133)	$(17,239)	$(3,548)	$(22,412)

(a)	Includes an $8.0 million impairment of a joint venture investment in the three and six months ended June 30, 2017 (see Note 2).

Net new orders

Net new order units decreased 1% for the three months ended June 30, 2018, as compared with the prior year period, and increased 6% for the six months ended June 30, 2018, as compared with the prior year period. Our higher number of active communities combined with the overall demand environment resulted in a strong start to the spring selling season. However, while customer traffic to our communities increased during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased.

Net new orders in dollars increased by 3% and 10% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to the changes in units combined with higher average selling prices. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% and 13% for the three and six months ended June 30, 2018, respectively, compared to 13% and 12% for the same periods in 2017. Ending backlog, which represents orders for homes that have not yet closed, increased 11% in units at June 30, 2018 compared with June 30, 2017, primarily as a result of the higher net new order volume, and 17% in dollars due to the unit increase and a higher average selling price.

Homes in production

The following is a summary of our homes in production:

	June 30, 2018	June 30, 2017
Sold	8,550	7,360
Unsold
Under construction	2,043	1,741
Completed	565	487
	2,608	2,228
Models	1,192	1,116
Total	12,350	10,704

The number of homes in production at June 30, 2018 was 15% higher than at June 30, 2017, due primarily to the higher net new order volume and backlog. As part of our inventory management strategies, we expect to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,015	6,979	11,994	5,194	5,569	10,763
Southeast	15,165	12,467	27,632	15,404	11,085	26,489
Florida	18,789	13,449	32,238	18,458	11,887	30,345
Midwest	10,550	12,156	22,706	10,612	9,196	19,808
Texas	14,099	7,961	22,060	13,923	8,320	22,243
West	25,559	6,913	32,472	25,662	6,099	31,761
Total	89,177	59,925	149,102	89,253	52,156	141,409

Developed (%)	40%	19%	32%	37%	20%	31%

Of our controlled lots, 89,177 and 89,253 were owned and 59,925 and 52,156 were controlled under land option agreements at June 30, 2018 and December 31, 2017, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.7 billion at June 30, 2018. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $218.4 million, of which $14.1 million is refundable, at June 30, 2018.

Homebuilding Segment Operations

As of June 30, 2018, we conducted our operations in 45 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Home sale revenues:
Northeast	$198,811	34%	$148,272	$331,151	29%	$256,804
Southeast	444,720	17%	378,857	818,163	16%	706,443
Florida	455,533	27%	359,946	796,605	18%	674,028
Midwest	354,855	(1)%	357,847	651,750	8%	602,259
Texas	330,215	14%	288,519	575,324	10%	522,785
West	665,920	54%	432,200	1,188,659	51%	788,744
	$2,450,054	25%	$1,965,641	$4,361,652	23%	$3,551,063
Income (loss) before income taxes (a):
Northeast	$25,158	(e)	$(38,249)	$34,470	(e)	$(33,849)
Southeast	54,357	35%	40,274	94,814	31%	72,640
Florida (b)	67,491	87%	36,110	112,436	39%	80,633
Midwest	43,050	15%	37,573	71,451	28%	55,827
Texas	50,859	9%	46,522	81,395	3%	79,318
West (c)	154,414	(e)	(1,850)	243,619	(e)	32,234
Other homebuilding (d)	(6,876)	59%	(16,781)	(39,374)	31%	(57,441)
	$388,453	275%	$103,599	$598,811	161%	$229,362

(a)	Includes land-related charges of $125.6 million and $129.1 million for the three and six months ended June 30, 2017 (See Note 2).

(b)	Includes a warranty charge of $12.1 million for the three and six months ended June 30, 2017 related to a closed-out community (see Note 8).

(c)	Includes gains of $26.4 million related to two land sale transactions in California in the three and six months ended June 30, 2018.

(d)
Other homebuilding includes insurance reserve reversals of $37.9 million and $19.8 million for the three and six months ended June 30, 2018 and 2017, respectively, and a write-off of insurance receivables associated with the resolution of certain insurance matters of $15.0 million for the six months ended June 30, 2017 (see Note 8), amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments.

(e)	Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Closings (units):
Northeast	401	35%	296	652	23%	528
Southeast	1,072	13%	949	1,996	12%	1,785
Florida	1,134	25%	910	2,021	16%	1,742
Midwest	872	(4)%	907	1,639	4%	1,575
Texas	1,096	5%	1,042	1,905	1%	1,882
West	1,166	24%	940	2,154	23%	1,757
	5,741	14%	5,044	10,367	12%	9,269

Average selling price:
Northeast	$496	(1)%	$501	$508	4%	$486
Southeast	415	4%	399	410	4%	396
Florida	402	2%	396	394	2%	387
Midwest	407	3%	395	398	4%	382
Texas	301	9%	277	302	9%	278
West	571	24%	460	552	23%	449
	$427	10%	$390	$421	10%	$383

Net new orders - units:
Northeast	450	20%	376	898	14%	787
Southeast	1,093	(8)%	1,193	2,352	4%	2,270
Florida	1,347	24%	1,090	2,791	31%	2,130
Midwest	1,055	(3)%	1,089	2,157	(4)%	2,251
Texas	1,183	(1)%	1,189	2,506	4%	2,400
West	1,213	(17)%	1,458	2,512	(6)%	2,683
	6,341	(1)%	6,395	13,216	6%	12,521

Net new orders - dollars:
Northeast	$234,492	16%	$201,355	$469,142	14%	$410,491
Southeast	459,197	(3)%	475,692	983,106	9%	900,594
Florida	547,704	31%	417,249	1,120,479	38%	810,461
Midwest	427,996	2%	418,136	878,522	—%	881,461
Texas	373,118	6%	350,398	777,972	12%	695,901
West	651,764	(14)%	762,261	1,358,602	(1)%	1,372,322
	$2,694,271	3%	$2,625,091	$5,587,823	10%	$5,071,230

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Cancellation rates:
Northeast	9%		10%	8%		10%
Southeast	12%		11%	11%		11%
Florida	12%		13%	12%		12%
Midwest	12%		11%	11%		10%
Texas	18%		15%	17%		15%
West	15%		14%	14%		14%
	14%		13%	13%		12%

Unit backlog:
Northeast				758	17%	646
Southeast				2,072	12%	1,856
Florida				2,448	36%	1,806
Midwest				2,005	1%	1,983
Texas				2,027	5%	1,930
West				2,535	3%	2,453
				11,845	11%	10,674

Backlog dollars:
Northeast				$391,642	14%	$343,282
Southeast				883,109	14%	777,911
Florida				1,005,463	45%	692,660
Midwest				815,311	4%	780,280
Texas				652,445	13%	575,607
West				1,457,264	13%	1,291,940
				$5,205,234	17%	$4,461,680

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Land-related charges*:
Northeast	$498	$49,820	$1,683	$49,918
Southeast	689	491	1,731	958
Florida	226	8,602	409	8,754
Midwest	372	7,567	1,118	8,095
Texas	220	589	270	847
West	148	54,409	361	56,441
Other homebuilding	269	4,095	269	4,095
	$2,422	$125,573	$5,841	$129,108

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue (Note 2). Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the second quarter of 2018, Northeast home sale revenues increased 34% compared with the prior year period due to a 35% increase in closings, offset by a slight decrease in the average selling price. The higher revenues occurred primarily in Mid-Atlantic and New England. Income before income taxes increased primarily due to the increased revenues when combined with the land-related charges recognized in the prior year period. Improved overhead leverage also contributed to the improvement. Net new orders increased across all markets.

For the six months ended June 30, 2018, Northeast home sale revenues increased by 29% when compared with the prior year period, due to a 23% increase in closings, combined with an increased average selling price of 4%. The increase in closings was attributable to Mid-Atlantic and New England. The increased average selling price occurred in Mid-Atlantic. The increased income before income taxes resulted from higher revenues and improved overhead utilization, combined with the land-related charges recognized in 2017. Net new orders increased across all markets.

Southeast

For the second quarter of 2018, Southeast home sale revenues increased 17% compared with the prior year period due to a 13% increase in closings combined with a 4% increase in the average selling price. The increased closings occurred across all markets, while the increased average selling price was broad-based except for Raleigh. Income before income taxes increased primarily as the result of the higher revenues. Net new orders decreased across all markets with the exception of Coastal Carolinas.

For the six months ended June 30, 2018, Southeast home sale revenues increased 16% compared with the prior year as the result of a 4% increase in average selling price combined with a 12% increase in closings. The increase in closings occurred across all markets except for Charlotte, while the increase in average selling price was broad-based except for Raleigh. Income before income taxes increased 31%, primarily a result of the increased revenues. Net new orders increased across all markets with the exception of Georgia and Tennessee.

Florida

For the second quarter of 2018, Florida home sale revenues increased 27% compared with the prior year period due to a 25% increase in closings combined with a 2% increase in average selling price. The increase in closings occurred across all markets, while the increased average selling price occurred in North Florida and West Florida. Income before income taxes increased due to the higher revenues combined with the land-related charges and warranty adjustment recognized in the prior year period (see Note 2 and Note 8). Net new orders increased across all markets, reflecting improved order levels driven by the opening of new communities.

For the six months ended June 30, 2018, Florida home sale revenues increased 18% compared with the prior year period due to a 2% increase in the average selling price combined with a 16% increase in closings. Income before income taxes increased due to higher revenues combined with the aforementioned land-related charges and warranty adjustment recognized in 2017 (see Note 2 and Note 8). Net new orders increased across all markets reflecting improved order levels driven by the opening of new communities.

Midwest

For the second quarter of 2018, Midwest home sale revenues slightly decreased over the prior year period due to a 4% decrease in closings partially offset by a 3% increase in average selling price. The increased average selling price occurred across the majority of markets while the decreased closings were concentrated in Illinois and Indianapolis-Louisville. Income before income taxes increased compared to the prior year primarily due to the land-related charges (see Note 2) in the prior year period. Net new orders decreased across all markets with the exception of Michigan.

For the six months ended June 30, 2018, Midwest home sale revenues increased 8% compared with the prior year period due to a 4% increase in average selling price combined with a 4% increase in closings. The higher revenues occurred across most markets with the exception of Minnesota and Indianapolis-Louisville. Income before income taxes increased primarily due to increased revenues. Net new orders decreased across all markets, except for Michigan.

Texas

For the second quarter of 2018, Texas home sale revenues increased 14% compared with the prior year period due to a 9% increase in average selling price, combined with a 5% increase in closings. The increase in average selling price occurred across all markets, while the increase in closings occurred primarily in Houston and Central Texas. Income before income taxes increased primarily due to the increased revenues, which were partially offset by higher overhead costs. Net new orders remained flat compared to the prior year period.

For the six months ended June 30, 2018, Texas home sale revenues increased 10% compared with the prior year period due to a 1% increase in closings combined with a 9% increase in the average selling price. The average selling price increased across all markets. Closings increased primarily in Houston and Central Texas, partially offset by decreased closings in Dallas and San Antonio due to timing differences between when older communities were closed out and newer communities became active. The higher revenues and closings led to an increase in income before income taxes. Net new orders increased across all markets except for Houston.

West

For the second quarter of 2018, West home sale revenues increased 54% compared with the prior year period resulting from a 24% increase in average selling price, combined with a 24% increase in closings. The increased average selling price and closings occurred across all markets. The increased revenues contributed to increased income before income taxes in all markets. A large portion of the increases in revenues, average selling price, and income before income taxes resulted from one multifamily project in Northern California. In addition, we closed on two land sale transactions in Northern California which generated gains totaling $26.4 million in the second quarter of 2018 and the prior year period included higher land-related charges (see Note 3). Net new orders decreased 17% overall, which was concentrated in Northern California, primarily due to a lower number of active communities combined with actions taken in certain communities to manage backlog.

For the six months ended June 30, 2018, West home sale revenues increased 51% compared with the prior year period due to a 23% increase in average selling price, combined with a 23% increase in closings. The increased average selling price and closings occurred across all markets. The increased revenues led to increased income taxes, primarily due to the results of Northern California's aforementioned multifamily project and land sales, combined with the land-related charges recognized in 2017 (see Note 3). Net new orders decreased 6% overall and was concentrated in Northern California primarily due to a lower number of active communities combined with actions taken in certain communities to manage backlog.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Mortgage revenues	$38,668	7%	$35,971	$73,695	7%	$68,672
Title services revenues	11,666	15%	10,132	20,603	13%	18,167
Insurance brokerage commissions	2,430	107%	1,172	4,404	100%	2,203
Total Financial Services revenues	52,764	12%	47,275	98,702	11%	89,042
Expenses	(32,224)	13%	(28,478)	(64,436)	13%	(56,846)
Other income, net	177	17%	151	285	12%	255
Income before income taxes	$20,717	9%	$18,948	$34,551	6%	$32,451
Total originations:
Loans	3,635	9%	3,330	6,627	7%	6,203
Principal	$1,122,017	16%	$969,691	$2,031,817	14%	$1,776,043

	Six Months Ended
	June 30,
	2018	2017
Supplemental data:
Capture rate	76.6%	79.5%
Average FICO score	751	749
Loan application backlog	$2,714,571	$2,545,209
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	24%
Other agency	67%	69%
Total agency	87%	93%
Non-agency	13%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2018 increased 12% and 11%, respectively, compared to the same periods in 2017, primarily due to higher loan origination volume resulting from higher volumes in the Homebuilding segment. A higher average loan size primarily driven by higher average selling prices in the Homebuilding segment also contributed to the higher revenues.

Income before income taxes

Income before income taxes for the three and six months ended June 30, 2018 increased 9% and 6%, respectively, when compared to the prior year periods. The increases over the prior year were due primarily to higher revenues that were largely offset by higher expenses. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower margins on our loan originations in 2018.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2018 was 20.8% and 21.9%, respectively, compared to 17.8% and 26.6%, respectively for the same periods in 2017. For the three and six months ended June 30, 2018 our effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service acceptance of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes. For the same period in the prior year, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, and tax law changes. The federal statutory rate was reduced from 35% in 2017 to 21% in 2018 due to the Tax Act, which was enacted on December 22, 2017.

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

At June 30, 2018, we had unrestricted cash and equivalents of $367.1 million, restricted cash balances of $34.8 million, and $785.4 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 39.9% at June 30, 2018.

Unsecured senior notes

We had $3.0 billion of unsecured senior notes outstanding at June 30, 2018 and December 31, 2017, respectively, with no repayments due until 2021, when $700.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $18.8 million and $20.0 million at June 30, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.8%.

Revolving credit facility

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at June 30, 2018 and December 31, 2017, and $214.6 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at June 30, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving

Credit Facility). As of June 30, 2018, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the “Repurchase Agreement”) that matures in August 2018. The maximum aggregate commitment was $400.0 million at June 30, 2018, and will remain unchanged through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $264.0 million and $437.8 million outstanding under the Repurchase Agreement at June 30, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the six months ended June 30, 2018, we declared cash dividends totaling $52.0 million and repurchased 3.5 million shares under our repurchase authorization totaling $105.1 million. At June 30, 2018, we had remaining authorization to repurchase $489.3 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2018 was $547.6 million, compared with net cash provided by operating activities of $176.3 million for the six months ended June 30, 2017. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2018 was primarily due to our pretax income of $633.4 million, supplemented by $127.0 million of deferred income taxes and a seasonal reduction of $199.6 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $281.4 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support our higher backlog.

Our positive cash flow from operations for the six months ended June 30, 2017 was primarily due to our pretax income of $261.8 million, which reflected $129.1 million in non-cash land-related charges, and a seasonal reduction of $172.9 million in residential mortgage loans available-for-sale. These sources were offset by a net increase in inventories of $486.4 million resulting from increased land investment combined with a seasonal build of house inventory.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities for the six months ended June 30, 2018 was $27.1 million, compared with net cash used in investing activities of $31.6 million for the six months ended June 30, 2017.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2018 totaled $424.7 million, compared with net cash used in financing activities of $628.1 million for the six months ended June 30, 2017. The net cash used in financing activities for the six months ended June 30, 2018 resulted primarily from the repurchase of 3.5 million common shares for $105.1 million under our repurchase authorization, repayments of debt totaling $82.4 million, $52.4 million in cash dividends, and net repayments of $173.8 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2017 resulted primarily from the repurchase of 17.5 million common shares for $399.9 million under our repurchase authorization, payment of $58.2 million in cash dividends, and net repayments of $177.9 million for borrowings under the Repurchase Agreement.

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

Contractual Obligations and Commercial Commitments

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion. There have been no other material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2018, we had outstanding letters of credit totaling $214.6 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at June 30, 2018, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2018, these agreements had an aggregate remaining purchase price of $2.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At June 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $55.0 million of which $54.2 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of ASC 606 (see "New accounting pronouncements" within Note 1) as included below:

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy. The contract assets for estimated future renewal commissions are included in other assets and totaled $29.8 million at June 30, 2018. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend many years into the future, actual results could differ from such estimates.

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
The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2018 ($000’s omitted):

	As of June 30, 2018 for the Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$—	$8,423	$9,539	$700,000	$—	$2,300,000	$3,017,962	$3,016,302
Average interest rate	—%	—%	3.98%	4.25%	—%	5.90%	5.50%

Variable rate debt (a)	$264,639	$283	$—	$—	$—	$—	$264,922	$264,922
Average interest rate	4.35%	7.80%	—%	—%	—%	—%	4.35%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2018 to April 30, 2018	571,563	$29.54	571,563	$525,068	(2)
May 1, 2018 to May 31, 2018	588,407	$30.49	587,140	$507,168	(2)
June 1, 2018 to June 30, 2018	592,921	$30.09	591,265	$489,328	(2)
Total	1,752,891	$30.05	1,749,968

(1)
During the second quarter of 2018, participants surrendered 2,923 shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
During the six months ended June 30, 2018, we repurchased 3.5 million shares for a total of $105.1 million. The share repurchase authorization has $489.3 million remaining as of June 30, 2018. There is no expiration date for this program.

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
Second Amended and Restated Credit Agreement dated June 22, 2018 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 22, 2018)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 26, 2018