Form 10-Q
period 2018-09-30
PULTEGROUP INC/MI/
filed 2018-10-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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
YES [ ]  NO  [X]

Number of common shares outstanding as of October 18, 2018: 280,861,332

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$728,631	$272,683
Restricted cash	30,381	33,485
Total cash, cash equivalents, and restricted cash	759,012	306,168
House and land inventory	7,489,454	7,147,130
Land held for sale	65,905	68,384
Residential mortgage loans available-for-sale	349,784	570,600
Investments in unconsolidated entities	54,278	62,957
Other assets	797,976	745,123
Intangible assets	130,642	140,992
Deferred tax assets, net	408,029	645,295
	$10,055,080	$9,686,649

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$465,833	$393,815
Customer deposits	342,376	250,779
Accrued and other liabilities	1,251,518	1,356,333
Income tax liabilities	10,324	86,925
Financial Services debt	250,733	437,804
Notes payable	3,005,418	3,006,967
	5,326,202	5,532,623
Shareholders' equity	4,728,878	4,154,026
	$10,055,080	$9,686,649

Note: The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Homebuilding
Home sale revenues	$2,572,236	$2,055,891	$6,933,888	$5,606,953
Land sale and other revenues	25,510	28,215	104,971	39,848
	2,597,746	2,084,106	7,038,859	5,646,801
Financial Services	51,620	46,952	150,322	135,995
Total revenues	2,649,366	2,131,058	7,189,181	5,782,796

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,954,160)	(1,564,605)	(5,276,232)	(4,332,221)
Land sale cost of revenues	(22,060)	(25,123)	(71,791)	(115,950)
	(1,976,220)	(1,589,728)	(5,348,023)	(4,448,171)

Financial Services expenses	(32,213)	(29,304)	(96,650)	(86,150)
Selling, general, and administrative expenses	(252,757)	(237,495)	(719,706)	(689,974)
Other expense, net	(3,488)	(6,282)	(6,753)	(28,439)
Income before income taxes	384,688	268,249	1,018,049	530,062
Income tax expense	(95,153)	(90,710)	(233,674)	(160,255)
Net income	$289,535	$177,539	$784,375	$369,807

Per share:
Basic earnings	$1.01	$0.59	$2.72	$1.18
Diluted earnings	$1.01	$0.58	$2.71	$1.18
Cash dividends declared	$0.09	$0.09	$0.27	$0.27

Number of shares used in calculation:
Basic	283,489	298,538	285,127	309,453
Effect of dilutive securities	1,183	1,690	1,301	1,861
Diluted	284,672	300,228	286,428	311,314

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$289,535	$177,539	$784,375	$369,807

Other comprehensive income, net of tax:
Change in value of derivatives	25	20	75	61
Other comprehensive income	25	20	75	61

Comprehensive income	$289,560	$177,559	$784,450	$369,868

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, January 1, 2018	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	514	5	5,457	—	—	5,462
Share issuances, net of cancellations	874	9	3,474	—	—	3,483
Dividends declared	—	—	—	—	(77,673)	(77,673)
Share repurchases	(6,073)	(61)	(284)	—	(179,094)	(179,439)
Share-based compensation	—	—	16,158	—		16,158
Net income	—	—	—	—	784,375	784,375
Other comprehensive income	—	—	—	75	—	75
Shareholders' Equity, September 30, 2018	282,067	$2,821	$3,196,347	$(370)	$1,530,080	$4,728,878

Shareholders' Equity, January 1, 2017	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change	—	—	(406)	—	18,643	18,237
Stock option exercises	1,954	20	22,745	—	—	22,765
Share issuances, net of cancellations	741	10	3,555	—	—	3,565
Dividends declared	—	—	—	—	(83,685)	(83,685)
Share repurchases	(27,849)	(281)	—	—	(665,531)	(665,812)
Share-based compensation	—	—	20,784	—	—	20,784
Net income	—	—	—	—	369,807	369,807
Other comprehensive income	—	—	—	61	—	61
Shareholders' Equity, September 30, 2017	293,936	$2,940	$3,163,168	$(465)	$1,179,442	$4,345,085

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$784,375	$369,807
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	230,335	127,856
Land-related charges	13,973	131,254
Depreciation and amortization	36,717	38,689
Share-based compensation expense	21,521	26,505
Other, net	(3,466)	(1,438)
Increase (decrease) in cash due to:
Inventories	(263,734)	(758,006)
Residential mortgage loans available-for-sale	218,900	173,148
Other assets	(22,117)	22,120
Accounts payable, accrued and other liabilities	(1,524)	122,544
Net cash provided by (used in) operating activities	1,014,980	252,479
Cash flows from investing activities:
Capital expenditures	(46,529)	(23,548)
Investments in unconsolidated entities	(1,000)	(22,007)
Other investing activities, net	15,545	5,788
Net cash provided by (used in) investing activities	(31,984)	(39,767)
Cash flows from financing activities:
Repayments of debt	(82,655)	(7,001)
Borrowings under revolving credit facility	1,566,000	971,000
Repayments under revolving credit facility	(1,566,000)	(888,000)
Financial Services borrowings (repayments)	(187,071)	(85,797)
Debt issuance costs	(8,165)	—
Stock option exercises	5,462	22,765
Share repurchases	(179,439)	(665,812)
Dividends paid	(78,284)	(86,018)
Net cash provided by (used in) financing activities	(530,152)	(738,863)
Net increase (decrease) in cash, cash equivalents, and restricted cash	452,844	(526,151)
Cash, cash equivalents, and restricted cash at beginning of period	306,168	723,248
Cash, cash equivalents, and restricted cash at end of period	$759,012	$197,097

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$16,747	$11,516
Income taxes paid, net	$88,544	$17,206

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Write-offs of deposits and pre-acquisition costs	$(3,136)	$(2,680)	$(7,398)	$(9,397)
Amortization of intangible assets	(3,450)	(3,450)	(10,350)	(10,350)
Interest income	1,842	485	3,240	1,917
Interest expense	(152)	(101)	(460)	(371)
Equity in earnings (loss) of unconsolidated entities (a)	886	415	2,112	(4,154)
Miscellaneous, net	522	(951)	6,103	(6,084)
Total other expense, net	$(3,488)	$(6,282)	$(6,753)	$(28,439)

(a)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the nine months ended September 30, 2017 (see Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $342.4 million and $250.8 million at September 30, 2018 and December 31, 2017, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. During the nine months ended September 30, 2018, we closed on a number of land sale transactions that generated gains totaling $28.9 million, as the proceeds from the sales exceeded the cost basis of the land. Substantially all performance obligations related to these transactions were satisfied at closing.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $30.4 million at September 30, 2018. Contract assets totaling $27.7 million were recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$289,535	$177,539	$784,375	$369,807
Less: earnings distributed to participating securities	(279)	(294)	(874)	(899)
Less: undistributed earnings allocated to participating securities	(2,871)	(1,645)	(7,752)	(2,837)
Numerator for basic earnings per share	$286,385	$175,600	$775,749	$366,071
Add back: undistributed earnings allocated to participating securities	2,871	1,645	7,752	2,837
Less: undistributed earnings reallocated to participating securities	(2,859)	(1,636)	(7,724)	(2,820)
Numerator for diluted earnings per share	$286,397	$175,609	$775,777	$366,088

Denominator:
Basic shares outstanding	283,489	298,538	285,127	309,453
Effect of dilutive securities	1,183	1,690	1,301	1,861
Diluted shares outstanding	284,672	300,228	286,428	311,314

Earnings per share:
Basic	$1.01	$0.59	$2.72	$1.18
Diluted	$1.01	$0.58	$2.71	$1.18

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2018 and December 31, 2017, residential mortgage loans available-for-sale had an aggregate fair value of $349.8 million and $570.6 million, respectively, and an aggregate outstanding principal balance of $341.8 million and $553.5 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.7) million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $(1.0) million and $(3.4) million for the nine months ended September 30, 2018 and 2017, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $27.8 million and $27.1 million for the three months ended September 30, 2018 and 2017, respectively, and $83.9 million and $80.1 million for the nine months ended September 30, 2018 and 2017, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2018 and December 31, 2017, we had aggregate IRLCs of $434.9 million and $210.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2018 and December 31, 2017, we had unexpired forward contracts of $579.0 million and $522.0 million, respectively, and whole loan investor

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments of $171.4 million and $203.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2018		December 31, 2017
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$10,536	$1,275	$5,990	$407
Forward contracts	2,865	239	432	817
Whole loan commitments	943	326	794	941
	$14,344	$1,840	$7,216	$2,165

New accounting pronouncements

On January 1, 2018, we adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of contract assets for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606 for the nine months ended September 30, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

We adopted Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), as of January 1, 2018, on a retrospective basis. ASU 2016-15 addresses several specific cash flow issues. The adoption of ASU 2016-15 had no effect on our financial statements.

ASC 842, "Leases", becomes effective for us for annual and interim periods beginning January 1, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. While the recognition of right-of-use assets and related liabilities will have a material effect on our consolidated balance sheets, we do not expect a material impact on our consolidated statements of operations or cash flows. We continue to evaluate the full impact of the new standard, including the impact on our business processes, systems, and internal controls.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The standard is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and requires full retrospective application on adoption. We are currently evaluating the impact the standard will have on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, goodwill impairment will now be determined by evaluating the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect the standard to have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2018	December 31, 2017
Homes under construction	$2,992,687	$2,421,405
Land under development	4,002,007	4,135,814
Raw land	494,760	589,911
	$7,489,454	$7,147,130

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest in inventory, beginning of period	$243,627	$212,850	$226,611	$186,097
Interest capitalized	42,743	46,077	130,474	135,949
Interest expensed	(43,583)	(36,381)	(114,298)	(99,500)
Interest in inventory, end of period	$242,787	$222,546	$242,787	$222,546

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2018 or December 31, 2017 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of September 30, 2018 and December 31, 2017 ($000’s omitted):

	September 30, 2018		December 31, 2017
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$85,173	$1,167,087	$78,889	$977,480
Other land options	159,395	1,571,768	129,098	1,485,099
	$244,568	$2,738,855	$207,987	$2,462,579

Land-related charges
We incurred the following land-related charges in the second quarter of 2017 ($000's omitted):

	Statement of Operations Classification

Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	$81,006
Land inventory impairments	Home sale cost of revenues	31,487
Impairments of unconsolidated entities	Other expense, net	8,017
Write-offs of deposits and pre-acquisition costs	Other expense, net	5,063
Total land-related charges		$125,573

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. The NRV adjustments outlined above resulted primarily from a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio, pursuant to which it was determined that we would sell certain inactive land parcels, representing approximately 17 communities and 4,600 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded NRV adjustments totaling $81.0 million relating to inventory with a pre-NRV carrying value of $151.0 million. The estimated fair values of these inactive land parcels held for sale were generally based on comparisons to market comparable transactions, letters of intent, active negotiations with market participants, or similar market-based information supplemented in certain instances by estimated future net cash flows discounted for inherent risk associated with each underlying asset.

Land inventory impairments relate to communities that are either active or that we intend to eventually open and build out. As part of the May 2017 strategic review, we decided to accelerate the monetization of two small communities primarily through a combination of changing the product offerings and lowering the sales prices within the communities. This decision resulted in land impairments of $31.5 million in the second quarter of 2017.

We determine the fair value of a community's inventory, and any related impairments, using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community, which may be located in a variety of geographic markets, and offer homes at sales prices reflective of the product offering and market. Accordingly, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of the assets for which the impairments were recorded in the second quarter of 2017:

	Range
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Northeast	$185,614	$168,371	$518,676	$425,275
Southeast	451,600	393,905	1,271,730	1,104,149
Florida	506,670	338,078	1,311,016	1,015,795
Midwest	412,803	406,126	1,066,775	1,008,617
Texas	347,986	269,997	925,317	793,207
West	693,073	507,629	1,945,345	1,299,758
	2,597,746	2,084,106	7,038,859	5,646,801
Financial Services	51,620	46,952	150,322	135,995
Consolidated revenues	$2,649,366	$2,131,058	$7,189,181	$5,782,796

Income (loss) before income taxes (a):
Northeast	$18,938	$21,046	$53,408	$(12,803)
Southeast	51,920	45,109	146,735	117,749
Florida (b)	73,802	52,191	186,238	132,824
Midwest	52,438	59,636	123,889	115,463
Texas	55,382	42,727	136,777	122,045
West (c)	138,698	75,753	382,317	107,987
Other homebuilding (d)	(26,123)	(45,999)	(65,497)	(103,441)
	365,055	250,463	963,867	479,824
Financial Services	19,633	17,786	54,182	50,238
Consolidated income before income taxes	$384,688	$268,249	$1,018,049	$530,062

(a)	Includes land-related charges, as summarized in the table below.

(b)	Florida includes a warranty charge of $12.3 million for the nine months ended September 30, 2017 related to a closed-out community (see Note 8).

(c)	West includes gains of $26.4 million related to two land sale transactions in California in the nine months ended September 30, 2018.

(d)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $37.9 million and $19.8 million for the nine months ended September 30, 2018 and 2017, respectively, and write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Land-related charges*:
Northeast	$1,385	$1,184	$3,068	$51,102
Southeast	663	889	2,394	1,847
Florida	262	109	671	8,862
Midwest	4,960	(393)	6,078	7,703
Texas	47	51	317	898
West	425	306	786	56,747
Other homebuilding	391	—	659	4,095
	$8,133	$2,146	$13,973	$131,254

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$339,103	$256,014	$84,066	$679,183	$809,194
Southeast	497,241	645,915	79,846	1,223,002	1,388,798
Florida	528,092	885,220	73,209	1,486,521	1,632,772
Midwest	366,559	426,349	27,375	820,283	904,671
Texas	333,250	424,500	88,376	846,126	917,529
West	871,553	1,093,490	121,685	2,086,728	2,280,912
Other homebuilding (a)	56,889	270,519	20,203	347,611	1,658,881
	2,992,687	4,002,007	494,760	7,489,454	9,592,757
Financial Services	—	—	—	—	462,323
	$2,992,687	$4,002,007	$494,760	$7,489,454	$10,055,080

	Operating Data by Segment
	($000's omitted)
	December 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,413	$327,599	$73,574	$635,586	$791,511
Southeast	433,411	613,626	121,238	1,168,275	1,287,992
Florida	359,651	876,856	109,069	1,345,576	1,481,837
Midwest	299,896	476,694	28,482	805,072	877,282
Texas	251,613	435,018	87,392	774,023	859,847
West	798,706	1,137,940	147,493	2,084,139	2,271,328
Other homebuilding (a)	43,715	268,081	22,663	334,459	1,469,234
	2,421,405	4,135,814	589,911	7,147,130	9,039,031
Financial Services	—	—	—	—	647,618
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,686,649

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2018	December 31, 2017
4.250% unsecured senior notes due March 2021 (a)	$700,000	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,200)	(13,057)
Total senior notes	2,986,800	2,986,943
Other notes payable	18,618	20,024
Notes payable	$3,005,418	$3,006,967
Estimated fair value	$2,959,080	$3,263,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $18.6 million and $20.0 million at September 30, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8.01%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at September 30, 2018 and December 31, 2017, and $219.6 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at September 30, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2018, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $780.4 million and $764.5 million at September 30, 2018 and December 31, 2017, respectively.

Joint venture debt

At September 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $49.5 million, of which $49.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project, (ii) an environmental indemnity provided to the lender, and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2018, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the effective date to August 2019. The maximum aggregate commitment is $400.0 million at September 30, 2018, which increases to $520.0 million during the seasonally high borrowing period from December 26, 2018 through January 14, 2019. At all other times, the maximum aggregate commitment ranges from $240.0 million to $400.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $250.7 million and $437.8 million outstanding under the Repurchase Agreement at September 30, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the nine months ended September 30, 2018, we declared cash dividends totaling $77.7 million and repurchased 5.8 million shares under our repurchase authorization for $172.1 million. For the nine months ended September 30, 2017, we declared cash dividends totaling $83.7 million and repurchased 27.8 million shares under our repurchase authorization for $659.8 million. At September 30, 2018, we had remaining authorization to repurchase $422.4 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2018 and 2017, participants surrendered shares valued at $7.4 million and $6.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was 24.7% and 23.0%, respectively, compared to 33.8% and 30.2%, respectively, for the same periods in 2017. For the three months ended September 30, 2018, our effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings. For the nine months ended September 30, 2018, our effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service acceptance of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes. For the same periods in the prior year, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and tax law changes. Our effective tax rates for the three and nine months ended September 30, 2018 are lower than the prior year periods primarily due to the federal statutory rate reduction from 35% in 2017 to 21% in 2018 due to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three and nine months ended September 30, 2018, we have made no material adjustments to the provisional amounts recorded at December 31, 2017. Adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

At September 30, 2018 and December 31, 2017, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $408.0 million and $645.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. At September 30, 2018 and December 31, 2017, we had $20.7 million and $48.6 million, respectively, of gross unrecognized tax benefits and $5.4 million and $4.9 million, respectively, of related accrued interest and penalties. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $12.0 million, excluding interest and penalties, primarily due to potential audit settlements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2018	December 31, 2017

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$349,784	$570,600
Interest rate lock commitments	Level 2	9,261	5,583
Forward contracts	Level 2	2,626	(385)
Whole loan commitments	Level 2	617	(147)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$4,447	$11,045
Land held for sale	Level 2	6,651	8,600

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$759,012	$306,168
Financial Services debt	Level 2	250,733	437,804
Other notes payable	Level 2	18,618	20,024
Senior notes payable	Level 2	2,940,462	3,243,750

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

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.0 billion at both September 30, 2018 and December 31, 2017.

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

Our recorded liabilities for all such claims totaled $34.4 million and $34.6 million at September 30, 2018 and December 31, 2017, respectively. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $219.6 million and $1.2 billion, respectively, at September 30, 2018 and $235.5 million and $1.2 billion, respectively, at December 31, 2017. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Warranty liabilities, beginning of period	$72,169	$73,353	$72,709	$66,134
Reserves provided	18,376	12,286	46,022	35,374
Payments	(15,993)	(14,679)	(47,403)	(43,594)
Other adjustments (a)	638	265	3,862	13,311
Warranty liabilities, end of period	$75,190	$71,225	$75,190	$71,225

(a)	During the nine months ended September 30, 2017, we recognized a charge of $12.3 million related to estimated costs to complete repairs in a closed-out community in Florida.

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

Our recorded reserves for all such claims totaled $726.5 million and $758.8 million at September 30, 2018 and December 31, 2017, respectively, the vast majority of which relate to general liability claims. The recorded reserves include

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 62% and 65% of the total general liability reserves at September 30, 2018 and December 31, 2017, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $37.9 million and $19.8 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. These reductions were the result of changes in estimates driven by claim experience being less than anticipated in previous actuarial projections. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$725,482	$814,756	$758,812	$831,058
Reserves provided, net	24,106	24,361	67,001	62,970
Adjustments to previously recorded reserves (a)	(5,065)	(511)	(40,133)	(22,304)
Payments, net (b)	(18,026)	(13,981)	(59,183)	(47,099)
Balance, end of period	$726,497	$824,625	$726,497	$824,625

(a)	Includes general liability reserve reversals of $37.9 million and $19.8 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(b)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $151.2 million and $213.4 million at September 30, 2018 and December 31, 2017, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2017, we wrote-off $20.3 million of insurance receivables in conjunction with settling insurance policies with multiple carriers covering multiple years. At September 30, 2018, we are the plaintiff in an arbitration proceeding with one of our insurance carriers in regard to $21.5 million of recorded insurance receivables relating to the applicability of coverage to such costs under its policy. We believe collection of our recorded insurance receivables, including those in litigation, is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcomes of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2018
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$674,271	$54,360	$—	$728,631
Restricted cash	—	28,996	1,385	—	30,381
Total cash, cash equivalents, and restricted cash	—	703,267	55,745	—	759,012
House and land inventory	—	7,392,748	96,706	—	7,489,454
Land held for sale	—	65,905	—	—	65,905
Residential mortgage loans available- for-sale	—	—	349,784	—	349,784
Investments in unconsolidated entities	—	53,732	546	—	54,278
Other assets	24,202	601,877	171,897	—	797,976
Intangible assets		130,642	—	—	130,642
Deferred tax assets, net	415,836	—	(7,807)	—	408,029
Investments in subsidiaries and intercompany accounts, net	7,354,045	314,402	8,185,180	(15,853,627)	—
	$7,794,083	$9,262,573	$8,852,051	$(15,853,627)	$10,055,080
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$68,081	$1,746,660	$244,986	$—	$2,059,727
Income tax liabilities	10,324	—	—	—	10,324
Financial Services debt	—	—	250,733	—	250,733
Notes payable	2,986,800	17,962	656	—	3,005,418
Total liabilities	3,065,205	1,764,622	496,375	—	5,326,202
Total shareholders’ equity	4,728,878	7,497,951	8,355,676	(15,853,627)	4,728,878
	$7,794,083	$9,262,573	$8,852,051	$(15,853,627)	$10,055,080

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,535,930	$36,306	$—	$2,572,236
Land sale and other revenues	—	25,266	244	—	25,510
	—	2,561,196	36,550	—	2,597,746
Financial Services	—	—	51,620	—	51,620
	—	2,561,196	88,170	—	2,649,366
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,928,365)	(25,795)	—	(1,954,160)
Land sale cost of revenues	—	(22,060)		—	(22,060)
	—	(1,950,425)	(25,795)	—	(1,976,220)
Financial Services expenses	—	(130)	(32,083)	—	(32,213)
Selling, general, and administrative expenses	—	(245,776)	(6,981)	—	(252,757)
Other income (expense), net	(120)	(12,398)	9,030	—	(3,488)
Intercompany interest	(2,158)		2,158	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,278)	352,467	34,499	—	384,688
Income tax (expense) benefit	609	(88,368)	(7,394)	—	(95,153)
Income (loss) before equity in income (loss) of subsidiaries	(1,669)	264,099	27,105	—	289,535
Equity in income (loss) of subsidiaries	291,204	25,094	190,161	(506,459)	—
Net income (loss)	289,535	289,193	217,266	(506,459)	289,535
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$289,560	$289,193	$217,266	$(506,459)	$289,560

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,032,391	$23,500	$—	$2,055,891
Land sale and other revenues	—	27,954	261	—	28,215
	—	2,060,345	23,761	—	2,084,106
Financial Services	—	—	46,952	—	46,952
	—	2,060,345	70,713	—	2,131,058
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,545,712)	(18,893)	—	(1,564,605)
Land sale cost of revenues	—	(24,896)	(227)	—	(25,123)
	—	(1,570,608)	(19,120)	—	(1,589,728)
Financial Services expenses	—	(121)	(29,183)	—	(29,304)
Selling, general, and administrative expenses	—	(225,845)	(11,650)	—	(237,495)
Other income (expense), net	(96)	(12,670)	6,484	—	(6,282)
Intercompany interest	(756)	—	756	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(852)	251,101	18,000	—	268,249
Income tax (expense) benefit	945	(84,666)	(6,989)	—	(90,710)
Income before equity in income of subsidiaries	93	166,435	11,011	—	177,539
Equity in income (loss) of subsidiaries	177,446	18,040	114,564	(310,050)	—
Net income (loss)	177,539	184,475	125,575	(310,050)	177,539
Other comprehensive income	20	—	—	—	20
Comprehensive income (loss)	$177,559	$184,475	$125,575	$(310,050)	$177,559

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$6,852,430	$81,458	$—	$6,933,888
Land sale and other revenues	—	103,243	1,728	—	104,971
	—	6,955,673	83,186	—	7,038,859
Financial Services	—	—	150,322	—	150,322
	—	6,955,673	233,508	—	7,189,181
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,214,408)	(61,824)	—	(5,276,232)
Land sale cost of revenues	—	(70,774)	(1,017)	—	(71,791)
	—	(5,285,182)	(62,841)	—	(5,348,023)
Financial Services expenses	—	(405)	(96,245)	—	(96,650)
Selling, general, and administrative expenses	—	(699,311)	(20,395)	—	(719,706)
Other income (expense), net	(458)	(33,436)	27,141	—	(6,753)
Intercompany interest	(5,710)	—	5,710	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,168)	937,339	86,878	—	1,018,049
Income tax (expense) benefit	1,543	(213,876)	(21,341)	—	(233,674)
Income (loss) before equity in income (loss) of subsidiaries	(4,625)	723,463	65,537	—	784,375
Equity in income (loss) of subsidiaries	789,000	62,162	559,184	(1,410,346)	—
Net income (loss)	784,375	785,625	624,721	(1,410,346)	784,375
Other comprehensive income	75	—	—	—	75
Comprehensive income (loss)	$784,450	$785,625	$624,721	$(1,410,346)	$784,450

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$5,554,349	$52,604	$—	$5,606,953
Land sale and other revenues	—	37,268	2,580	—	39,848
	—	5,591,617	55,184	—	5,646,801
Financial Services	—	—	135,995	—	135,995
	—	5,591,617	191,179	—	5,782,796
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(4,288,754)	(43,467)	—	(4,332,221)
Land sale cost of revenues	—	(113,899)	(2,051)	—	(115,950)
	—	(4,402,653)	(45,518)	—	(4,448,171)
Financial Services expenses	—	(384)	(85,766)	—	(86,150)
Selling, general, and administrative expenses	—	(653,930)	(36,044)	—	(689,974)
Other income (expense), net	(354)	(49,436)	21,351	—	(28,439)
Intercompany interest	(1,634)	—	1,634	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,988)	485,214	46,836	—	530,062
Income tax (expense) benefit	1,377	(143,324)	(18,308)	—	(160,255)
Income (loss) before equity in income (loss) of subsidiaries	(611)	341,890	28,528	—	369,807
Equity in income (loss) of subsidiaries	370,418	36,307	197,494	(604,219)	—
Net income (loss)	369,807	378,197	226,022	(604,219)	369,807
Other comprehensive income	61	—	—	—	61
Comprehensive income (loss)	$369,868	$378,197	$226,022	$(604,219)	$369,868

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$347,335	$389,110	$278,535	$—	$1,014,980
Cash flows from investing activities:
Capital expenditures	—	(40,483)	(6,046)	—	(46,529)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net		11,299	4,246	—	15,545
Net cash provided by (used in) investing activities	—	(30,184)	(1,800)	—	(31,984)
Cash flows from financing activities:
Financial Services borrowing (repayments), net		—	(187,071)	—	(187,071)
Repayments of debt	—	(81,757)	(898)	—	(82,655)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Debt issuance costs	(8,165)	—	—	—	(8,165)
Stock option exercises	5,462	—	—	—	5,462
Share repurchases	(179,439)	—	—	—	(179,439)
Dividends paid	(78,284)	—	—	—	(78,284)
Intercompany activities, net	(86,909)	268,297	(181,388)	—	—
Net cash provided by (used in) financing activities	(347,335)	186,540	(369,357)	—	(530,152)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	545,466	(92,622)	—	452,844
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$703,267	$55,745	$—	$759,012

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$58,575	$43,042	$150,862	$—	$252,479
Cash flows from investing activities:
Capital expenditures	—	(19,693)	(3,855)	—	(23,548)
Investments in unconsolidated entities	—	(22,007)	—	—	(22,007)
Other investing activities, net	—	5,728	60	—	5,788
Net cash provided by (used in) investing activities	—	(35,972)	(3,795)	—	(39,767)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(85,797)	—	(85,797)
Repayments of debt	—	(6,031)	(970)	—	(7,001)
Borrowings under revolving credit facility	971,000	—	—	—	971,000
Repayments under revolving credit facility	(888,000)	—	—	—	(888,000)
Stock option exercises	22,765	—	—	—	22,765
Share repurchases	(665,812)	—	—	—	(665,812)
Dividends paid	(86,018)	—	—	—	(86,018)
Intercompany activities, net	587,490	(470,052)	(117,438)	—	—
Net cash provided by (used in) financing activities	(58,575)	(476,083)	(204,205)	—	(738,863)
Net increase decrease in cash, cash equivalents, and restricted cash	—	(469,013)	(57,138)	—	(526,151)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$142,172	$54,925	$—	$197,097

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We continue to see U.S. housing demand being supported by a number of positive market dynamics, including an expanding economy, ongoing growth in jobs and wages, low unemployment, and high consumer confidence. In addition, there is generally limited supply of new homes across the markets we serve as land and labor resources remain constrained. While recent buyer concerns around affordability due to the combination of increased home prices and higher mortgage rates appear to have impacted near term market dynamics, traffic trends indicate that buyer interest levels are still high.

Our investments have put us in a position to open new communities, which are allowing us to grow the business, as evidenced by net new order dollars increasing 7% for the nine months ended September 30, 2018 as compared to the prior year, and our backlog increasing by 5% to $4.9 billion as of September 30, 2018. While customer traffic to our communities has increased during 2018, we did experience lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased. This resulted in only a 1% increase in our signups for the three months ended September 30, 2018, as compared to the prior year. However, consistent with our efforts to drive enhanced operational performance, we realized significant improvements in revenues, overhead leverage, and income before income taxes as compared to the prior year. The favorable market conditions and our sizable backlog of orders give us confidence that we have the business well-positioned to deliver strong performance for the balance of 2018. The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income before income taxes:
Homebuilding	$365,055	$250,463	$963,867	$479,824
Financial Services	19,633	17,786	54,182	50,238
Income before income taxes	384,688	268,249	1,018,049	530,062
Income tax expense	(95,153)	(90,710)	(233,674)	(160,255)
Net income	$289,535	$177,539	$784,375	$369,807
Per share data - assuming dilution:
Net income	$1.01	$0.58	$2.71	$1.18
•Homebuilding income before income taxes for the three and nine months ended September 30, 2018 increased 46% and 101%, respectively, compared with the prior year periods as the result of higher revenues, better overheard leverage, and the net impact of the following significant income (expense) items ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Land inventory impairments (see Note 2)	$(3,502)	$—	$(4,054)	$(31,487)
Net realizable value ("NRV") adjustments - land held for sale (see Note 2)	(1,494)	534	(2,521)	(82,353)
Impairments of unconsolidated entities (see Note 2)	—	—	—	(8,017)
Write-offs of deposits and pre-acquisition costs (see Note 2)	(3,137)	(2,680)	(7,398)	(9,397)
Warranty claim (see Note 8)	—	(222)	—	(12,328)
Write-off of insurance receivable (see Note 8)	—	(5,326)	—	(20,326)
Land sale gains (see Note 3)	1,617	—	28,874	—
Insurance reserve reversals (see Note 8)	—	—	37,890	19,813
	$(6,516)	$(7,694)	$52,791	$(144,095)
For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements.

•
Financial Services income before income taxes increased for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 driven by higher volumes in the Homebuilding segment, partially offset by a lower capture rate and more competitive pricing. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower margins on our loan originations in 2018.

•
Our effective tax rate for the three and nine months ended September 30, 2018 was 24.7% and 23.0%, respectively, compared to 33.8% and 30.2%, respectively, for the same periods in 2017. Our effective tax rates for the three and nine months ended September 30, 2018 are lower than the prior year periods primarily due to the federal statutory rate reduction from 35% in 2017 to 21% in 2018 due to the Tax Act.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Home sale revenues	$2,572,236	25%	$2,055,891	$6,933,888	24%	$5,606,953
Land sale and other revenues (a)	25,510	(10)%	28,215	104,971	163%	39,848
Total Homebuilding revenues	2,597,746	25%	2,084,106	7,038,859	25%	5,646,801
Home sale cost of revenues (b)	(1,954,160)	25%	(1,564,605)	(5,276,232)	22%	(4,332,221)
Land sale cost of revenues (c)	(22,060)	(12)%	(25,123)	(71,791)	(38)%	(115,950)
Selling, general, and administrative expenses ("SG&A") (d)	(252,757)	6%	(237,495)	(719,706)	4%	(689,974)
Other expense, net (e)	(3,714)	(42)%	(6,420)	(7,263)	(75)%	(28,832)
Income before income taxes	$365,055	46%	$250,463	$963,867	101%	$479,824

Supplemental data:
Gross margin from home sales (b)	24.0%	10 bps	23.9%	23.9%	120 bps	22.7%
SG&A as a percentage of home sale revenues (d)	9.8%	(180) bps	11.6%	10.4%	(190) bps	12.3%
Closings (units)	6,031	17%	5,151	16,398	14%	14,420
Average selling price	$427	7%	$399	$423	9%	$389
Net new orders (f):
Units	5,350	1%	5,300	18,566	4%	17,821
Dollars	$2,278,357	1%	$2,260,082	$7,866,177	7%	$7,331,311
Cancellation rate	15%		15%	13%		13%
Active communities at September 30				843	8%	778
Backlog at September 30:
Units				11,164	3%	10,823
Dollars				$4,911,353	5%	$4,665,871

(a)	Includes net gains of $26.4 million related to two land sale transactions in California during the nine months ended September 30, 2018 (see Note 3).

(b)	Includes inventory impairments of $31.5 million (see Note 2) and a warranty charge of $12.3 million related to a closed-out community (see Note 8) for the nine months ended September 30, 2017.

(c)	Includes NRV adjustments on land held for sale of $82.4 million for the nine months ended September 30, 2017 (see Note 2).

(d)
Includes write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively. Also includes insurance reserve reversals of $37.9 million and $19.8 million for the nine months ended September 30, 2018 and 2017, respectively (see Note 8).

(e)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in the nine months ended September 30, 2017 (see Note 2).

(f)	New order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2018 were higher than the prior year by $516.3 million and $1.3 billion, respectively. For the three months ended September 30, 2018, the 25% increase was attributable to a 17% increase in closings and a 7% increase in average selling price. For the nine months ended September 30, 2018, the 24% increase was attributable to a 14% increase in closings and a 9% increase in average selling price. The increase in closings reflects the significant investments we have made and the resulting increase in our active communities. The higher average selling prices occurred across the majority of our markets and reflects shifts in product mix, including a small increase in the mix of closings in Northern California, where our average selling prices are significantly higher than the Company average.

Home sale gross margins

Home sale gross margins were 24.0% and 23.9% for the three and nine months ended September 30, 2018, respectively, compared to 23.9% and 22.7% for the three and nine months ended September 30, 2017, respectively. Gross margins for the three and nine months ended September 30, 2018 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, a small increase in the mix of closings in Northern California, and slightly lower amortized interest costs (170 bps and 160 bps for the three and nine months ended September 30, 2018, respectively, compared to 180 bps for the same periods in 2017). Gross margins for the nine months ended September 30, 2017 include the aforementioned land inventory impairments totaling $31.5 million, or 60 bps (see Note 2), and a warranty charge of $12.3 million, or 20 bps, related to a closed-out community in Florida (see Note 8).

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $3.5 million and $33.2 million for the three and nine months ended September 30, 2018, respectively, compared to gains (losses) of $3.1 million and $(76.1) million for the nine months ended three and nine months ended September 30, 2017, respectively. The gains in 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million. The losses in 2017 resulted primarily from the aforementioned NRV charges of $82.4 million for the nine months ended September 30, 2017 (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 9.8% and 10.4% for the three and nine months ended September 30, 2018, respectively, compared with 11.6% and 12.3% for the three and nine months ended September 30, 2017, respectively. The gross dollar amount of our SG&A increased $15.3 million, or 6%, for the three months ended September 30, 2018 compared to September 30, 2017 and increased $29.7 million, or 4%, for the nine months ended September 30, 2018 compared to September 30, 2017. The improved overhead leverage reflects volume efficiencies and realized cost efficiencies, as well as the aforementioned insurance reserve reversals of $37.9 million and $19.8 million for the nine months ended September 30, 2018 and 2017, respectively, partially offset by write-offs of $5.3 million and $20.3 million in the three and nine months ended September 30, 2017, respectively, associated with the resolution of certain insurance matters (see Note 8).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Write-offs of deposits and pre-acquisition costs	$(3,136)	$(2,680)	$(7,398)	$(9,397)
Amortization of intangible assets	(3,450)	(3,450)	(10,350)	(10,350)
Interest income	1,842	485	3,240	1,917
Interest expense	(152)	(101)	(460)	(371)
Equity in earnings (losses) of unconsolidated entities (a)	886	415	2,112	(4,154)
Miscellaneous, net	296	(1,089)	5,593	(6,477)
Total other expense, net	$(3,714)	$(6,420)	$(7,263)	$(28,832)

(a)	Includes an $8.0 million impairment of a joint venture investment in the nine months ended September 30, 2017 (see Note 2).

Net new orders

Net new order units increased 1% for the three months ended September 30, 2018, as compared with the prior year period, and increased 4% for the nine months ended September 30, 2018, as compared with the prior year period. Our higher number of active communities combined with the overall demand environment resulted in a strong start to the year. However, while customer traffic to our communities increased during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased.

Net new orders in dollars increased by 1% and 7% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 due to the changes in units combined with higher average selling prices. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% and 13% for the three and nine months ended September 30, 2018, respectively, compared to 15% and 13% for the same periods in 2017. Ending backlog, which represents orders for homes that have not yet closed, increased 3% in units at September 30, 2018 compared with September 30, 2017, primarily as a result of increased net new order volume, and 5% in dollars due to the unit increase and a higher average selling price.

Homes in production

The following is a summary of our homes in production:

	September 30, 2018	September 30, 2017
Sold	8,286	8,098
Unsold
Under construction	2,384	1,765
Completed	532	576
	2,916	2,341
Models	1,214	1,079
Total	12,416	11,518

The number of homes in production at September 30, 2018 was 8% higher than at September 30, 2017, due primarily to the increased net new order volume and backlog. As part of our inventory management strategies, we expect to maintain reasonable inventory levels relative to demand in each of our markets.

Controlled lots

The following is a summary of our lots under control at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,239	5,931	11,170	5,194	5,569	10,763
Southeast	15,438	11,626	27,064	15,404	11,085	26,489
Florida	18,663	16,579	35,242	18,458	11,887	30,345
Midwest	10,709	11,691	22,400	10,612	9,196	19,808
Texas	14,907	7,657	22,564	13,923	8,320	22,243
West	24,409	7,559	31,968	25,662	6,099	31,761
Total	89,365	61,043	150,408	89,253	52,156	141,409

Developed (%)	39%	18%	30%	37%	20%	31%

Of our controlled lots, 89,365 and 89,253 were owned and 61,043 and 52,156 were controlled under land option agreements at September 30, 2018 and December 31, 2017, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.7 billion at September 30, 2018. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $244.6 million, of which $15.4 million is refundable, at September 30, 2018.

Homebuilding Segment Operations

As of September 30, 2018, we conducted our operations in 45 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Home sale revenues:
Northeast	$174,864	4%	$168,402	$506,015	19%	$425,206
Southeast	449,777	15%	392,133	1,267,940	15%	1,098,576
Florida	501,156	50%	333,726	1,297,761	29%	1,007,754
Midwest	411,121	5%	392,442	1,062,871	7%	994,701
Texas	345,794	29%	268,899	921,118	16%	791,684
West	689,524	38%	500,289	1,878,183	46%	1,289,032
	$2,572,236	25%	$2,055,891	$6,933,888	24%	$5,606,953
Income (loss) before income taxes (a):
Northeast	$18,938	(10)%	$21,046	$53,408	(e)	$(12,803)
Southeast	51,920	15%	45,109	146,735	25%	117,749
Florida (b)	73,802	41%	52,191	186,238	40%	132,824
Midwest	52,438	(12)%	59,636	123,889	7%	115,463
Texas	55,382	30%	42,727	136,777	12%	122,045
West (c)	138,698	83%	75,753	382,317	254%	107,987
Other homebuilding (d)	(26,123)	43%	(45,999)	(65,497)	37%	(103,441)
	$365,055	46%	$250,463	$963,867	101%	$479,824

(a)	Includes land-related charges as summarized in the table below (See Note 2).

(b)	Includes a warranty charge of $12.3 million for the nine months ended September 30, 2017 related to a closed-out community (see Note 8).

(c)	Includes gains of $26.4 million related to two land sale transactions in California in the nine months ended September 30, 2018.

(d)
Includes write-offs of $5.3 million and $20.3 million of insurance receivables associated with the resolution of certain insurance matters in the three and nine months ended September 30, 2017, respectively. Also includes insurance reserve reversals of $37.9 million and $19.8 million for the nine months ended September 30, 2018 and 2017, respectively (see Note 8).

(e)	Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Closings (units):
Northeast	350	10%	318	1,002	18%	846
Southeast	1,101	14%	966	3,097	13%	2,751
Florida	1,241	38%	897	3,262	24%	2,639
Midwest	1,014	1%	1,001	2,653	3%	2,576
Texas	1,114	20%	927	3,019	7%	2,809
West	1,211	16%	1,042	3,365	20%	2,799
	6,031	17%	5,151	16,398	14%	14,420

Average selling price:
Northeast	$500	(6)%	$530	$505	—%	$503
Southeast	409	1%	406	409	3%	399
Florida	404	9%	372	398	4%	382
Midwest	405	3%	392	401	4%	386
Texas	310	7%	290	305	8%	282
West	569	19%	480	558	21%	461
	$427	7%	$399	$423	9%	$389

Net new orders - units:
Northeast	353	12%	316	1,251	13%	1,103
Southeast	948	(9)%	1,044	3,300	—%	3,314
Florida	1,173	18%	991	3,964	27%	3,121
Midwest	823	(5)%	868	2,980	(4)%	3,119
Texas	1,005	14%	881	3,511	7%	3,281
West	1,048	(13)%	1,200	3,560	(8)%	3,883
	5,350	1%	5,300	18,566	4%	17,821

Net new orders - dollars:
Northeast	$185,678	9%	$170,542	$654,820	13%	$581,033
Southeast	392,220	(6)%	416,723	1,375,325	4%	1,317,316
Florida	494,882	28%	387,611	1,615,360	35%	1,198,072
Midwest	342,730	—%	341,708	1,221,252	—%	1,223,169
Texas	315,433	19%	265,411	1,093,405	14%	961,312
West	547,414	(19)%	678,087	1,906,015	(7)%	2,050,409
	$2,278,357	1%	$2,260,082	$7,866,177	7%	$7,331,311

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Cancellation rates:
Northeast	10%		19%	8%		13%
Southeast	12%		13%	11%		12%
Florida	13%		13%	12%		12%
Midwest	13%		13%	12%		11%
Texas	19%		19%	17%		16%
West	19%		16%	16%		15%
	15%		15%	13%		13%

Unit backlog:
Northeast				761	18%	644
Southeast				1,919	(1)%	1,934
Florida				2,380	25%	1,900
Midwest				1,814	(2)%	1,850
Texas				1,918	2%	1,884
West				2,372	(9)%	2,611
				11,164	3%	10,823

Backlog dollars:
Northeast				$402,455	17%	$345,423
Southeast				825,552	3%	802,500
Florida				999,188	34%	746,544
Midwest				746,920	2%	729,547
Texas				622,084	9%	572,119
West				1,315,154	(11)%	1,469,738
				$4,911,353	5%	$4,665,871

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Land-related charges*:
Northeast	$1,385	$1,184	$3,068	$51,102
Southeast	663	889	2,394	1,847
Florida	262	109	671	8,862
Midwest	4,960	(393)	6,078	7,703
Texas	47	51	317	898
West	425	306	786	56,747
Other homebuilding	391	—	659	4,095
	$8,133	$2,146	$13,973	$131,254

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

Northeast

For the third quarter of 2018, Northeast home sale revenues increased 4% compared with the prior year period due to a 10% increase in closings, partially offset by a 6% decrease in the average selling price. The higher revenues occurred primarily in Pennsylvania in our lower-priced, first-time buyer communities. Income before income taxes decreased primarily due to lower gross margins, partially offset by the increased revenues. Net new orders increased slightly.

For the nine months ended September 30, 2018, Northeast home sale revenues increased by 19% when compared with the prior year period due to an 18% increase in closings. The increase in closings occurred across all markets. Income before income taxes was higher in 2018 primarily due to the land-related charges recognized in 2017. Net new orders increased across all markets.

Southeast

For the third quarter of 2018, Southeast home sale revenues increased 15% compared with the prior year period due to a 14% increase in closings combined with a 1% increase in the average selling price. The increased closings occurred across the majority of markets. Income before income taxes increased primarily as the result of the higher revenues. Net new orders decreased across a majority of markets.

For the nine months ended September 30, 2018, Southeast home sale revenues increased 15% compared with the prior year as the result of a a 13% increase in closings combined with a 3% increase in average selling price. The increase in closings occurred across the majority of markets. Income before income taxes increased 25%, primarily as a result of the increased revenues. Net new orders decreased across a majority of markets, except for our Coastal Carolinas operations.

Florida

For the third quarter of 2018, Florida home sale revenues increased 50% compared with the prior year period due to a 38% increase in closings combined with a 9% increase in average selling price. The increase in closings occurred across all markets. Income before income taxes increased due to the higher revenues. Net new orders increased across the majority of markets driven by the opening of new communities.

For the nine months ended September 30, 2018, Florida home sale revenues increased 29% compared with the prior year period due to a 24% increase in closings combined with a 4% increase in the average selling price. Income before income taxes increased due to the higher revenues combined with the land-related charges and warranty adjustment recognized in 2017 (see discussion in Note 2 and Note 8). Net new orders increased across all markets driven by the opening of new communities.

Midwest

For the third quarter of 2018, Midwest home sale revenues increased 5% over the prior year period due to a 1% increase in closings combined with a 3% increase in average selling price. Income before income taxes decreased compared to the prior year primarily due to the land related charges in 2018. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2018, Midwest home sale revenues increased 7% compared with the prior year period due to a 4% increase in average selling price combined with a 3% increase in closings. The higher revenues occurred across all markets but were partially offset by lower volumes related to the previously announced wind down of our St. Louis operations. Income before income taxes increased primarily due to increased revenues. Net new orders decreased across all markets except Michigan.

Texas

For the third quarter of 2018, Texas home sale revenues increased 29% compared with the prior year period due to a 20% increase in closings combined with a 7% increase in average selling prices. The increased revenues occurred across all markets. Income before income taxes increased primarily due to the increased revenues driven by the opening of new communities. Net new orders increased across all markets.

For the nine months ended September 30, 2018, Texas home sale revenues increased 16% compared with the prior year period due to a 7% increase in closings combined with an 8% increase in the average selling price. The higher revenues were driven by increases in Houston and Austin. Net new orders increased across all markets.

West

For the third quarter of 2018, West home sale revenues increased 38% compared with the prior year period resulting from a 19% increase in average selling price, combined with a 16% increase in closings. The increased revenues occurred across substantially all markets but were driven primarily by Northern California. The increased revenues contributed to increased income before income taxes in all markets except New Mexico, but the majority resulted from Northern California. Net new orders decreased 13% overall, which was concentrated in Northern California, primarily due to a lower number of active communities combined with actions taken in certain communities to manage backlog.

For the nine months ended September 30, 2018, West home sale revenues increased 46% compared with the prior year period due to a 21% increase in average selling price, combined with a 20% increase in closings. The increased revenues occurred across all markets. The increased revenues led to increased income before income taxes, primarily due to our Northern California operations, including two land sale transaction that generated gains totaling $26.4 million and the land-related charges recognized in 2017. Net new orders decreased 8% overall and was concentrated in Northern California primarily due to a lower number of active communities combined with actions taken in certain communities to manage backlog.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2018 vs. 2017	2017	2018	2018 vs. 2017	2017
Mortgage revenues	$37,618	5%	$35,910	$111,313	6%	$104,582
Title services revenues	11,732	21%	9,673	32,336	16%	27,841
Insurance brokerage commissions	2,270	66%	1,369	6,673	87%	3,572
Total Financial Services revenues	51,620	10%	46,952	150,322	11%	135,995
Expenses	(32,213)	10%	(29,304)	(96,650)	12%	(86,150)
Other income, net	226	64%	138	510	30%	393
Income before income taxes	$19,633	10%	$17,786	$54,182	8%	$50,238
Total originations:
Loans	3,692	8%	3,428	10,319	7%	9,631
Principal	$1,138,389	14%	$1,002,108	$3,170,206	14%	$2,778,151

	Nine Months Ended
	September 30,
	2018	2017
Supplemental data:
Capture rate	76.0%	79.5%
Average FICO score	751	749
Loan application backlog	$2,498,398	$2,653,466
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	24%
Other agency	68%	69%
Total agency	88%	93%
Non-agency	12%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2018 increased 10% and 11%, respectively, compared to the same periods in 2017, primarily due to higher loan origination, title, and insurance brokerage volume resulting from higher volumes in the Homebuilding segment. A higher average loan size primarily driven by higher average selling prices in the Homebuilding segment also contributed to the higher revenues. These factors were partially offset by the lower capture rate resulting from a more competitive market environment.

Income before income taxes

Income before income taxes for the three and nine months ended September 30, 2018 increased 10% and 8%, respectively, when compared to the prior year periods. The increases over the prior year were due primarily to higher revenues that were partially offset by higher expenses. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower margins on our loan originations in 2018.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was 24.7% and 23.0%, respectively, compared to 33.8% and 30.2%, respectively, for the same periods in 2017. Our effective tax rates for the three and nine months ended September 30, 2018 are lower than the prior year periods primarily due to the federal statutory rate reduction from 35% in 2017 to 21% in 2018 due to the Tax Act.

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

At September 30, 2018, we had unrestricted cash and equivalents of $728.6 million, restricted cash balances of $30.4 million, and $780.4 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 38.9% at September 30, 2018.

Unsecured senior notes

We had $3.0 billion of unsecured senior notes outstanding at September 30, 2018 and December 31, 2017, respectively, with no repayments due until 2021, when $700.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $18.6 million and $20.0 million at September 30, 2018 and December 31, 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8.01%.

Revolving credit facility

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at September 30, 2018 and December 31, 2017, and $219.6 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at September 30, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving

Credit Facility). As of September 30, 2018, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2018, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the effective date to August 2019. The maximum aggregate commitment is $400.0 million at September 30, 2018, which increases to $520.0 million during the seasonally high borrowing period from December 26, 2018 through January 14, 2019. At all other times, the maximum aggregate commitment ranges from $240.0 million to $400.0 million. The purpose of changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $250.7 million and $437.8 million outstanding under the Repurchase Agreement at September 30, 2018 and December 31, 2017, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2018, we declared cash dividends totaling $77.7 million and repurchased 5.8 million shares under our repurchase authorization totaling $172.1 million. At September 30, 2018, we had remaining authorization to repurchase $422.4 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2018 was $1.0 billion, compared with net cash provided by operating activities of $252.5 million for the nine months ended September 30, 2017. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the nine months ended September 30, 2018 was primarily due to our net income of $784.4 million, supplemented by $230.3 million of deferred income taxes and a $218.9 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $263.7 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support our higher backlog.

Our positive cash flow from operations for the nine months ended September 30, 2017 was primarily due to our net income of $369.8 million, supplemented by $131.3 million in non-cash land-related charges and a reduction of $173.1 million in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $758.0 million resulting from increased land investment combined with a seasonal build of house inventory.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities for the nine months ended September 30, 2018 was $32.0 million, compared with net cash used in investing activities of $39.8 million for the nine months ended September 30, 2017.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2018 totaled $530.2 million, compared with net cash used in financing activities of $738.9 million for the nine months ended September 30, 2017. The net cash used in financing activities for the nine months ended September 30, 2018 resulted primarily from the repurchase of 5.8 million common shares for $172.1 million under our repurchase authorization, repayments of debt totaling $82.7 million, payments of $78.3 million in cash dividends, and net repayments of $187.1 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the nine months ended September 30, 2017 resulted primarily from the repurchase of 27.8 million common shares for $659.8 million under our repurchase authorization, payments of $86.0 million in cash dividends, and net repayments of $85.8 million for borrowings under the Repurchase Agreement.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

•
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

•
In August 2018, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the effective date to August 2019. The maximum aggregate commitment is $400.0 million at September 30, 2018, which increases to $520.0 million during the seasonally high borrowing period from December 26, 2018 through January 14, 2019. At all other times, the maximum aggregate commitment ranges from $240.0 million to $400.0 million.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2018, we had outstanding letters of credit totaling $219.6 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at September 30, 2018, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2018, these agreements had an aggregate remaining purchase price of $2.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At September 30, 2018, aggregate outstanding debt of unconsolidated joint ventures was $49.5 million of which $49.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of ASC 606 (see "New accounting pronouncements" within Note 1) as included below:

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $30.4 million at September 30, 2018. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend many years into the future, actual results could differ from such estimates.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2018 ($000’s omitted):

	As of September 30, 2018 for the Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$—	$8,423	$9,539	$700,000	$—	$2,300,000	$3,017,962	$2,977,043
Average interest rate	—%	4.07%	3.98%	4.25%	—%	5.90%	5.50%

Variable rate debt (a)	$251,389	$—	$—	$—	$—	$—	$251,389	$251,389
Average interest rate	4.28%	—%	—%	—%	—%	—%	4.28%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2018 to July 31, 2018	588,960	$29.59	588,960	$471,900	(1)
August 1, 2018 to August 31, 2018	821,608	$28.57	821,608	$448,428	(1)
September 1, 2018 to September 30, 2018	968,876	$26.88	968,876	$422,380	(1)
Total	2,379,444	$28.14	2,379,444

(1)
During the nine months ended September 30, 2018, we repurchased 5.8 million shares for a total of $172.1 million under an existing share repurchase program authorized by the Company's Board of Directors. The share repurchase authorization has $422.4 million remaining as of September 30, 2018. There is no expiration date for this program.

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
Sixth Amendment to Amended and Restated Master Repurchase Agreement, dated August 3, 2018 (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on August 9, 2018)

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 23, 2018