Form 10-K
period 2018-12-31
PULTEGROUP INC/MI/
filed 2019-01-31
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Act.  YES  [X]  NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2018, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $8,132,221,388. As of January 24, 2019, the registrant had 277,142,007 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.    BUSINESS

PulteGroup, Inc.

PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States ("U.S."), and our common shares are included in the S&P 500 Index and trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance brokerage operations.

Homebuilding, our core business, which includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land, generated 98% of our consolidated revenues in each of 2018, 2017, and 2016. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, and John Wieland Homes and Neighborhoods, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. Over our history, we have delivered nearly 725,000 homes.

As of December 31, 2018, we conducted our operations in 44 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our financial services operations, which consists principally of mortgage banking, title, and insurance brokerage operations. Our Financial Services segment operates generally in the same geographic markets as our Homebuilding segments.

Financial information for each of our reportable business segments is included in Note 3 to our Consolidated Financial Statements.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available at the SEC’s website at http://www.sec.gov. Our internet website address is www.pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment Committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2018	2017	2016	2015	2014
Home sale revenues	$9,818,445	$8,323,984	$7,451,315	$5,792,675	$5,662,171
Home closings	23,107	21,052	19,951	17,127	17,196

For information and analysis of recent trends in our operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2018, we operated out of 815 active communities in 44 markets across 24 states. Sales prices of unit closings during 2018 ranged from approximately $100,000 to over $2,200,000, with 91% falling within the range of $200,000 to $750,000. The average unit selling price in 2018 was $425,000, compared with $395,000 in 2017, $373,000 in 2016, $338,000 in 2015, and $329,000 in 2014. The increase in average selling price in recent years resulted from a number of factors, including favorable market conditions, a shift in our sales mix toward move-up homebuyers, and changes in the geographical mix of homes sold. Our average unit selling price since 2015 was also impacted by our acquisition in January 2016 of substantially all of the assets of JW Homes ("Wieland"), a brand geared toward move-up homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 85% in 2018, compared with 88% in 2017, 87% in 2016, 86% in 2015, and 86% in 2014. The decrease in the percentage of single-family detached homes in 2018 can be attributed to the geographic mix of homes sold and an increase in the number of our communities in more urban locations where higher density attached homes are more commonplace.

We believe that national publicly-traded builders have a competitive advantage over local builders through their ability to: access more reliable and lower cost financing through the capital markets; control and entitle large land positions; gain better access to scarce labor resources; and achieve greater geographic and product diversification. Among our national publicly-traded peer group, we believe that builders with broad geographic and product diversity and sustainable capital positions will benefit from this scale and diversification in any market conditions. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Drive operational gains and asset efficiency in support of high returns over the housing cycle;

•	Shorten the duration of our owned land pipeline to improve returns and reduce risks;

•	Maintain disciplined business practices to maximize returns on investment;

•	Increase scale within our existing markets by appropriately expanding market share among our primary buyer groups: first time, move-up, and active adult;

•	Focus on building-to-order while maintaining an appropriate balance of speculative homes; and

•	Invest capital consistent with our stated priorities: invest in the business, fund our dividend, and routinely return excess funds to shareholders through share repurchases.

Land acquisition and development

We acquire land primarily for the construction of homes for sale. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to meet the needs of consumers. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option agreements, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements can serve to reduce the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in certain of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We also periodically sell select parcels of land to third parties for commercial or other development or if we determine that they do not fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct sewer and water systems in some areas. At December 31, 2018, we controlled 149,577 lots, of which 89,530 were owned and 60,047 were under land option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we stratify our potential customers into well-defined homebuyer groups. Such stratification provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the needs of potential homebuyers are understood, we link our home design and community development efforts to the specific lifestyle of each consumer group. Through our understanding of each consumer group, we seek to provide homes that better meet the needs and wants of each homebuyer.

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices or higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults, to whom we offer both destination communities and “in place” communities, for homebuyers who prefer to remain in their current geographic area. Many of these active adult communities are age-restricted to the age fifty-five and over homebuyer and are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities.

During 2018, 28%, 47%, and 25% of our home closings were to first-time, move-up, and active adult customers, respectively. Our sales mix has shifted slightly in recent years toward the move-up homebuyer where demand has been stronger. However, we have increased our investment in communities seeking to serve the first-time buyer and expect this buyer group to become a larger component of our sales mix in the future.

We believe that we are an innovator in home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams, supplemented by outside consultants, follow a 12-step product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of house floor plans and elevations in each community, including potential options and upgrades, such as different flooring, countertop, fixture, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

We market our homes to prospective homebuyers through internet listings and link placements, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. This includes our websites (www.centex.com, www.pulte.com, www.delwebb.com, www.divosta.com, and www.jwhomes.com), which provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us.

Our sales teams consist primarily of commissioned employees, and the majority of our home closings also involve independent third party sales brokers. Our sales consultants are responsible for guiding the customer through the sales process, including selecting the community, house floor plan, and options that meet the customer's needs. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are comfortable at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We have also introduced virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers a more cost effective means to provide a realistic vision of our homes.

The majority of our homes are sold on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we also build speculative ("spec") homes in most of our communities, which allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We determine our spec home strategy for each community based on local market factors and maintain a level of spec home inventory based on our current and planned sales pace and construction cadence for the community.
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $3.8 billion (8,722 units) at December 31, 2018 and $4.0 billion (8,996 units) at December 31, 2017. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2018, substantially all are scheduled to be closed during 2019, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
Construction

The construction of our homes is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that establish a specific scope of work at an agreed-upon price. Using a selective process, we have aligned with what we believe are premier subcontractors and suppliers to deliver quality throughout all aspects of the house construction process. In addition, our construction field managers and customer care associates interact with our homebuyers throughout the construction process and instruct homebuyers on post-closing home maintenance.

Continuous improvement in our house construction process is a key area of focus. We seek to build superior quality homes while maintaining efficient construction operations by using standard materials and components from a variety of sources and by using industry and company-specific construction practices. We are improving our product offerings and production processes through the following programs:

•	Common management of house plans to deliver house designs that customers value the most and that can be built at the highest quality and at an efficient cost;

•	Value engineering our house plans to optimize house designs in terms of material content and ease of construction while still providing a clear value to the customer;

•	Utilizing our proprietary construction standards and practices, training of our field leadership and construction personnel, communication with our suppliers, and auditing our compliance; and

•	Working with our suppliers using a data driven, collaborative method to reduce construction costs to what the associated construction activities or materials “should cost” in the market.

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other foreign trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2018. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Regulation and environmental matters

Our operations are subject to extensive regulations imposed and enforced by various federal, state, and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations, rules and regulations relating to mortgage financing and title operations, and various other laws, rules, and regulations. Collectively, these regulations have a significant impact on the site selection and development of our communities; our house design and construction techniques; our relationships with customers, employees, suppliers, and subcontractors; and many other aspects of our business. The applicable governing authorities frequently have broad discretion in administering these regulations, including inspections of our homes prior to closing with the customer in the majority of municipalities in which we operate. Additionally, we may experience extended timelines for receiving required approvals from municipalities or other government agencies that can delay our anticipated development and construction activities in our communities.

Financial Services Operations

We conduct our financial services business, which includes mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the Federal Housing Administration ("FHA") and Department of Veterans Affairs ("VA") and are a seller/servicer approved by Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing needs.

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans of 62% of the homes we closed in 2018, 66% in 2017, 65% in 2016, 65% in 2015, and 61% in 2014. Other home closings are settled via either cash, which typically represent approximately 20% of home closings, or third party lenders.

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

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either indemnify the investor for potential future losses, repurchase the loan from the investor, or reimburse the investor's actual losses.

Our subsidiary title insurance companies serve as title insurance agents and underwriters in select markets by providing title insurance policies and examination and closing services to buyers of homes we sell. Historically, we have not experienced significant claims related to our title operations.

Our insurance brokerage operations serve as a broker for home, auto, and other personal insurance policies in select markets to buyers of homes we sell. All such insurance policies are placed with third party insurance carriers.

Employees

At December 31, 2018, we employed 5,086 people, of which 881 were employed in our Financial Services operations. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

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

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a significant decrease in our revenues and earnings that could materially and adversely affect our financial condition.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. While mortgage interest rates in recent years have been at or near historic lows, thereby making new homes more affordable, mortgage loan interest rates have increased recently as the federal funds rate has been increased. Increases in interest rates or decreases in the availability of mortgage financing could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations of our business. For example, during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased.

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

Mortgage interest expense and real estate taxes represent significant costs of homeownership, both of which were historically generally deductible for an individual’s federal and, in some cases, state income taxes. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted. While the Tax Act lowers the tax rates applicable to many businesses and individuals, it also, among other things, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law), (ii) introduces a $10,000 cap on the federal deduction for state and local taxes, including real estate taxes, and (iii) eliminates the federal deduction for interest on certain home equity loans. The Tax Act also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would mitigate the income tax advantages associated with homeownership for those individuals. The combination of these changes could reduce home ownership affordability and demand, especially in regions with higher housing prices or higher state and local income taxes. Any further changes in income tax law which eliminates or reduces the income tax benefits associated with home ownership could have an adverse impact on our business.

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

The homebuilding industry is highly competitive for skilled labor and materials. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. During 2018, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. Increased costs or shortages of skilled labor and/or materials cause increases in construction costs and/or could cause construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

If the market value of our land and homes drops significantly, our profits could decrease and result in write-downs of the carrying values of land we own.

The market value of land, building lots, and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory, and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. For example, we incurred land-related charges totaling $99.4 million and $191.9 million in 2018 and 2017, respectively. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in the homebuilding business. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and materially and adversely affect our earnings and our stockholders' equity.

We are subject to claims related to mortgage loans we sold in the secondary mortgage market that may be significant.

Our mortgage operations may be responsible for losses arising out of claims associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan.  To date, the significant majority of these claims made by investors against our mortgage operations relate to loans originated prior to 2009, during which inherently riskier loan products became more common in the origination market. We may also be required to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex Corporation ("Centex"), which we acquired in 2009, for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties. As of December 31, 2018, our mortgage subsidiaries were defendants in legal proceedings in which the plaintiffs are seeking indemnification for alleged breaches of representations and warranties made by the mortgage subsidiaries in the mortgage loan sale agreements and may also be subject to other similar claims for which legal proceedings had not been instituted as of December 31, 2018.

The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations. Given the unsettled litigation, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business.

We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products widely used by the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers, and insurers.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2018, we had cash, cash equivalents, and restricted cash of $1.1 billion as well as $760.6 million available under our revolving credit facility, net of outstanding letters of credit. However, our internal sources of liquidity and revolving credit facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2018, we had outstanding letters of credit and surety bonds totaling $239.4 million and $1.3 billion, respectively. These letters of credit are generally issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity could be adversely affected.

Our inability to sell mortgages into the secondary market could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in loans we originate.

We sell substantially all of the residential mortgage loans we originate within a short period in the secondary mortgage market. If we were unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either (a) curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or (b) commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.

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

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including relevant facts and circumstances, applicable tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income.

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal, and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

We may not realize our deferred tax assets.

As of December 31, 2018, we had deferred tax assets, net of deferred tax liabilities, of $368.2 million, against which we provided a valuation allowance of $92.6 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

Our operations are subject to building, safety, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These assessments have increased over recent years as other funding mechanisms have decreased causing local governing authorities to seek greater contributions from homebuilders. All of these factors can cause an increase in the effective cost of our homes.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

Natural disasters, severe weather conditions and changing climate patterns could delay deliveries, increase costs, and decrease demand for new homes in affected areas.

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected. In 2017 and 2018, several hurricanes caused disruptions in our Florida, Carolinas, and Houston markets but did not result in a material impact to our results of operations.

In addition, government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations.

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

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees or cyber-attacks or errors by third party vendors who have access to our confidential data, or that of our customers. While we are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and monitor to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have an impact on our business, there is no assurance that advances in computer capabilities, new technologies, methods or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our employees, homebuyers and business partners). Any such disruption could damage our reputation, result in market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines, and require us to incur significant costs to remediate or otherwise resolve these issues.

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

The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or subcontractors or the work rules they impose on their employees or subcontractors. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted services. Governmental rulings or changes in state or local laws that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 150, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their daily operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	44	President and Chief Executive Officer	2012
Robert T. O'Shaughnessy	53	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	51	Executive Vice President, General Counsel and Corporate Secretary	2017
Harmon D. Smith	55	Executive Vice President and Chief Operating Officer	2011
Michelle Hairston	42	Senior Vice President, Human Resources	2018
James L. Ossowski	50	Senior Vice President, Finance	2013
Stephen P. Schlageter	48	Senior Vice President, Operations and Strategy	2018
The following is a brief account of the business experience of each officer during the past five years:
Mr. Marshall was appointed Chief Executive Officer in September 2016. Previously, he held the positions of President since February 2016 and Executive Vice President, Homebuilding Operations since May 2014. He served as an Area President over various geographical markets since 2012.
Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011.
Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017. Prior to joining our company, he served as Executive Vice President, General Counsel and Secretary at Americold Realty Trust from June 2013 to March 2017.
Mr. Smith was appointed Executive Vice President and Chief Operating Office in February 2016 and previously held the positions of Executive Vice President, Field Operations since May 2014 and Homebuilding Operations and Area President, Texas since May 2012.
Ms. Hairston was appointed Senior Vice President, Human Resources in April 2018 and previously held the positions of Area Vice President of Human Resources, for the East and Midwest Areas since May 2015 and Vice President of Human Resources, Talent Acquisition between May 2015 and September 2016. She served as an Area Vice President, Human Resources over various geographical markets since 2009.
Mr. Ossowski was appointed Senior Vice President, Finance in February 2017 and previously held the position of Vice President, Finance and Controller since February 2013.
Mr. Schlageter was appointed Senior Vice President, Operations & Strategy in September 2017 and previously held the position of Area President over various geographical markets since 2012.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 24, 2019, there were 2,248 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2018 to October 31, 2018	2,431,879	$23.22	2,410,261	$366,446	(1)
November 1, 2018 to November 30, 2018	2,308,628	24.72	2,308,628	$309,381	(1)
December 1, 2018 to December 31, 2018	358,596	26.49	358,596	$299,882	(1)
Total	5,099,103	$24.13	5,077,485

(1)
The Board of Directors approved a share repurchase authorization totaling $1.0 billion in July 2016 and an increase of $500.0 million to such authorization in January 2018. There is no expiration date for this program, under which $299.9 million remained available as of December 31, 2018. During 2018, we repurchased 10.9 million shares under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2014, 2015, 2016, 2017, and 2018, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2018

	2013	2014	2015	2016	2017	2018
PULTEGROUP, INC.	$100.00	$106.57	$90.01	$94.63	$173.56	$137.52
S&P 500 Index - Total Return	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Select Home Construction Index	100.00	105.15	110.88	113.34	181.51	125.74

* Assumes $100 invested on December 31, 2013, and the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2018	2017	2016	2015	2014
OPERATING DATA:
Homebuilding:
Revenues	$9,982,949	$8,385,526	$7,495,404	$5,844,658	$5,700,338
Income before income taxes	$1,288,804	$865,332	$860,766	$757,317	$635,177
Financial Services:
Revenues	$205,382	$192,160	$181,126	$140,445	$125,638
Income before income taxes	$58,736	$73,496	$73,084	$58,706	$54,581

Consolidated results:
Revenues	$10,188,331	$8,577,686	$7,676,530	$5,985,103	$5,825,977

Income before income taxes	$1,347,540	$938,828	$933,850	$816,023	$689,758
Income tax (expense) benefit	(325,517)	(491,607)	(331,147)	(321,933)	(215,420)
Net income	$1,022,023	$447,221	$602,703	$494,090	$474,338

PER SHARE DATA:
Net income per share:
Basic	$3.56	$1.45	$1.76	$1.38	$1.27
Diluted	$3.55	$1.44	$1.75	$1.36	$1.26
Number of shares used in calculation:
Basic	283,578	305,089	339,747	356,576	370,377
Effect of dilutive securities	1,287	1,725	2,376	3,217	3,725
Diluted	284,865	306,814	342,123	359,793	374,102
Shareholders’ equity	$17.39	$14.60	$13.63	$13.63	$13.01
Cash dividends declared	$0.38	$0.36	$0.36	$0.33	$0.23

	December 31, ($000’s omitted)
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
House and land inventory	$7,253,353	$7,147,130	$6,770,655	$5,450,058	$4,392,100
Total assets	10,172,976	9,686,649	10,178,200	9,189,406	8,560,187
Notes payable	3,028,066	3,006,967	3,129,298	2,109,841	1,831,593
Shareholders’ equity	4,817,782	4,154,026	4,659,363	4,759,325	4,804,954

	Years Ended December 31,
	2018	2017	2016	2015	2014
OTHER DATA:
Markets, at year-end	44	47	49	50	49
Active communities, at year-end	815	790	726	620	598
Closings (units)	23,107	21,052	19,951	17,127	17,196
Net new orders (units)	22,833	22,626	20,326	18,008	16,652
Backlog (units), at year-end	8,722	8,996	7,422	6,731	5,850
Average selling price (per unit)	$425,000	$395,000	$373,000	$338,000	$329,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Favorable demographic and economic conditions, combined with historically low interest rates, have supported the recovery in U.S. new home sales that began in 2012. During this period, we have made significant investments to acquire and develop land inventory and open new communities, including opening approximately 250 new communities across our local markets in each of the last three years. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of owned land supply, including increasing the use of land option agreements, which now account for 40% of our controlled lots as compared with 11% at the beginning of 2012. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in future performance. The combination of favorable demand conditions, our investments in new communities, and our focus on gross margin performance through community location, strategic pricing, and construction efficiencies resulted in growth in our revenues and income before income taxes each year during the period from 2012 to 2018.

We entered 2018 with a large backlog of new orders, and demand conditions remained favorable through the early part of 2018, as evidenced by continued growth in new orders during the traditional spring selling season. However, this was followed by an industry-wide softening in demand that began in the second quarter of 2018. To varying degrees, the slowdown has occurred across all major buyer groups and all of our geographies. This slowdown was closely correlated with the rise in mortgage interest rates that began in May 2018, however, we believe that the broader cause is the affordability challenge that many prospective buyers continue to face, which has created uncertainty in the industry regarding short-term demand. However, many of the fundamentals supporting continued growth in demand, including: a strong employment picture in the U.S.; high consumer confidence; a supportive, though slightly higher, interest rate environment; and a limited supply of new and existing homes, remain favorable.

We believe that the actions we have taken over the past few years to shorten the duration of our land inventory, increase our use of land option agreements, and drive higher margins while maintaining a conservative financial position allow us to operate effectively in most economic conditions. Additionally, our overall financial condition continues to support investing in the business while returning excess capital to shareholders. If demand conditions accelerate, we have the communities and lots available to meet that demand.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2018	2017	2016
Income before income taxes:
Homebuilding	$1,288,804	$865,332	$860,766
Financial Services	58,736	73,496	73,084
Income before income taxes	1,347,540	938,828	933,850
Income tax expense	(325,517)	(491,607)	(331,147)
Net income	$1,022,023	$447,221	$602,703
Per share data - assuming dilution:
Net income	$3.55	$1.44	$1.75

•
Homebuilding income before income taxes improved each year from 2016 to 2018. Revenues increased each year and overhead leverage improved. Homebuilding income before income taxes also reflected the following significant income (expense) items ($000's omitted):

		2018	2017	2016
Land inventory impairments (see Note 2)	Home sale cost of revenues	(70,965)	(88,952)	(1,074)
Warranty claim (see Note 11)	Home sale cost of revenues	—	(12,389)	—
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	Land sale cost of revenues	(11,489)	(83,576)	(1,105)
California land sale gains (see Note 3)	Land sale revenues / cost of revenues	26,401	—	—
Insurance reserve adjustments (see Note 11)	Selling, general, and administrative expenses	35,873	97,789	57,132
Write-offs of insurance receivables (see Note 11)	Selling, general, and administrative expenses	—	(29,624)	—
Restructuring costs from corporate office relocation and other actions	Selling, general, and administrative expenses	—	—	(10,030)
	Other expense, net	—	—	(11,643)
Write-offs of deposits and pre-acquisition costs (see Note 2)	Other expense, net	(16,992)	(11,367)	(17,157)
Impairments of unconsolidated entities (see Note 2)	Other expense, net	—	(8,017)	—
Settlement of disputed land transaction (see Note 11)	Other expense, net	—	—	(15,000)
		$(37,172)	$(136,136)	$1,123

For additional information on the above, see the applicable Notes to the Consolidated Financial Statements.

•
The decrease in Financial Services income in 2018 compared with 2017 and 2016 was primarily due to a $16.1 million increase in loan origination liabilities in 2018 (see Note 11) combined with a more competitive pricing environment. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower capture rate and reduced margins on our loan originations in 2018. These factors offset higher revenues driven primarily by higher volumes in the Homebuilding segment.

•
Our effective tax rate was 24.2%, 52.4%, and 35.5% for 2018, 2017, and 2016, respectively (see Note 8). The effective tax rates for 2018 and 2017 reflect the impact of the Tax Act, which lowered the federal tax rate from 35% to 21% effective in 2018. Due to the Tax Act's enactment in December 2017, income tax expense for 2017 included a charge of $172.1 million related to the remeasurement of our deferred tax balances and other effects.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2018	FY 2018 vs. FY 2017	2017	FY 2017 vs. FY 2016	2016
Home sale revenues	$9,818,445	18%	$8,323,984	12%	$7,451,315
Land sale and other revenues (a) (c)	164,504	167%	61,542	40%	44,089
Total Homebuilding revenues	9,982,949	19%	8,385,526	12%	7,495,404
Home sale cost of revenues (b)	(7,540,937)	17%	(6,461,152)	16%	(5,587,974)
Land sale cost of revenues (a)	(126,560)	(6)%	(134,449)	319%	(32,115)
Selling, general, and administrative expenses ("SG&A") (d)	(1,012,023)	14%	(891,581)	(7)%	(957,150)
Other expense, net (e)	(14,625)	(56)%	(33,012)	(42)%	(57,399)
Income before income taxes	$1,288,804	49%	$865,332	1%	$860,766
Supplemental data:
Gross margin from home sales (b)	23.2%	80 bps	22.4%	(260) bps	25.0%
SG&A % of home sale revenues (d)	10.3%	(40) bps	10.7%	(210) bps	12.8%
Closings (units)	23,107	10%	21,052	6%	19,951
Average selling price	$425	8%	$395	6%	$373
Net new orders (f):
Units	22,833	1%	22,626	11%	20,326
Dollars	$9,675,529	3%	$9,361,534	21%	$7,753,399
Cancellation rate	14%		14%		15%
Active communities at December 31	815	3%	790	9%	726
Backlog at December 31:
Units	8,722	(3)%	8,996	21%	7,422
Dollars	$3,836,147	(4)%	$3,979,064	35%	$2,941,512

(a)	Includes net gains of $26.4 million related to two land sale transactions in California during the year ended December 31, 2018 (see Note 3).

(b)
Includes the amortization of capitalized interest; land inventory impairments of $71.0 million in 2018, $89.0 million in 2017, and $1.1 million in 2016 (see Note 2); and a warranty charge of $12.4 million related to a closed-out community in 2017 (see Note 11).

(c)	Includes net realizable value adjustments on land held for sale of $11.5 million, $83.6 million, and $1.1 million in 2018, 2017, and 2016, respectively (see Note 2).

(d)
Includes write-offs of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017 (see Note 11); insurance reserve reversals of $35.9 million, $97.8 million and $57.1 million in 2018, 2017, and 2016, respectively (see Note 11); and restructuring costs from corporate office relocation and other actions of $10.0 million in 2016.

(e)	See "Other expense, net" for a table summarizing significant items.

(f)
Net new orders excludes backlog acquired from Wieland in January 2016 (see Note 1). Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2018 were higher than 2017 by $1.5 billion, or 18%. The increase was attributable to a 10% increase in closings and an 8% increase in the average selling price. The increase in closings reflects the significant land investments we have made in recent years and the resulting growth in our active communities combined with the favorable buyer demand environment that continued into the spring of 2018. The higher average selling prices occurred across the majority of our markets and reflects shifts in product mix, including a higher mix of move-up homebuyers and an increase in the mix of closings in Northern California, where our average selling prices are significantly higher than the Company average.

Home sale revenues for 2017 were higher than 2016 by $872.7 million, or 12%. The increase was attributable to a 6% increase in closings and a 6% increase in the average selling price. The increase in closings reflects the significant land investments we have made in recent years and the resulting increase in our active communities combined with favorable buyer demand conditions. The increased closings occurred despite the disruption in our operations caused by Hurricane Harvey in Houston, Texas, and Hurricane Irma in Florida, as well as permitting and other municipal approval delays in certain communities. The higher average selling price for 2017 occurred across the majority of our markets and reflected a shift toward move-up homebuyers.

Home sale gross margins

Home sale gross margins were 23.2% in 2018, compared with 22.4% in 2017 and 25.0% in 2016. Our results in 2018 and 2017 include the effect of the aforementioned land inventory impairments totaling $71.0 million and $89.0 million, respectively. Excluding such impairments, gross margins remained strong in both 2018 and 2017 relative to historical levels and reflect a combination of factors, including shifts in community mix and a small increase in the mix of closings in Northern California in 2018 partially offset by the aforementioned warranty charge of $12.4 million in 2017 related to a closed-out community in Florida and slightly higher amortized interest costs (1.8% of home sale revenues in 2018 compared with 1.7% in 2017). Gross margins decreased in 2017 compared with 2016 as the result of the aforementioned land inventory impairments and warranty charge combined with higher house construction and land costs as the supply chain responded to the housing recovery.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed net gains (losses) of $37.9 million, $(72.9) million, and $12.0 million in 2018, 2017, and 2016, respectively. The gains in 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million. The losses in 2017 resulted primarily from the aforementioned net realizable value charges of $83.6 million (see Note 2).

SG&A

SG&A as a percentage of home sale revenues was 10.3% and 10.7% in 2018 and 2017, respectively. The gross dollar amount of our SG&A increased $120.4 million, or 14%, in 2018 compared with 2017. The improved overhead leverage reflects volume efficiencies and realized cost efficiencies, as well as the aforementioned insurance reserve reversals of $35.9 million and $97.8 million in 2018 and 2017, respectively, partially offset by write-offs of $29.6 million in 2017 associated with the resolution of certain insurance matters (see Note 11).

SG&A as a percentage of home sale revenues was 10.7% and 12.8% in 2017 and 2016, respectively. The gross dollar amount of our SG&A decreased $65.6 million, or 7%, in 2017 compared with 2016. SG&A includes the aforementioned insurance receivable write-offs of $29.6 million in 2017 and general liability insurance reserve reversals of $97.8 million and $57.1 million in 2017 and 2016, respectively, resulting from favorable claims experience (see Note 11). Excluding these items, the improvement in our year-over-year SG&A leverage was primarily attributable to cost efficiencies realized in late 2016 that continued into 2017.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2018	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$(16,992)	$(11,367)	$(17,157)
Lease exit and related costs (a)	(240)	(1,729)	(11,643)
Amortization of intangible assets (Note 1)	(13,800)	(13,800)	(13,800)
Interest income	7,593	2,537	3,236
Interest expense	(618)	(503)	(686)
Equity in earnings (loss) of unconsolidated entities (Note 4) (b)	2,690	(1,985)	8,337
Miscellaneous, net (c)	6,742	(6,165)	(25,686)
Total other expense, net	$(14,625)	$(33,012)	$(57,399)

(a)
Lease exit and related costs for 2016 resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

(c)	Miscellaneous, net includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction (see Note 11).

Net new orders

Net new orders in units increased 1% in 2018 compared with 2017. The increase resulted primarily from the higher number of active communities, which increased 3% to 815 at December 31, 2018. Net new orders in dollars increased by 3% compared with 2017 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) remained stable in 2018 at 14%. Ending backlog units, which represent orders for homes that have not yet closed, decreased 3% as measured in units and 4% as measured in dollars at December 31, 2018 compared with December 31, 2017. The higher average sales price when compared to 2017 also contributed to the higher backlog dollars. Our higher number of active communities combined with the overall demand environment resulted in a strong start to the year. However, while customer traffic to our communities increased during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased, which compounded existing housing affordability issues faced by many homebuyers.

Net new orders in units increased 11% in 2017 compared with 2016. The increase resulted primarily from the higher number of active communities, which increased 9% to 790 active communities at December 31, 2017. Net new orders in dollars increased by 21% compared with 2016 due to the growth in units combined with the higher average selling price. The cancellation rate (canceled orders for the period divided by gross new orders for the period) decreased in 2017 from 2016 at 14% and 15%, respectively. Ending backlog units, which represent orders for homes that have not yet closed, increased 21% at December 31, 2017 compared with December 31, 2016 as measured in units and increased 35% over the prior year period as measured in dollars. The higher average sales price when compared to 2016 also contributed to the higher backlog dollars.

Homes in production

The following is a summary of our homes in production at December 31, 2018 and 2017:

	2018	2017
Sold	6,245	6,246
Unsold
Under construction	2,531	1,973
Completed	715	637
	3,246	2,610
Models	1,216	1,148
Total	10,707	10,004

The number of homes in production at December 31, 2018 was 7% higher compared to December 31, 2017. The increase in homes under production resulted from a 24% increase in the number of unsold, or "spec", homes, which resulted primarily from the strategic decision to allow spec production to run higher than in previous periods to ensure access to construction suppliers and to position communities heading into 2019 ahead of the spring selling season.

Controlled lots

The following is a summary of our lots under control at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,813	3,694	9,507	5,194	5,569	10,763
Southeast	15,800	11,806	27,606	15,404	11,085	26,489
Florida	18,652	15,855	34,507	18,458	11,887	30,345
Midwest	10,097	11,883	21,980	10,612	9,196	19,808
Texas	14,380	11,035	25,415	13,923	8,320	22,243
West	24,788	5,774	30,562	25,662	6,099	31,761
Total	89,530	60,047	149,577	89,253	52,156	141,409

Developed (%)	39%	21%	32%	37%	20%	31%

Of our controlled lots, 89,530 and 89,253 were owned and 60,047 and 52,156 were under land option agreements at December 31, 2018 and 2017, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land positions that drive appropriate returns on invested capital. The remaining purchase price under our land option agreements totaled $2.6 billion at December 31, 2018. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $218.6 million, of which $11.2 million is refundable, at December 31, 2018.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2018, we conducted our operations in 44 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2018	FY 2018 vs. FY 2017	2017	FY 2017 vs. FY 2016	2016
Home sale revenues:
Northeast	$795,211	15%	$693,624	—%	$696,003
Southeast	1,740,239	12%	1,556,615	5%	1,485,809
Florida	1,911,537	30%	1,469,005	15%	1,274,237
Midwest	1,492,572	4%	1,435,692	16%	1,233,110
Texas	1,296,183	11%	1,166,843	13%	1,033,387
West	2,582,703	29%	2,002,205	16%	1,728,769
	$9,818,445	18%	$8,323,984	12%	$7,451,315
Income before income taxes (a):
Northeast (b)	$29,629	40%	$21,190	(74)%	$81,991
Southeast	202,639	65%	122,532	(16)%	145,011
Florida (c)	289,418	39%	208,825	2%	205,049
Midwest	179,568	1%	178,231	48%	120,159
Texas	193,946	6%	182,862	20%	152,355
West (d)	511,828	123%	229,504	2%	225,771
Other homebuilding (e)	(118,224)	(52)%	(77,812)	(12)%	(69,570)
	$1,288,804	49%	$865,332	1%	$860,766
Closings (units):
Northeast	1,558	17%	1,335	(6)%	1,418
Southeast	4,220	9%	3,888	—%	3,901
Florida	4,771	24%	3,861	12%	3,441
Midwest	3,716	1%	3,696	8%	3,418
Texas	4,212	3%	4,107	10%	3,726
West	4,630	11%	4,165	3%	4,047
	23,107	10%	$21,052	6%	19,951
Average selling price:
Northeast	$510	(2)%	$520	6%	$491
Southeast	412	3%	400	5%	381
Florida	401	6%	380	3%	370
Midwest	402	3%	388	8%	361
Texas	308	8%	284	2%	277
West	558	16%	481	13%	427
	$425	8%	$395	6%	$373

(a)	Includes land-related charges as summarized in the following land-related charges table (see Note 2).

(b)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction (see Note 11).

(c)	Florida includes a warranty charge of $12.4 million in 2017 related to a closed-out community (see Note 11).

(d)	Includes gains of $26.4 million related to two land sale transactions in California in 2018

(e)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: write-off of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017; insurance reserve reversals of $35.9 million, $97.8 million and $57.1 million in 2018, 2017, and 2016, respectively (see Note 11); and costs associated with the relocation of our corporate headquarters totaling $8.3 million in 2016.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2018	FY 2018 vs. FY 2017	2017	FY 2017 vs. FY 2016	2016
Net new orders - units:
Northeast	1,516	4%	1,460	7%	1,361
Southeast	4,114	(3)%	4,233	11%	3,810
Florida	4,982	21%	4,121	15%	3,585
Midwest	3,631	(6)%	3,876	7%	3,636
Texas	4,278	4%	4,121	9%	3,793
West	4,312	(10)%	4,815	16%	4,141
	22,833	1%	22,626	11%	20,326
Net new orders - dollars:
Northeast	$799,373	6%	$757,679	12%	$674,066
Southeast	1,721,103	2%	1,691,020	14%	1,483,139
Florida	2,029,999	27%	1,594,367	19%	1,340,181
Midwest	1,492,453	(2)%	1,523,153	13%	1,351,828
Texas	1,332,598	10%	1,214,149	15%	1,060,217
West	2,300,003	(11)%	2,581,166	40%	1,843,968
	$9,675,529	3%	$9,361,534	21%	$7,753,399
Cancellation rates:
Northeast	10%		12%		11%
Southeast	12%		12%		15%
Florida	13%		12%		12%
Midwest	12%		11%		12%
Texas	19%		18%		18%
West	17%		16%		19%
	14%		14%		15%
Unit backlog:
Northeast	470	(8)%	512	32%	387
Southeast	1,610	(6)%	1,716	25%	1,371
Florida	1,889	13%	1,678	18%	1,418
Midwest	1,402	(6)%	1,487	14%	1,307
Texas	1,492	5%	1,426	1%	1,412
West	1,859	(15)%	2,177	43%	1,527
	8,722	(3)%	8,996	21%	7,422
Backlog dollars:
Northeast	$257,812	2%	$253,650	34%	$189,595
Southeast	699,030	(3)%	718,166	23%	583,760
Florida	800,051	17%	681,589	23%	556,226
Midwest	588,420	—%	588,539	17%	501,079
Texas	486,212	8%	449,797	12%	402,491
West	1,004,622	(22)%	1,287,323	82%	708,361
	$3,836,147	(4)%	$3,979,064	35%	$2,941,512

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2018	2017	2016
Land-related charges*:
Northeast	$74,488	$51,362	$2,079
Southeast	8,140	55,689	3,089
Florida	1,166	9,702	715
Midwest	7,361	8,917	3,383
Texas	1,204	2,521	515
West	5,159	56,995	8,960
Other homebuilding	1,928	6,726	595
	$99,446	$191,912	$19,336

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

The length and complexity of the entitlement process in the Northeast had led to a lack of growth in volumes in recent years, which changed in 2018 with progress in a number of communities. For 2018, Northeast home sale revenues increased 15% compared with 2017 due to a 17% increase in closings, partially offset by a 2% decrease in average selling price. The higher revenues occurred across the majority of markets, which was partially offset by our exit of the St. Louis market in 2018. The increased income before income taxes resulted from the higher revenues, partially offset by higher land-related charges and increased overhead expense. Net new orders increased slightly.

For 2017, Northeast home sale revenues remained flat compared with 2016 due to a 6% decrease in closings offset by a 6% increase in average selling price. The decrease in closings occurred in the New England and Mid-Atlantic markets, while the increase in average selling price occurred across all markets. The New England closings decrease was driven primarily by closings delayed as the result of a fire in an attached product building that was under construction. The decreased income before income taxes resulted from lower margins and increased SG&A expense across all markets, combined with the aforementioned land-related charges recognized in the period (see Note 2). Net new orders increased across all markets.

Southeast:

For 2018, Southeast home sale revenues increased 12% compared with 2017 due to a 3% increase in the average selling price combined with a 9% increase in closings. The increase in the average selling price occurred across all markets except Georgia, while closings increased in Raleigh, Charlotte and Coastal Carolinas. Income before income taxes increased primarily as a result of higher revenues and reduced land-related charges in 2018. Net new orders decreased 3%, attributable to a majority of markets.

For 2017, Southeast home sale revenues increased 5% compared with 2016 due to a 5% increase in the average selling price. The increases in the average selling price occurred across all markets except Georgia, while closings decreased in Raleigh, Charlotte and Coastal Carolinas, offset by increases in Georgia and Tennessee. Income before income taxes decreased 16% primarily due to the aforementioned land-related charges, partially offset by lower SG&A expense. Net new orders increased 11%, primarily in Georgia and Raleigh.

Florida:

For 2018, Florida home sale revenues increased 30% compared with 2017 due to a 6% increase in the average selling price combined with a 24% increase in closings. The increased income before income taxes for 2018 resulted primarily from higher revenues combined with the aforementioned $12.4 million warranty charge in 2017 related to a closed-out community. Net new orders increased 21% in 2018.

For 2017, Florida home sale revenues increased 15% compared with 2016 due to a 3% increase in the average selling price combined with a 12% increase in closings. The increased income before income taxes for 2017 resulted primarily from higher revenues, partially offset by the aforementioned $12.4 million warranty charge in 2017 related to a closed-out community. Net new orders increased by 15% in 2017. Both closings and new orders increased despite the disruption in our operations caused by Hurricane Irma.

Midwest:

For 2018, Midwest home sale revenues increased 4% compared with the prior year period due to an 1% increase in closings combined with an 3% increase in the average selling price. The higher revenues occurred across the majority markets, partially offset by our decision to exit the St. Louis market in 2017, which we completed in 2018. Income before income taxes remained consistent with the prior year due to the increased revenues, partially offset by lower margins and higher SG&A expense. Net new orders decreased across substantially all markets.

For 2017, Midwest home sale revenues increased 16% compared with the prior year period due to a 8% increase in closings combined with a 8% increase in the average selling price. The higher revenues and increased closings occurred across all markets. The increased closing volume combined with lower SG&A expense led to a 48% increase in income before income taxes. Net new orders increased across all markets except for St. Louis, where we announced our decision to exit the market.

Texas:

For 2018, Texas home sale revenues increased 11% compared with the prior year period due to a 3% increase in closings combined with an 8% increase in the average selling price. The increase in average selling price occurred across all markets, while the increase in closings occurred across all markets except for Dallas and San Antonio. The higher revenues and higher closings led to increased income before income taxes. Net new orders increased 4% across all markets except for Houston which remained flat compared with 2017.

For 2017, Texas home sale revenues increased 13% compared with the prior year period due to a 10% increase in closings combined with an 2% increase in the average selling price. The increase in average selling price occurred primarily in Central Texas and San Antonio, while the increase in closings occurred across all markets except for San Antonio. The higher revenues and higher closings led to increased income before income taxes. Net new orders increased 9% across all markets except for San Antonio. Both closings and new orders increased despite the disruption in our Houston operations caused by Hurricane Harvey.

West:

For 2018, West home sale revenues increased 29% compared with the prior year period due to an 11% increase in closings combined with a 16% increase in the average selling price. The increased revenues occurred across substantially all markets but were driven primarily by Northern California. The increased revenues contributed to increased income before income taxes in all markets except New Mexico, with the majority coming from Northern California. Income before income taxes also benefited from two land sale transactions that resulted in gains totaling $26.4 million as well as the lower land-related charges. Net new orders decreased by 10% in 2018 compared with 2017, which was primarily concentrated in Northern California.

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

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2018	FY 2018 vs. FY 2017	2017	FY 2017 vs. FY 2016	2016
Mortgage operations revenues	$149,642	2%	$146,358	3%	$142,262
Title and insurance brokerage revenues	55,740	22%	45,802	18%	38,864
Total Financial Services revenues	205,382	7%	192,160	6%	181,126
Expenses	(147,422)	24%	(119,289)	10%	(108,573)
Other income, net	776	24%	625	18%	531
Income before income taxes	$58,736	(20)%	$73,496	1%	$73,084
Total originations:
Loans	14,464	2%	14,152	6%	13,373
Principal	$4,456,360	8%	$4,127,084	11%	$3,706,745

	Years Ended December 31,
	2018	2017	2016
Supplemental data:
Capture rate	76.2%	79.9%	81.2%
Average FICO score	752	749	750
Loan application backlog	$2,012,340	$2,263,803	$1,670,160
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	22%	23%
Other agency	68%	70%	70%
Total agency	88%	92%	93%
Non-agency	12%	8%	7%
Total funded originations	100%	100%	100%
Revenues

Total Financial Services revenues during 2018 increased 7% compared with 2017. The increase is primarily due to higher loan origination, title, and insurance brokerage volume resulting from higher volumes in the Homebuilding segment. A higher average loan size, driven primarily by higher average selling prices in the Homebuilding segment, also contributed to the higher revenues. These factors were partially offset by the lower capture rate resulting from a more competitive market environment. Total Financial Services revenues during 2017 increased 6% compared with 2016 due to higher mortgage and title volumes resulting from increased home closings in the Homebuilding segment, partially offset by lower mortgage revenue per loan, which were largely attributable to increased competition and pressured loan pricing.

Income before income taxes

The decrease in income before income taxes for 2018 as compared with 2017 was primarily due to a $16.1 million increase in loan origination liabilities in 2018 (see Note 11) combined with a more competitive pricing environment. Refinance activity has slowed in the mortgage industry, which has increased competition, pressured loan pricing, and resulted in lower margins on our loan originations in 2018. These factors offset higher revenues driven primarily by higher volumes in the Homebuilding segment. The increased income before income taxes for 2017 as compared with 2016 resulted from higher origination volume and an increase in the revenue per loan combined with better overhead leverage and contributions from our title operations.

Income Taxes

Our effective tax rate was 24.2%, 52.4% and 35.5% for 2018, 2017, and 2016, respectively. The effective tax rates for 2018 and 2017 reflect the impact of the Tax Act, which lowered the federal tax rate from 35% to 21% effective in 2018. Due to the Tax Act's enactment in December 2017, income tax expense for 2017 included a charge of $172.1 million related to the remeasurement of our deferred tax balances and other effects. The effective tax rate for 2016 included a net benefit related to the reversal of a portion of our valuation allowance related to a legal entity restructuring along with the resolution of certain state income tax and other matters.

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

At December 31, 2018, we had unrestricted cash and equivalents of $1.1 billion, restricted cash balances of $23.6 million, and $760.6 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

We retired outstanding debt totaling $82.8 million, $134.7 million, and $986.9 million during 2018, 2017, and 2016, respectively. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 38.6%, which is within our targeted range of 30.0% to 40.0%, at December 31, 2018.

Unsecured senior notes

In February 2016, we issued $1.0 billion of unsecured senior notes, consisting of $300.0 million of 4.25% senior notes due March 1, 2021, and $700.0 million of 5.50% senior notes due March 1, 2026. The net proceeds from this senior notes issuance were used to fund the retirement of $465.2 million of our senior notes that matured in May 2016, with the remaining net proceeds used for general corporate purposes. In July 2016, we issued an additional $1.0 billion of unsecured senior notes, consisting of $400.0 million of 4.25% senior notes due March 1, 2021, and $600.0 million of 5% senior notes due January 15, 2027. The net proceeds from the July senior notes issuance were used for general corporate purposes and to pay down approximately $500.0 million of outstanding debt, including the remainder of a then existing term loan facility. At December 31, 2018, we had $3.0 billion of unsecured senior notes outstanding with no repayments due until March 2021 when $700.0 million of notes are scheduled to mature.

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $239.4 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at December 31, 2018 and 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2018, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $760.6 million and $764.5 million as of December 31, 2018 and 2017, respectively.

Other notes payable

Certain of our local homebuilding operations are party to non-recourse and limited recourse collateralized notes payable with third parties that totaled $41.3 million at December 31, 2018. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within notes payable.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2018, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the termination date to August 2019. The maximum aggregate commitment was $520.0 million during the seasonally high borrowing period from December 26, 2018 through January 14, 2019. At all other times, the maximum aggregate commitment ranges from $240.0 million to $400.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $348.4 million and $437.8 million outstanding under the Repurchase Agreement at December 31, 2018, and 2017, respectively, and was in compliance with its covenants and requirements as of such dates.

Share repurchase program

In 2013, our Board of Directors authorized and announced a share repurchase program, which was subsequently increased by $1.0 billion in July 2016 and by $500.0 million in January 2018. We repurchased 10.9 million, 35.4 million, and 30.9 million shares in 2018, 2017, and 2016, respectively, for a total of $294.6 million, $910.3 million, and $600.0 million in 2018, 2017, and 2016, respectively, under this program. At December 31, 2018, we had remaining authorization to repurchase $299.9 million of common shares.

Dividends

Our declared quarterly cash dividends totaled $108.5 million, $110.0 million, and $122.2 million in 2018, 2017, and 2016, respectively.

Cash flows

Operating activities

Our net cash provided by operating activities in 2018 was $1.4 billion, compared with net cash provided by operating activities of $663.1 million and $68.3 million in 2017 and 2016, respectively. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale. Our positive cash flow from operations for 2018 was primarily due to our net income of $1.0 billion, which included non-cash land-related charges of $99.4 million and $362.8 million of deferred income tax expense, supplemented by a $107.3 million reduction in residential mortgage loans available-for-sale. These factors were partially offset by a net increase in inventories of $50.4 million resulting from higher levels of spec inventory.

Our positive cash flow from operations for 2017 was primarily due to our net income of $447.2 million, which included $191.9 million in non-cash land-related charges and deferred tax expense of $422.3 million. These were partially offset by a net increase in inventories of $569.0 million resulting from ongoing land acquisition and development investment to support future growth combined with additional house inventory to support the higher backlog.

Our negative cash flow from operations for 2016 was primarily due to a net increase in inventories of $897.1 million resulting from increased land investment, combined with a net increase in residential mortgage loans available-for-sale of $99.5 million.

Investing activities

Net cash used in investing activities totaled $41.9 million in 2018, compared with $50.2 million in 2017 and $471.2 million in 2016. The use of cash from investing activities in 2018 was primarily due to $59.0 million of capital expenditures, which increased from 2017 as the result of new community openings combined with increased expenditures on information technology solutions. The use of cash from investing activities in 2017 was primarily due to $32.1 million of capital expenditures and $23.0 million for investments in unconsolidated subsidiaries. The use of cash from investing activities in 2016 was primarily due to the acquisition of certain real estate assets from Wieland (see Note 1).

Financing activities

Net cash used in financing activities was $580.3 million in 2018, compared with $1.0 billion during 2017 and net cash provided by financing activities of $350.7 million in 2016. The net cash used in financing activities for 2018 resulted primarily from the repurchase of 10.9 million common shares for $294.6 million under our repurchase authorization, repayments of debt of $82.8 million, cash dividends of $104.0 million, and net repayments of $89.4 million under the Repurchase Agreement related to the aforementioned decrease in residential mortgage loans available-for-sale.

Net cash used in financing activities for 2017 resulted primarily from the repurchase of 35.4 million common shares for $910.3 million under our repurchase authorization, repayments of debt of $134.7 million, and cash dividends of $112.7 million, partially offset by net borrowings of $106.2 million under the Repurchase Agreement related to a seasonal increase in residential mortgage loans available-for-sale. Cash provided by financing activities for 2016 resulted primarily from the proceeds of the unsecured senior notes issuance for $2.0 billion, offset by the repayment of $986.9 million of debt and the repurchase of 30.9 million common shares for $600.0 million under our repurchase authorization and cash dividends of $124.7 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2018:

	Payments Due by Period ($000’s omitted)
	Total	2019	2020-2021	2022-2023	After 2023
Contractual obligations:
Notes payable (a)	$4,582,517	$191,379	$1,034,534	$271,250	$3,085,354
Operating lease obligations	113,496	24,806	35,553	27,269	25,868
Total contractual obligations (b)	$4,696,013	$216,185	$1,070,087	$298,519	$3,111,222

(a)	Represents principal and interest payments related to our senior notes and limited recourse collateralized financing arrangements.

(b)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2018, we had $218.6 million of deposits and pre-acquisition costs, of which $11.2 million is refundable, relating to option agreements to acquire 60,047 lots with a remaining purchase price of $2.6 billion. We expect to acquire the majority of such land within the next three years.

We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years January 1, 2005 - January 1, 2018. At December 31, 2018, we had $30.6 million of gross unrecognized tax benefits and $5.8 million of related accrued interest and penalties.

The following table summarizes our other commercial commitments as of December 31, 2018:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2019	2020-2021	2022-2023	After 2023
Other commercial commitments:
Guarantor credit facilities (a)	$1,000,000	$—	$—	$1,000,000	$—
Non-guarantor credit facilities (b)	520,000	520,000	—	—	—
Total commercial commitments (c)	$1,520,000	$520,000	$—	$1,000,000	$—

(a)
The $1.0 billion in 2022-2023 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding, and $239.4 million of letters of credit were issued at December 31, 2018.

(b)
Represents the capacity of the Repurchase Agreement, of which $348.4 million was outstanding at December 31, 2018. The capacity of $520.0 million was effective through January 14, 2019 after which it ranges from $240.0 million to $400.0 million until its expiration in August 2019.

(c)	The above table excludes an aggregate $1.3 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2018, we had outstanding letters of credit of $239.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.3 billion at December 31, 2018, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2018, these agreements had an aggregate remaining purchase price of $2.6 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At December 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $42.9 million, of which $42.1 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. See Note 4 to the Consolidated Financial Statements for additional information.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $30.8 million at December 31, 2018. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend years into the future, actual results could differ from such estimates.

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

We test inventory for impairment when events and circumstances indicate that the undiscounted cash flows estimated to be generated by the community may be less than its carrying amount. Such indicators include gross margins or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we determine the fair value of the community and impairment charges are recorded if the fair value of the community’s inventory is less than its carrying value.

We generally determine the fair value of each community using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either indemnify the investor for potential future losses, repurchase the loan from the investor, or reimburse the investor's actual losses. Estimating the required liability for these potential losses requires a significant level of management judgment. Given the unsettled litigation, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost of claims. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions. Our evaluations of tax positions consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to income taxes and unrecognized tax benefits are recognized as a component of income tax expense (benefit).

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

Our recorded reserves for all such claims totaled $737.0 million and $758.8 million at December 31, 2018 and 2017, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% of the total general liability reserves at December 31, 2018 and 2017. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $625 million to $850 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2018, 2017, and 2016, we reduced general liability reserves by $35.9 million, $97.8 million, and $57.1 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Our receivables from insurance carriers totaled $153.0 million and $213.4 million at December 31, 2018 and 2017, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. We believe collection of these insurance receivables is probable based on various factors, including, the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2018 and 2017 ($000’s omitted).

	As of December 31, 2018 for the Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$24,088	$9,968	$706,720	$—	$—	$2,300,000	$3,040,776	$2,898,606
Average interest rate	5.31%	3.81%	4.28%	—%	—%	5.90%	5.51%

Variable rate debt (a)	$348,949	$—	$—	$—	$—	$—	$348,949	$348,948
Average interest rate	4.41%	—%	—%	—%	—%	—%	4.41%

	As of December 31, 2017 for the Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$508	$8,423	$9,539	$700,000	$—	$2,300,000	$3,018,470	$3,262,221
Average interest rate	3.00%	4.07%	3.98%	4.25%	—%	5.90%	5.50%

Variable rate debt (a)	$438,657	$701	$—	$—	$—	$—	$439,358	$439,358
Average interest rate	3.72%	7.30%	—%	—%	—%	—%	3.70%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no amounts outstanding under our Revolving Credit Facility at either December 31, 2018 or 2017.

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

At December 31, 2018 and 2017, residential mortgage loans available-for-sale had an aggregate fair value of $461.4 million and $570.6 million, respectively. At December 31, 2018 and 2017, we had aggregate interest rate lock commitments of $285.0 million and $210.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $511.0 million and $522.0 million at December 31, 2018 and 2017, respectively, and whole loan investor commitments totaled $187.8 million and $203.1 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
($000’s omitted, except per share data)

	2018	2017
ASSETS
Cash and equivalents	$1,110,088	$272,683
Restricted cash	23,612	33,485
Total cash, cash equivalents, and restricted cash	1,133,700	306,168
House and land inventory	7,253,353	7,147,130
Land held for sale	36,849	68,384
Residential mortgage loans available-for-sale	461,354	570,600
Investments in unconsolidated entities	54,590	62,957
Other assets	830,359	745,123
Intangible assets	127,192	140,992
Deferred tax assets, net	275,579	645,295
	$10,172,976	$9,686,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $54,381 and $72,800 in 2018 and 2017, respectively	$352,029	$393,815
Customer deposits	254,624	250,779
Accrued and other liabilities	1,360,483	1,356,333
Income tax liabilities	11,580	86,925
Financial Services debt	348,412	437,804
Notes payable	3,028,066	3,006,967
Total liabilities	5,355,194	5,532,623
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 277,109,507 and 286,752,436 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,771	2,868
Additional paid-in capital	3,201,427	3,171,542
Accumulated other comprehensive loss	(345)	(445)
Retained earnings	1,613,929	980,061
Total shareholders’ equity	4,817,782	4,154,026
	$10,172,976	$9,686,649

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2018, 2017, and 2016
(000’s omitted, except per share data)

	2018	2017	2016
Revenues:
Homebuilding
Home sale revenues	$9,818,445	$8,323,984	$7,451,315
Land sale and other revenues	164,504	61,542	44,089
	9,982,949	8,385,526	7,495,404
Financial Services	205,382	192,160	181,126
Total revenues	10,188,331	8,577,686	7,676,530

Homebuilding Cost of Revenues:
Home sale cost of revenues	(7,540,937)	(6,461,152)	(5,587,974)
Land sale cost of revenues	(126,560)	(134,449)	(32,115)
	(7,667,497)	(6,595,601)	(5,620,089)

Financial Services expenses	(147,422)	(119,289)	(108,573)
Selling, general, and administrative expenses	(1,012,023)	(891,581)	(957,150)
Other expense, net	(13,849)	(32,387)	(56,868)
Income before income taxes	1,347,540	938,828	933,850
Income tax expense	(325,517)	(491,607)	(331,147)
Net income	$1,022,023	$447,221	$602,703

Net income per share:
Basic	$3.56	$1.45	$1.76
Diluted	$3.55	$1.44	$1.75
Cash dividends declared	$0.38	$0.36	$0.36

Number of shares used in calculation:
Basic	283,578	305,089	339,747
Effect of dilutive securities	1,287	1,725	2,376
Diluted	284,865	306,814	342,123

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2018, 2017, and 2016
($000’s omitted)

	2018	2017	2016
Net income	$1,022,023	$447,221	$602,703

Other comprehensive income, net of tax:
Change in value of derivatives	100	81	83
Other comprehensive income	100	81	83

Comprehensive income	$1,022,123	$447,302	$602,786

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017, and 2016
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, December 31, 2015	349,149	$3,491	$3,093,802	$(609)	$1,662,641	$4,759,325
Stock option exercises	498	5	5,840	—	—	5,845
Share issuances, net of cancellations	530	5	8,851	—	—	8,856
Dividends declared	—	—	—	—	(122,240)	(122,240)
Share repurchases	(31,087)	(310)	—	—	(602,896)	(603,206)
Share-based compensation	—	—	18,626	—	—	18,626
Excess tax benefits (deficiencies) from share-based compensation	—	—	(10,629)	—	—	(10,629)
Net income	—	—	—	—	602,703	602,703
Other comprehensive income	—	—	—	83	—	83
Shareholders' Equity, December 31, 2016	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,644	18,238
Stock option exercises	2,352	24	27,696	—	—	27,720
Share issuances, net of cancellations	730	10	3,555	—	—	3,565
Dividends declared	—	—	—	—	(110,046)	(110,046)
Share repurchases	(35,420)	(357)	—	—	(915,966)	(916,323)
Share-based compensation	—	—	24,207	—	—	24,207
Excess tax benefits (deficiencies) from share-based compensation	—	—	—	—	—	—
Net income	—	—	—	—	447,221	447,221
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	605	6	6,549	—	—	6,555
Share issuances, net of cancellations	935	9	3,475	—	—	3,484
Dividends declared	—	—	—	—	(108,489)	(108,489)
Share repurchases	(11,182)	(112)	(284)	—	(302,077)	(302,473)
Share-based compensation	—	—	20,145	—	—	20,145
Net income	—	—	—	—	1,022,023	1,022,023
Other comprehensive income	—	—	—	100	—	100
Shareholders' Equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017, and 2016
($000’s omitted)

	2018	2017	2016
Cash flows from operating activities:
Net income	$1,022,023	$447,221	$602,703
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	362,777	422,307	334,787
Land-related charges	99,446	191,913	19,357
Depreciation and amortization	49,429	50,998	54,007
Share-based compensation expense	28,290	33,683	22,228
Loss on debt retirements	—	—	657
Other, net	(3,612)	(1,789)	1,614
Increase (decrease) in cash due to:
Inventories	(50,362)	(569,030)	(897,092)
Residential mortgage loans available-for-sale	107,330	(33,009)	(99,527)
Other assets	(64,174)	55,099	(45,721)
Accounts payable, accrued and other liabilities	(101,403)	65,684	75,257
Net cash provided by operating activities	1,449,744	663,077	68,270
Cash flows from investing activities:
Capital expenditures	(59,039)	(32,051)	(39,295)
Investment in unconsolidated subsidiaries	(1,000)	(23,037)	(14,539)
Cash used for business acquisition	—	—	(430,458)
Other investing activities, net	18,097	4,846	13,100
Net cash used in investing activities	(41,942)	(50,242)	(471,192)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	(8,164)	—	1,995,937
Repayments of debt	(82,775)	(134,747)	(986,919)
Borrowings under revolving credit facility	1,566,000	2,720,000	619,000
Repayments under revolving credit facility	(1,566,000)	(2,720,000)	(619,000)
Financial Services borrowings (repayments), net	(89,393)	106,183	63,744
Stock option exercises	6,555	27,720	5,845
Share repurchases	(302,473)	(916,323)	(603,206)
Dividends paid	(104,020)	(112,748)	(124,666)
Net cash provided by (used in) financing activities	(580,270)	(1,029,915)	350,735
Net increase (decrease)	827,532	(417,080)	(52,187)
Cash, cash equivalents, and restricted cash at beginning of period	306,168	723,248	775,435
Cash, cash equivalents, and restricted cash at end of period	$1,133,700	$306,168	$723,248

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$557	$(942)	$(26,538)
Income taxes paid, net	$89,204	$14,875	$2,743

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the U.S., and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance brokerage operations.

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

Reclassifications

Effective with our first quarter 2018 reporting, we reclassified customer deposit income from other expense, net to land sale and other revenues. All prior period amounts have been reclassified to conform to the current presentation.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2018 and 2017 also included $40.9 million and $80.3 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer. Total cash, cash equivalents, and restricted cash includes restricted cash balances of $23.6 million and $33.5 million at December 31, 2018 and 2017, respectively.

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

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, was recorded as the result of the Wieland acquisition and totaled $40.4 million at December 31, 2018 and 2017. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets also include tradenames acquired in connection with the 2016 acquisition of Wieland, the 2009 acquisition of Centex, and the 2001 acquisition of Del Webb, all of which are being amortized over 20-year lives. The acquired cost and accumulated amortization of our tradenames were $277.0 million and $190.2 million, respectively, at December 31, 2018, and $277.0 million and $176.4 million, respectively, at December 31, 2017. Amortization expense totaled $13.8 million in 2018, 2017, and 2016, respectively, and is expected to be $13.8 million in 2019, $13.8 million in 2020, $10.4 million in 2021, and $5.7 million in 2022. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess tradenames for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $92.9 million net of accumulated depreciation of $209.3 million at December 31, 2018 and $70.7 million net of accumulated depreciation of $206.5 million at December 31, 2017. Depreciation expense totaled $35.6 million, $37.2 million, and $40.2 million in 2018, 2017, and 2016, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $51.0 million, $45.0 million, and $50.7 million, in 2018, 2017, and 2016, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $17.9 million, $15.7 million, and $14.6 million in 2018, 2017, and 2016, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2018	2017	2016
Write-offs of deposits and pre-acquisition costs (Note 2)	$(16,992)	$(11,367)	$(17,157)
Lease exit and related costs (a)	(240)	(1,729)	(11,643)
Amortization of intangible assets (Note 1)	(13,800)	(13,800)	(13,800)
Interest expense	(618)	(503)	(686)
Interest income	7,593	2,537	3,236
Equity in earnings (loss) of unconsolidated entities (Note 4) (b)	2,690	(1,985)	8,337
Miscellaneous, net (c)	7,518	(5,540)	(25,155)
Total other expense, net	$(13,849)	$(32,387)	$(56,868)

(a)	Lease exit and related costs resulted from actions taken to reduce overheads and the substantial completion of our corporate headquarters relocation from Michigan to Georgia, which began in 2013.

(b)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

(c)	Miscellaneous, net includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction (see Note 11).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted shares, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered anti-dilutive and excluded from the diluted earnings per share calculation. Our earnings per share excluded 1.8 million potentially dilutive instruments in 2016. Anti-dilutive shares were immaterial in 2018 and 2017.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2018	December 31, 2017	December 31, 2016
Numerator:
Net income	$1,022,023	$447,221	$602,703
Less: earnings distributed to participating securities	(1,208)	(1,192)	(1,100)
Less: undistributed earnings allocated to participating securities	(9,984)	(3,380)	(3,622)
Numerator for basic earnings per share	$1,010,831	$442,649	$597,981
Add back: undistributed earnings allocated to participating securities	9,984	3,380	3,622
Less: undistributed earnings reallocated to participating securities	(9,939)	(3,361)	(3,602)
Numerator for diluted earnings per share	$1,010,876	$442,668	$598,001

Denominator:
Basic shares outstanding	283,578	305,089	339,747
Effect of dilutive securities	1,287	1,725	2,376
Diluted shares outstanding	284,865	306,814	342,123

Earnings per share:
Basic	$3.56	$1.45	$1.76
Diluted	$3.55	$1.44	$1.75

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740 which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Significant judgment is required to evaluate uncertain tax positions. Our evaluations of tax positions consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit). See Note 8.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $254.6 million and $250.8 million at December 31, 2018 and 2017, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. During 2018, we closed on a number of land sale transactions that generated gains totaling $31.4 million, as the proceeds from the sales exceeded the cost basis of the land. Substantially all performance obligations related to these transactions were satisfied at closing.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $30.8 million at December 31, 2018. Contract assets totaling $27.7 million were recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We test inventory for impairment when events and circumstances indicate that the undiscounted cash flows estimated to be generated by the community may be less than its carrying amount. Such indicators include gross margins or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development or strategy for the community, and other known qualitative factors. Communities that demonstrate potential impairment indicators are tested for impairment by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value. See Note 2.

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2018 or 2017 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2018		December 31, 2017
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$90,717	$1,079,507	$78,889	$977,480
Other land options	127,851	1,522,903	129,098	1,485,099
	$218,568	$2,602,410	$207,987	$2,462,579

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized (see Note 11).

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2018 and 2017, residential mortgage loans available-for-sale had an aggregate fair value of $461.4 million and $570.6 million, respectively, and an aggregate outstanding principal balance of $444.2 million and $553.5 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.7 million and $(2.2) million for the years ended December 31, 2018 and 2017, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2018, 2017, and 2016 were $111.3 million, $110.9 million, and $109.6 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2018 and 2017.

Loans held for investment

We maintain a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. We have the intent and ability to hold these loans for the foreseeable future or until maturity or payoff. These loans are reviewed annually for impairment, or when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $8.9 million and $11.2 million at December 31, 2018 and 2017, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $11.3 million, $9.5 million, and $8.0 million in 2018, 2017, and 2016, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2018 and 2017, we had aggregate IRLCs of $285.0 million and $210.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2018 and 2017, we had unexpired forward contracts of $511.0 million and $522.0 million, respectively, and whole loan investor commitments of $187.8 million and $203.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2018		December 31, 2017
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$9,196	$161	$5,990	$407
Forward contracts	315	7,229	432	817
Whole loan commitments	393	1,111	794	941
	$9,904	$8,501	$7,216	$2,165

New accounting pronouncements

On January 1, 2018, we adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of contract assets for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606 in 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), on a retrospective basis. ASU 2016-15 addresses several specific cash flow issues. The adoption of ASU 2016-15 had no effect on our financial statements.

ASC 842, "Leases", becomes effective for us for interim and annual periods beginning January 1, 2019. The standard requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. Upon adoption, we expect to recognize additional lease assets and liabilities of approximately $80 million to reflect the present value of remaining lease payments under existing leasing arrangements. While the recognition of such lease assets and liabilities will impact our consolidated balance sheet, we do not expect a material impact on our consolidated statements of operations or cash flows. We also do not expect significant changes to our business processes, systems, or internal controls as a result of implementing the standard. We have elected to apply the modified retrospective transition approach, so financial information will not be updated for periods prior to January 1, 2019.

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

2. Inventory and land held for sale

Major components of inventory at December 31, 2018 and 2017 were ($000’s omitted):

	2018	2017
Homes under construction	$2,630,158	$2,421,405
Land under development	4,129,225	4,135,814
Raw land	493,970	589,911
	$7,253,353	$7,147,130

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2018	2017	2016
Interest in inventory, beginning of period	$226,611	$186,097	$149,498
Interest capitalized	172,809	181,719	160,506
Interest expensed	(171,925)	(141,205)	(123,907)
Interest in inventory, end of period	$227,495	$226,611	$186,097

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2018	2017	2016
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	$11,489	$83,576	$1,105
Land impairments	Home sale cost of revenues	70,965	88,952	1,074
Impairments of unconsolidated entities	Other expense, net	—	8,017	—
Write-offs of deposits and pre-acquisition costs	Other expense, net	16,992	11,367	17,157
Total land-related charges		$99,446	$191,912	$19,336

Land-related charges have not been a significant broad-based issue since the U.S. housing recovery began in 2012. However, we experienced changes to facts and circumstances related to specific individual communities in 2018 and 2017 that elevated such charges.

As explained in Note 1, we periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. The NRVs in 2017 were primarily the result of a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. As part of that review, we determined that we would sell certain inactive land parcels, representing approximately 17 communities and 4,600 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded NRVs totaling $81.0 million in the three months ended June 30, 2017, related to inventory with a pre-NRV carrying value of $151.0 million. An additional $2.6 million of NRVs were recorded throughout 2017 as the result of adjustments to the aforementioned valuations as the sale process progressed or related to other land parcels we chose to sell. The estimated fair values of these inactive land parcels that were held for sale were generally based on comparisons to market comparable transactions, letters of intent, active negotiations with market participants, or similar market-based information supplemented in certain instances by estimated future net cash flows discounted for inherent risk associated with each underlying asset. The majority of these parcels were sold to third parties in either 2017 or 2018; such transactions are classified as land sale revenues.

Land impairments relate to communities that are either active or that we intend to eventually open and build out. On a quarterly basis, we review each of our land positions for potential indicators of impairment and perform detailed impairment calculations for communities that display indicators of potential impairment.

•
In 2018, we received an unfavorable determination related to one of our communities that had been idle while pursuing entitlements for over 10 years. This unfavorable determination caused a significant reduction in the number of lots and necessitated certain changes to the expected product offering and land development that, combined with rising costs and a softening in demand in the applicable local market, resulted in an impairment of $59.2 million. Impairments for all other communities in 2018 totaled $11.8 million.

•	In 2017, our impairments resulted from:

–
As part of the May 2017 strategic review, we decided to accelerate the monetization of two communities through a combination of changing the product offerings and lowering the sales prices within the communities. This decision resulted in land impairments of $31.5 million in the three months ended June 30, 2017.

–
Separately, we recorded an impairment charge of $53.0 million related to one large project. This impairment resulted from increases in our estimates for future land development and house construction costs combined with lower pricing and slower sales paces for this project, which is located in an area where competitive conditions limit our ability to offset our cost increases through higher sales prices. Impairments for all other communities in 2017 totaled $4.5 million.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We determine the fair value of a community's inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the cash flow models are specific to each community and typically do not assume improvements in market conditions in the near term. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. Accordingly, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities ($000's omitted):

	Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Average Selling Price	Quarterly Sales Pace (homes)	Discount Rate
2018	8	$24,062	$70,965	$287 to $586	2 to 11	12% to 22%
2017	9	19,252	88,952	$207 to $818	1 to 11	12% to 25%
2016	2	8,920	1,074	$109 to $563	3 to 5	12%

Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

Land held for sale

Land held for sale at December 31, 2018 and 2017 was as follows ($000’s omitted):

	2018	2017
Land held for sale, gross	$40,037	$142,070
Net realizable value reserves	(3,188)	(73,686)
Land held for sale, net	$36,849	$68,384

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $8.2 billion and $1.6 billion in 2018, $7.3 billion and $1.1 billion in 2017, and $6.5 billion and $1.0 billion in 2016, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking, title, and insurance brokerage operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments. Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2018	2017	2016
Revenues:
Northeast	$839,700	$693,877	$699,718
Southeast	1,746,161	1,564,116	1,492,502
Florida	1,944,170	1,494,389	1,285,890
Midwest	1,497,389	1,450,192	1,235,198
Texas	1,301,004	1,168,755	1,035,428
West	2,654,525	2,014,197	1,746,668
	9,982,949	8,385,526	7,495,404
Financial Services	205,382	192,160	181,126
Consolidated revenues	$10,188,331	$8,577,686	$7,676,530

Income before income taxes (a):
Northeast (b)	$29,629	$21,190	$81,991
Southeast	202,639	122,532	145,011
Florida (c)	289,418	208,825	205,049
Midwest	179,568	178,231	120,159
Texas	193,946	182,862	152,355
West (d)	511,828	229,504	225,771
Other homebuilding (e)	(118,224)	(77,812)	(69,570)
	1,288,804	865,332	860,766
Financial Services	58,736	73,496	73,084
Consolidated income before income taxes	$1,347,540	$938,828	$933,850

(a)	Includes certain land-related charges (see the following table and Note 2).

(b)	Northeast includes a charge of $15.0 million in 2016 related to the settlement of a disputed land transaction (see Note 11).

(c)	Florida includes a warranty charge of $12.4 million in 2017 related to a closed-out community (see Note 11).

(d)	West includes gains of $26.4 million in 2018 related to two land sale transactions in California.

(e)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: write-off of $29.6 million of insurance receivables associated with the resolution of certain insurance matters in 2017 (see Note 11); general liability insurance reserve reversals of $35.9 million, $97.8 million, and $57.1 million in 2018, 2017 and 2016, respectively (see Note 11); and costs associated with the relocation of our corporate headquarters totaling $8.3 million in 2016.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2018	2017	2016
Land-related charges*:
Northeast	$74,488	$51,362	$2,079
Southeast	8,140	55,689	3,089
Florida	1,166	9,702	715
Midwest	7,361	8,917	3,383
Texas	1,204	2,521	515
West	5,159	56,995	8,960
Other homebuilding	1,928	6,726	595
	$99,446	$191,912	$19,336

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2018	2017	2016
Depreciation and amortization:
Northeast	$2,093	$2,392	$2,133
Southeast	5,231	5,117	5,350
Florida	4,893	4,883	4,955
Midwest	4,271	4,449	5,099
Texas	3,082	3,301	3,673
West	6,758	5,828	6,739
Other homebuilding (a)	18,908	21,326	22,467
	45,236	47,296	50,416
Financial Services	4,193	3,702	3,591
	$49,429	$50,998	$54,007

(a)	Other homebuilding includes amortization of intangible assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$268,900	$291,467	$52,245	$612,612	$704,515
Southeast	443,140	676,087	90,332	1,209,559	1,347,427
Florida	467,625	892,669	85,321	1,445,615	1,601,906
Midwest	314,442	433,056	29,908	777,406	849,596
Texas	284,405	427,124	98,415	809,944	881,629
West	805,709	1,131,841	118,579	2,056,129	2,208,092
Other homebuilding (a)	45,937	276,981	19,170	342,088	2,006,825
	2,630,158	4,129,225	493,970	7,253,353	9,599,990
Financial Services				—	572,986
	$2,630,158	$4,129,225	$493,970	$7,253,353	$10,172,976

	December 31, 2017
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$234,413	$327,599	$73,574	$635,586	$791,511
Southeast	433,411	613,626	121,238	1,168,275	1,287,992
Florida	359,651	876,856	109,069	1,345,576	1,481,837
Midwest	299,896	476,694	28,482	805,072	877,282
Texas	251,613	435,018	87,392	774,023	859,847
West	798,706	1,137,940	147,493	2,084,139	2,271,328
Other homebuilding (a)	43,715	268,081	22,663	334,459	1,469,234
	2,421,405	4,135,814	589,911	7,147,130	9,039,031
Financial Services	—	—	—	—	647,618
	$2,421,405	$4,135,814	$589,911	$7,147,130	$9,686,649

	December 31, 2016
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$175,253	$375,899	$135,447	$686,599	$798,369
Southeast (a)	354,047	650,805	148,793	1,153,645	1,243,188
Florida	309,525	683,376	183,168	1,176,069	1,330,847
Midwest	256,649	474,287	50,302	781,238	851,457
Texas	219,606	413,312	74,750	707,668	793,917
West	580,082	1,226,190	159,387	1,965,659	2,200,058
Other homebuilding (a)	26,097	248,240	25,440	299,777	2,351,082
	1,921,259	4,072,109	777,287	6,770,655	9,568,918
Financial Services	—	—	—	—	609,282
	$1,921,259	$4,072,109	$777,287	$6,770,655	$10,178,200

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2018	2017
Investments in joint ventures with limited recourse debt	$31,551	$37,063
Investments in joint ventures with debt non-recourse to PulteGroup	3,471	3,567
Investments in other active joint ventures	19,568	22,327
Total investments in unconsolidated entities	$54,590	$62,957

Total joint venture debt	$42,948	$59,544

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$21,059	$28,157
Joint venture debt non-recourse to PulteGroup	217	700
PulteGroup's total proportionate share of joint venture debt	$21,276	$28,857

In 2018, 2017, and 2016, we recognized earnings (losses) from unconsolidated joint ventures of $2.7 million, $(2.0) million, and $8.3 million, respectively. We received distributions from our unconsolidated joint ventures of $12.1 million, $9.4 million, and $10.9 million, in 2018, 2017, and 2016, respectively. We made capital contributions of $1.0 million , $23.0 million and 14.5 million in 2018, 2017, and 2016, respectively.

At December 31, 2018, aggregate outstanding debt of unconsolidated joint ventures was $42.9 million, of which $42.1 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project; (ii) an environmental indemnity provided to the lender; and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2018	2017
4.250% unsecured senior notes due March 2021 (a)	$700,000	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,247)	(13,057)
Total senior notes	$2,986,753	$2,986,943
Other notes payable	41,313	20,024
Notes payable	$3,028,066	$3,006,967
Estimated fair value	$2,899,143	$3,263,774

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2018, we were in compliance with all of the covenants and requirements under the senior notes. Refer to Note 12 for supplemental consolidating financial information of the Company.

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

We retired outstanding debt totaling $82.8 million, $134.7 million, and $986.9 million during 2018, 2017, and 2016, respectively. Certain debt retirements occurred prior to the stated maturity dates and resulted in losses totaling $0.7 million in 2016. Losses on debt repurchase transactions include the write-off of unamortized discounts, premiums, and transaction fees related to the repurchased debt and are reflected in other expense, net.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $41.3 million and $20.0 million at December 31, 2018 and 2017, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 7.57%.

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2018. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. We had no borrowings outstanding and $239.4 million and $235.5 million of letters of credit issued under the Revolving Credit Facility at December 31, 2018 and 2017, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2018, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $760.6 million and $764.5 million as of December 31, 2018 and 2017, respectively.

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2018, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the maturity date to August 2019. The maximum aggregate commitment was $520.0 million during the seasonally high borrowing period from December 26, 2018 through January 14, 2019. Through maturity, the maximum aggregate commitment ranges from $240.0 million to $400.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $348.4 million and $437.8 million outstanding under the Repurchase Agreement at December 31, 2018, and 2017, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2018	2017
Available credit lines	$520,000	$475,000
Unused credit lines	$171,588	$37,196
Weighted-average interest rate	4.27%	3.55%

6. Shareholders’ equity

Our declared quarterly cash dividends totaled $108.5 million, $110.0 million, and $122.2 million in 2018, 2017, and 2016, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 10.9 million, 35.4 million, and 30.9 million shares in 2018, 2017, and 2016, respectively, for a total of $294.6 million, $910.3 million, and $600.0 million in 2018, 2017, and 2016, respectively. At December 31, 2018, we had remaining authorization to repurchase $299.9 million of common shares.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2018, 2017, and 2016, employees surrendered shares valued at $7.9 million, $6.0 million, and $3.2 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted shares, restricted share units ("RSUs"), and performance shares to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. Shares issued upon the exercise of a stock option are from newly issued shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. Restricted shares and RSUs generally cliff vest after three years. Both restricted share and RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2018, there were 24.4 million shares that remained available for grant under the plan. Our stock compensation expense for the three years ended December 31, 2018, is presented below ($000's omitted):

	2018	2017	2016
Stock options	$—	$—	$—
Restricted shares (including RSUs and performance shares)	20,145	24,207	18,626
Long-term incentive plans	8,145	9,476	3,602
	$28,290	$33,683	$22,228

Stock options

A summary of stock option activity for the three years ended December 31, 2018, is presented below (000’s omitted, except per share data):

	2018		2017		2016
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	1,168	$11	3,623	$12	6,040	$19
Granted	—	—	—	—	—	—
Exercised	(605)	11	(2,353)	12	(498)	12
Forfeited	—	—	(102)	28	(1,919)	34
Outstanding, end of year	563	$12	1,168	$11	3,623	$12
Options exercisable at year end	563	$12	1,168	$11	3,623	$12
Weighted-average per share fair value of options granted during the year	$—		$—		$—

The following table summarizes information about our options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $10.00	71	2.1	$8	71	$8
$10.01 to $20.00	492	0.8	12	492	12
	563	1.2	$12	563	$12

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We did not issue any stock options during 2018, 2017, or 2016. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2018. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2018, 2017, and 2016 was $11.7 million, $31.1 million, and $4.5 million, respectively. As of December 31, 2018, options outstanding, all of which were exercisable, had an intrinsic value of $8.1 million.

Restricted shares (including RSUs and performance shares)

A summary of restricted share activity, including RSUs and performance shares, for the three years ended December 31, 2018, is presented below (000’s omitted, except per share data):

	2018		2017		2016
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	3,271	$19	2,974	$19	2,576	$18
Granted	833	31	1,251	21	1,853	17
Distributed	(786)	22	(775)	19	(546)	20
Forfeited	(244)	22	(179)	19	(909)	12
Outstanding, end of year	3,074	$23	3,271	$19	2,974	$19
Vested, end of year	129	$21	152	$17	123	$15

During 2018, 2017, and 2016, the total fair value of shares vested during the year was $17.1 million, $15.0 million, and $11.0 million, respectively. Unamortized compensation cost related to restricted share awards was $19.0 million at December 31, 2018. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 129,115 RSUs outstanding at December 31, 2018, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $17.0 million and $14.0 million at December 31, 2018 and 2017, respectively.

8. Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) repealing the domestic production activities deduction; (5) limiting the deductibility of certain executive compensation; and (6) limiting certain other deductions.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As the result of our initial analysis of the impact of the Tax Act, we recorded a provisional amount of net tax expense of $172.1 million in 2017 related to the remeasurement of our deferred tax balances and other effects. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2018	2017	2016
Current expense (benefit)
Federal	$(44,462)	$81,101	$9,464
State and other	7,202	(11,801)	(13,104)
	$(37,260)	$69,300	$(3,640)
Deferred expense (benefit)
Federal	$271,544	$444,695	$312,288
State and other	91,233	(22,388)	22,499
	$362,777	$422,307	$334,787
Income tax expense (benefit)	$325,517	$491,607	$331,147

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2018	2017	2016
Income taxes at federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal tax	4.0	3.1	3.3
Tax accounting method change	(2.5)	—	—
Changes in tax laws, including the Tax Act	1.0	18.3	0.5
Deferred tax asset valuation allowance	0.9	(1.1)	(2.2)
Tax contingencies	0.1	(1.0)	(1.3)
Other	(0.3)	(1.9)	0.2
Effective rate	24.2%	52.4%	35.5%

The 2018 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service (IRS) acceptance of a tax accounting method change applicable to the 2017 tax year, valuation allowances relating to projected utilization of certain state net operating loss carryforwards, and state tax law changes. The acceptance of the tax accounting method change provided a deferral of profit and acceleration of certain costs associated with home sales, which resulted in a favorable adjustment in 2018 due to the tax rate reduction in the Tax Act. The 2017 effective tax rate differs from the federal statutory rate primarily due to the impacts of the Tax Act, state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and state tax law changes. The 2016 effective tax rate differs from the federal statutory rate primarily due to state income taxes, the reversal of a portion of our valuation allowance related to a legal entity restructuring, the favorable resolution of certain state income tax matters, the impact on our net deferred tax assets due to changes in business operations and state tax laws, and recognition of energy efficient home credits.

As a result of the adoption of ASU No. 2016-09, excess tax benefits related to equity compensation are recorded as a component of income tax expense, pursuant to which we recorded a cumulative-effect adjustment to increase retained earnings and deferred tax assets as of January 1, 2017 by $18.6 million for previously unrecognized excess tax benefits.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2018	2017
Deferred tax assets:
Accrued insurance	$117,682	$117,133
Inventory valuation reserves	132,495	202,791
Other reserves	60,585	78,271
NOL carryforwards:
Federal	27,122	41,282
State	228,959	248,224
Alternative minimum tax credit carryforwards	2,546	54,965
Energy and other credit carryforwards	5,146	41,763
	574,535	784,429
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(1,038)	(17,895)
Deferral of profit on home sales	(188,628)	(34,769)
Intangibles	(16,701)	(17,860)
	(206,367)	(70,524)
Valuation allowance	(92,589)	(68,610)
Net deferred tax asset	$275,579	$645,295

Our federal NOL carryforward deferred tax asset of $27.1 million expires, if unused, between 2031 and 2032. We also have state NOLs in various jurisdictions which may generally be carried forward up to 20 years, depending on the jurisdiction. Our NOL carryforward deferred tax assets will expire if unused at various dates as follows: $32.6 million from 2019 to 2023 and $196.4 million from 2024 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $30.6 million and $48.6 million of gross unrecognized tax benefits at December 31, 2018 and 2017, respectively. If recognized, $19.7 million and $23.4 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $5.8 million and $4.9 million at December 31, 2018 and 2017, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $16.6 million, excluding interest and penalties, primarily due to potential settlements. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2018	2017	2016
Unrecognized tax benefits, beginning of period	$48,604	$21,502	$38,992
Increases related to tax positions taken during a prior period	5,389	20,555	224
Decreases related to tax positions taken during a prior period	(31,850)	(9,665)	(13,218)
Increases related to tax positions taken during the current period	8,411	18,895	114
Decreases related to settlements with taxing authorities	—	—	(707)
Reductions as a result of a lapse of the applicable statute of limitations	—	(2,683)	(3,903)
Unrecognized tax benefits, end of period	$30,554	$48,604	$21,502

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. As a result of our participation in CAP, federal tax years 2016 and prior are closed. Tax year 2017 is expected to close by the second quarter of 2019. We are also currently under examination by various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 to 2018.

9. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2018	December 31, 2017

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$461,354	$570,600
Interest rate lock commitments	Level 2	9,035	5,583
Forward contracts	Level 2	(6,914)	(385)
Whole loan commitments	Level 2	(718)	(147)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$18,253	$11,045
Land held for sale	Level 2	17,813	8,600

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,133,700	$306,168
Financial Services debt	Level 2	348,412	437,804
Other notes payable	Level 2	41,313	20,024
Senior notes payable	Level 2	2,857,830	3,243,750

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $3.0 billion at both December 31, 2018 and 2017.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2018	2017
Accounts and notes receivable:
Insurance receivables (Note 11)	$152,987	$213,407
Notes receivable	13,850	16,768
Other receivables	122,469	76,309
	289,306	306,484
Prepaid expenses	131,523	116,912
Deposits and pre-acquisition costs (Note 1)	218,568	207,987
Property and equipment, net (Note 1)	92,935	70,706
Income taxes receivable	58,090	6,964
Other	39,937	36,070
	$830,359	$745,123

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2018	2017
Self-insurance liabilities (Note 11)	$737,013	$758,812
Compensation-related liabilities	161,068	134,008
Warranty liabilities (Note 11)	79,154	72,709
Accrued interest	52,521	50,620
Loan origination liabilities (Note 11)	50,282	34,641
Other	280,445	305,543
	$1,360,483	$1,356,333

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018, are as follows ($000’s omitted):

Years Ending December 31,
2019	$24,806
2020	19,407
2021	16,146
2022	14,469
2023	12,800
Thereafter	25,868
Total minimum lease payments	$113,496

Net rental expense for 2018, 2017, and 2016 was $33.6 million, $30.8 million, and $33.0 million, respectively. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either indemnify the investor for potential future losses, repurchase the loan from the investor, or reimburse the investor's actual losses.

CTX Mortgage Company, LLC ("CTX Mortgage") was the mortgage subsidiary of Centex and ceased originating loans in December 2009. In the matter Lehman Brothers Holdings, Inc. ("Lehman") in the U.S. Bankruptcy Court in the Southern District of New York, Lehman has initiated an adversary proceeding against CTX Mortgage seeking indemnity for loans sold to it by CTX Mortgage prior to 2009. This claim is part of a broader action by Lehman in U.S. Bankruptcy Court against more than 100 mortgage originators and brokers. On August 13, 2018, the court denied a motion to dismiss filed by CTX Mortgage and other defendants, and on December 17, 2018, Lehman filed an amended adversary complaint against CTX Mortgage. Lehman's complaint alleges claims for indemnifiable losses of up to $261 million due from CTX Mortgage. We believe that CTX Mortgage has meritorious defenses and CTX Mortgage will continue to vigorously defend itself in this matter. We have recorded a liability for an amount that we consider to be the best estimate within a range of potential losses.

In addition, both CTX Mortgage and Pulte Mortgage sold certain loans originated prior to 2009 to financial institutions for inclusion in residential mortgage-backed securities or other securitizations issued by such financial institutions. In connection with such sales, CTX Mortgage and Pulte Mortgage have been put on notice of potential direct and / or third-party claims for indemnification arising out of litigation relating to certain of these residential mortgage-backed securities or other securitizations. Neither CTX Mortgage nor Pulte Mortgage is named as a defendant in these actions. We cannot yet quantify CTX Mortgage's or Pulte Mortgage's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2018, we increased our loan origination liabilities by $16.1 million based on settlements or probable settlements of a number of claims related to loans originated by CTX Mortgage prior to 2009. Reserves provided (released) are reflected in Financial Services expenses. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2018	2017	2016
Liabilities, beginning of period	$34,641	$35,114	$46,381
Reserves provided (released), net	16,130	(50)	506
Payments	(489)	(423)	(11,773)
Liabilities, end of period	$50,282	$34,641	$35,114
Given the unsettled litigation, changes in values of underlying collateral over time, unpredictable factors inherent in litigation, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $239.4 million and $1.3 billion, respectively, at December 31, 2018, and $235.5 million and $1.2 billion, respectively, at December 31, 2017. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost of claims. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to warranty liabilities were as follows ($000’s omitted):

	2018	2017	2016
Warranty liabilities, beginning of period	$72,709	$66,134	$61,179
Reserves provided	65,567	50,014	67,169
Payments	(64,525)	(58,780)	(55,892)
Other adjustments (a)	5,403	15,341	(6,322)
Warranty liabilities, end of period	$79,154	$72,709	$66,134

(a)	Includes a charge of $12.4 million in 2017 related to estimated costs to complete repairs in a closed-out community in Florida.

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, windows, roofing, and foundations. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by us. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $737.0 million and $758.8 million at December 31, 2018 and 2017, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 65% of the total general liability reserves at December 31, 2018 and 2017. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Housing market conditions have been volatile across most of our markets over the past fifteen years, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2018, 2017, and 2016, we reduced reserves, primarily general liability reserves, by $35.9 million, $97.8 million, and $57.1 million respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses.

Changes in these liabilities were as follows ($000's omitted):

	2018	2017	2016
Balance, beginning of period	$758,812	$831,058	$924,563
Reserves provided	93,156	98,176	97,916
Adjustments to previously recorded reserves (a)	(35,873)	(97,789)	(57,132)
Payments, net (a)	(79,082)	(72,633)	(134,289)
Balance, end of period	$737,013	$758,812	$831,058

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded to other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $153.0 million and $213.4 million at December 31, 2018 and 2017, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action.

The majority of the decrease in our insurance receivables during 2018 resulted from cash received from our insurance carriers. However, in 2017, we recorded write-offs of $29.6 million associated with the resolution of various matters and are currently the plaintiff in an arbitration proceeding with one of our insurance carriers in regard to $25.0 million of recorded insurance receivables relating to the applicability of coverage to such costs under its policy. We believe collection of our recorded insurance receivables is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcomes of these matters cannot be predicted with certainty, we do not

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$906,961	$203,127	$—	$1,110,088
Restricted cash	—	22,406	1,206	—	23,612
Total cash, cash equivalents, and restricted cash	—	929,367	204,333	—	1,133,700
House and land inventory	—	7,157,665	95,688	—	7,253,353
Land held for sale	—	36,849	—	—	36,849
Residential mortgage loans available- for-sale	—	—	461,354	—	461,354
Investments in unconsolidated entities	—	54,045	545	—	54,590
Other assets	66,154	579,452	184,753	—	830,359
Intangible assets	—	127,192	—	—	127,192
Deferred tax assets, net	282,874	—	(7,295)	—	275,579
Investments in subsidiaries and intercompany accounts, net	7,557,245	500,138	8,231,342	(16,288,725)	—
	$7,906,273	$9,384,708	$9,170,720	$(16,288,725)	$10,172,976
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$90,158	$1,598,265	$278,713	$—	$1,967,136
Income tax liabilities	11,580	—	—	—	11,580
Financial Services debt	—	—	348,412	—	348,412
Notes payable	2,986,753	40,776	537	—	3,028,066
Total liabilities	3,088,491	1,639,041	627,662	—	5,355,194
Total shareholders’ equity	4,817,782	7,745,667	8,543,058	(16,288,725)	4,817,782
	$7,906,273	$9,384,708	$9,170,720	$(16,288,725)	$10,172,976

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$9,694,703	$123,742	$—	$9,818,445
Land sale and other revenues	—	162,012	2,492	—	164,504
	—	9,856,715	126,234	—	9,982,949
Financial Services	—	—	205,382	—	205,382
	—	9,856,715	331,616	—	10,188,331
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(7,449,343)	(91,594)	—	(7,540,937)
Land sale cost of revenues	—	(125,016)	(1,544)	—	(126,560)
	—	(7,574,359)	(93,138)	—	(7,667,497)
Financial Services expenses	—	(563)	(146,859)	—	(147,422)
Selling, general, and administrative expenses	—	(974,858)	(37,165)	—	(1,012,023)
Other expense, net	(580)	(53,765)	40,496	—	(13,849)
Intercompany interest	(7,835)	—	7,835	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(8,415)	1,253,170	102,785	—	1,347,540
Income tax (expense) benefit	2,104	(304,218)	(23,403)	—	(325,517)
Income (loss) before equity in income (loss) of subsidiaries	(6,311)	948,952	79,382	—	1,022,023
Equity in income (loss) of subsidiaries	1,028,334	73,097	782,948	(1,884,379)	—
Net income (loss)	1,022,023	1,022,049	862,330	(1,884,379)	1,022,023
Other comprehensive income (loss)	100	—	—	—	100
Comprehensive income (loss)	$1,022,123	$1,022,049	$862,330	$(1,884,379)	$1,022,123

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$8,229,392	$94,592	$—	$8,323,984
Land sale and other revenues	—	57,711	3,831	—	61,542
	—	8,287,103	98,423	—	8,385,526
Financial Services	—	—	192,160	—	192,160
	—	8,287,103	290,583	—	8,577,686
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(6,385,167)	(75,985)	—	(6,461,152)
Land sale cost of revenues	—	(131,363)	(3,086)	—	(134,449)
	—	(6,516,530)	(79,071)	—	(6,595,601)
Financial Services expenses	—	(527)	(118,762)	—	(119,289)
Selling, general, and administrative expenses	—	(785,266)	(106,315)	—	(891,581)
Other expense, net	(482)	(63,050)	31,145	—	(32,387)
Intercompany interest	(2,485)	—	2,485	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,967)	921,730	20,065	—	938,828
Income tax (expense) benefit	1,127	(483,435)	(9,299)	—	(491,607)
Income (loss) before equity in income (loss) of subsidiaries	(1,840)	438,295	10,766	—	447,221
Equity in income (loss) of subsidiaries	449,061	58,559	226,864	(734,484)	—
Net income (loss)	447,221	496,854	237,630	(734,484)	447,221
Other comprehensive income (loss)	81	—	—	—	81
Comprehensive income (loss)	$447,302	$496,854	$237,630	$(734,484)	$447,302

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2016
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$7,427,757	$23,558	$—	$7,451,315
Land sale and other revenues	—	41,642	2,447	—	44,089
	—	7,469,399	26,005	—	7,495,404
Financial Services	—	—	181,126	—	181,126
	—	7,469,399	207,131	—	7,676,530
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,566,653)	(21,321)	—	(5,587,974)
Land sale cost of revenues	—	(30,156)	(1,959)	—	(32,115)
	—	(5,596,809)	(23,280)	—	(5,620,089)
Financial Services expenses	—	(533)	(108,040)	—	(108,573)
Selling, general, and administrative expenses	—	(907,748)	(49,402)	—	(957,150)
Other expense, net	(1,321)	(77,389)	21,842	—	(56,868)
Intercompany interest	(1,980)	—	1,980	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,301)	886,920	50,231	—	933,850
Income tax (expense) benefit	1,254	(312,486)	(19,915)	—	(331,147)
Income (loss) before equity in income (loss) of subsidiaries	(2,047)	574,434	30,316	—	602,703
Equity in income (loss) of subsidiaries	604,750	58,078	457,716	(1,120,544)	—
Net income (loss)	602,703	632,512	488,032	(1,120,544)	602,703
Other comprehensive income (loss)	83	—	—	—	83
Comprehensive income (loss)	$602,786	$632,512	$488,032	$(1,120,544)	$602,786

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$494,518	$791,350	$163,876	$—	$1,449,744
Cash flows from investing activities:
Capital expenditures	—	(51,147)	(7,892)	—	(59,039)
Investment in unconsolidated subsidiaries	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	11,300	6,797	—	18,097
Net cash provided by (used in) investing activities	—	(40,847)	(1,095)	—	(41,942)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	(8,164)	—	—	—	(8,164)
Repayments of debt	—	(81,758)	(1,017)	—	(82,775)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Financial Services borrowings (repayments), net	—	—	(89,393)	—	(89,393)
Stock option exercises	6,555	—	—	—	6,555
Share repurchases	(302,473)	—	—	—	(302,473)
Dividends paid	(104,020)	—	—	—	(104,020)
Intercompany activities, net	(86,416)	102,821	(16,405)	—	—
Net cash provided by (used in) financing activities	(494,518)	21,063	(106,815)	—	(580,270)
Net increase (decrease)	—	771,566	55,966	—	827,532
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$929,367	$204,333	$—	$1,133,700

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$309,757	$328,163	$25,157	$—	$663,077
Cash flows from investing activities:
Capital expenditures	—	(25,432)	(6,619)	—	(32,051)
Investment in unconsolidated subsidiaries	—	(23,037)	—	—	(23,037)
Other investing activities, net	—	5,778	(932)	—	4,846
Net cash provided by (used in) investing activities	—	(42,691)	(7,551)	—	(50,242)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	—	—	—	—
Repayments of debt	(123,000)	(10,301)	(1,446)	—	(134,747)
Borrowings under revolving credit facility	2,720,000	—	—	—	2,720,000
Repayments under revolving credit facility	(2,720,000)	—	—	—	(2,720,000)
Financial Services borrowings (repayments), net	—	—	106,183	—	106,183
Stock option exercises	27,720	—	—	—	27,720
Share repurchases	(916,323)	—	—	—	(916,323)
Dividends paid	(112,748)	—	—	—	(112,748)
Intercompany activities, net	814,594	(728,555)	(86,039)	—	—
Net cash provided by (used in) financing activities	(309,757)	(738,856)	18,698	—	(1,029,915)
Net increase (decrease)	—	(453,384)	36,304	—	(417,080)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$157,801	$148,367	$—	$306,168

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$256,722	$(102,054)	$(86,398)	$—	$68,270
Cash flows from investing activities:
Capital expenditures	—	(36,297)	(2,998)	—	(39,295)
Investment in unconsolidated subsidiaries	—	(14,539)	—	—	(14,539)
Cash used for business acquisitions	—	(430,458)	—	—	(430,458)
Other investing activities, net	—	11,189	1,911	—	13,100
Net cash provided by (used in) investing activities	—	(470,105)	(1,087)	—	(471,192)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	63,744	—	63,744
Proceeds from debt, net of issuance costs	1,991,937	4,000	—	—	1,995,937
Repayments of debt	(965,245)	(21,235)	(439)	—	(986,919)
Borrowings under revolving credit facility	619,000	—	—	—	619,000
Repayments under revolving credit facility	(619,000)	—	—	—	(619,000)
Stock option exercises	5,845	—	—	—	5,845
Share repurchases	(603,206)	—	—	—	(603,206)
Dividends paid	(124,666)	—	—	—	(124,666)
Intercompany activities, net	(561,387)	541,703	19,684	—	—
Net cash provided by (used in) financing activities	(256,722)	524,468	82,989	—	350,735
Net increase (decrease)	—	(47,691)	(4,496)	—	(52,187)
Cash, cash equivalents, and restricted cash at beginning of year	—	658,876	116,559	—	775,435
Cash, cash equivalents, and restricted cash at end of year	$—	$611,185	$112,063	$—	$723,248

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2018
Homebuilding:
Revenues	$1,924,155	$2,516,958	$2,597,746	$2,944,091	$9,982,949
Cost of revenues (b)	(1,471,488)	(1,900,316)	(1,976,220)	(2,319,473)	(7,667,497)
Income before income taxes (c)	210,358	388,453	365,055	324,938	1,288,804
Financial Services:
Revenues	$45,938	$52,764	$51,620	$55,059	$205,382
Income before income taxes (d)	13,833	20,717	19,633	4,553	58,736
Consolidated results:
Revenues	$1,970,093	$2,569,722	$2,649,366	$2,999,150	$10,188,331
Income before income taxes	224,191	409,170	384,688	329,491	1,347,540
Income tax expense	(53,440)	(85,081)	(95,153)	(91,842)	(325,517)
Net income	$170,751	$324,089	$289,535	$237,649	$1,022,023
Net income per share:
Basic	$0.59	$1.12	$1.01	$0.84	$3.56
Diluted	$0.59	$1.12	$1.01	$0.84	$3.55
Number of shares used in calculation:
Basic	286,683	285,276	283,489	278,964	283,578
Effect of dilutive securities	1,343	1,378	1,183	1,248	1,287
Diluted	288,026	286,654	284,672	280,212	284,865

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Cost of revenues includes land inventory impairments of $66.9 million and net realizable value adjustments on land held for sale of $9.0 million in the 4th Quarter. See Note 2 for a more complete discussion of land-related charges for the full year.

(c)
Homebuilding income before income taxes includes an insurance reserve reversal of $37.9 million in the 2nd Quarter (see Note 11) and write-offs of pre-acquisition costs of $9.6 million in the 4th Quarter (See Note 2).

(d)	Financial Services income before income taxes includes a charge related to loan origination liabilities of $16.2 million in the 4th Quarter (see Note 11).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2017
Homebuilding:
Revenues	$1,588,111	$1,974,584	$2,084,106	$2,738,724	$8,385,526
Cost of revenues (b)	(1,220,906)	(1,637,536)	(1,589,728)	(2,147,431)	(6,595,601)
Income before income taxes (c)	125,762	103,599	250,463	385,508	865,332
Financial Services:
Revenues	$41,767	$47,275	$46,952	$56,166	$192,160
Income before income taxes	13,503	18,948	17,786	23,259	73,496
Consolidated results:
Revenues	$1,629,878	$2,021,859	$2,131,058	$2,794,890	$8,577,686
Income before income taxes	139,265	122,547	268,249	408,767	938,828
Income tax expense	(47,747)	(21,798)	(90,710)	(331,352)	(491,607)
Net income	$91,518	$100,749	$177,539	$77,415	$447,221
Net income per share:
Basic	$0.29	$0.32	$0.59	$0.26	$1.45
Diluted	$0.28	$0.32	$0.58	$0.26	$1.44
Number of shares used in calculation:
Basic	317,756	312,315	298,538	292,174	305,089
Effect of dilutive securities	2,329	1,565	1,690	1,318	1,725
Diluted	320,085	313,880	300,228	293,492	306,814

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)
Cost of revenues includes land inventory impairments of $31.5 million and $57.5 million in the 2nd and 4th Quarters, respectively (see Note 2); net realizable value adjustments on land held for sale of $81.0 million in the 2nd Quarter (see Note 2); and a warranty charge of $12.4 million related to a closed-out community in the 2nd Quarter (see Note 11).

(c)
Homebuilding income before income taxes includes an $8.0 million impairment of an investment in an unconsolidated entity in the 2nd Quarter (see Note 2); write-offs of insurance receivables of $15.0 million, $5.3 million, and $9.3 million for the 1st, 3rd, and 4th Quarters, respectively (see Note 11); and insurance reserve reversals of $19.8 million and $75.3 million in the 2nd and 4th Quarters, respectively (see Note 11).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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
January 31, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2018. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated January 31, 2019 expressed an unqualified opinion thereon.

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
January 31, 2019

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”), which will be filed no later than 120 days after December 31, 2018, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2019 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2019 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “2018 Executive Compensation” and “2018 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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
Form of Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(l)
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

	(t)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(u)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(v)
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

(aa)
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

(ab)
Letter Agreement, dated July 20, 2016, by and between Elliott Associates, L.P., Elliott International, L.P.
and PulteGroup, Inc. (Incorporated by reference to Exhibit 10(d) of PulteGroup, Inc.'s Form 10-Q, filed with the SEC on July 21, 2016)

(ac)
Letter Agreement by and among William J. Pulte (grandson of the founder), William J. Pulte (founder), William J. Pulte Trust dtd 01/26/90, Joan B. Pulte Trust dtd 01/26/90 and PulteGroup, Inc., dated September 8, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(ad)
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
PULTEGROUP, INC.
(Registrant)

January 31, 2019	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

January 31, 2019

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ James L. Ossowski
Ryan R. Marshall	Robert T. O'Shaughnessy		James L. Ossowski
President and Chief Executive Officer (Principal Executive Officer) and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Senior Vice President, Finance (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Non-Executive Chairman of Board of Directors	}

Richard W. Dreiling	Member of Board of Directors	}

Thomas J. Folliard	Member of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Robert T. O'Shaughnessy

André J. Hawaux	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

William J. Pulte	Member of Board of Directors	}

Lila Snyder	Member of Board of Directors	}