Form 10-Q
period 2019-03-31
PULTEGROUP INC/MI/
filed 2019-04-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  [X]   NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES [ ]  NO  [X]

Number of common shares outstanding as of April 18, 2019: 277,137,113

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and equivalents	$1,055,457	$1,110,088
Restricted cash	25,496	23,612
Total cash, cash equivalents, and restricted cash	1,080,953	1,133,700
House and land inventory	7,506,543	7,253,353
Land held for sale	39,431	36,849
Residential mortgage loans available-for-sale	326,995	461,354
Investments in unconsolidated entities	55,725	54,590
Other assets	823,066	830,359
Intangible assets	123,742	127,192
Deferred tax assets, net	250,881	275,579
	$10,207,336	$10,172,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$444,322	$352,029
Customer deposits	294,548	254,624
Accrued and other liabilities	1,270,367	1,360,483
Income tax liabilities	18,108	11,580
Financial Services debt	222,139	348,412
Notes payable	3,024,413	3,028,066
	5,273,897	5,355,194
Shareholders' equity	4,933,439	4,817,782
	$10,207,336	$10,172,976

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Homebuilding
Home sale revenues	$1,949,856	$1,911,598
Land sale and other revenues	2,975	12,557
	1,952,831	1,924,155
Financial Services	43,862	45,938
Total revenues	1,996,693	1,970,093

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,492,791)	(1,459,940)
Land sale cost of revenues	(2,050)	(11,548)
	(1,494,841)	(1,471,488)

Financial Services expenses	(31,449)	(32,213)
Selling, general, and administrative expenses	(252,727)	(240,893)
Other expense, net	(973)	(1,308)
Income before income taxes	216,703	224,191
Income tax expense	(49,946)	(53,440)
Net income	$166,757	$170,751

Per share:
Basic earnings	$0.59	$0.59
Diluted earnings	$0.59	$0.59
Cash dividends declared	$0.11	$0.09

Number of shares used in calculation:
Basic	277,637	286,683
Effect of dilutive securities	1,003	1,343
Diluted	278,640	288,026

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$166,757	$170,751

Other comprehensive income, net of tax:
Change in value of derivatives	25	21
Other comprehensive income	25	21

Comprehensive income	$166,782	$170,772

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	118	1	1,444	—	—	1,445
Share issuances, net of cancellations	1,337	12	5,792	—	—	5,804
Dividends declared	—	—	—	—	(30,831)	(30,831)
Share repurchases	(1,309)	(13)	—	—	(35,340)	(35,353)
Share-based compensation	—	—	7,810	—	—	7,810
Net income	—	—	—	—	166,757	166,757
Other comprehensive income	—	—	—	25	—	25
Shareholders' Equity, March 31, 2019	277,256	$2,771	$3,216,473	$(320)	$1,714,515	$4,933,439

Shareholders' Equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	284	3	2,720	—	—	2,723
Share issuances, net of cancellations	783	8	3,477	—	—	3,485
Dividends declared	—	—	—	—	(26,051)	(26,051)
Share repurchases	(1,941)	(20)	—	—	(59,471)	(59,491)
Share-based compensation	—	—	6,782	—	—	6,782
Net income	—	—	—	—	170,751	170,751
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2018	285,878	$2,859	$3,184,521	$(424)	$1,087,701	$4,274,657

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$166,757	$170,751
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	24,690	23,479
Land-related charges	2,979	3,419
Depreciation and amortization	13,210	11,890
Share-based compensation expense	9,019	8,451
Other, net	(39)	(793)
Increase (decrease) in cash due to:
Inventories	(259,865)	(237,169)
Residential mortgage loans available-for-sale	134,217	185,147
Other assets	64,533	(9,246)
Accounts payable, accrued and other liabilities	3,408	13,084
Net cash provided by (used in) operating activities	158,909	169,013
Cash flows from investing activities:
Capital expenditures	(16,070)	(15,428)
Investments in unconsolidated entities	(1,289)	(1,000)
Other investing activities, net	291	452
Net cash provided by (used in) investing activities	(17,068)	(15,976)
Cash flows from financing activities:
Repayments of debt	(3,605)	(451)
Borrowings under revolving credit facility	—	768,000
Repayments under revolving credit facility	—	(768,000)
Financial Services borrowings (repayments)	(126,273)	(190,852)
Stock option exercises	1,445	2,723
Share repurchases	(35,353)	(59,491)
Dividends paid	(30,802)	(26,347)
Net cash provided by (used in) financing activities	(194,588)	(274,418)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(52,747)	(121,381)
Cash, cash equivalents, and restricted cash at beginning of period	1,133,700	306,168
Cash, cash equivalents, and restricted cash at end of period	$1,080,953	$184,787

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$17,164	$30,109
Income taxes paid (refunded), net	$(30,850)	$631

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also engage in mortgage banking operations, conducted through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance brokerage operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,917)	$(2,609)
Amortization of intangible assets	(3,450)	(3,450)
Interest income	4,949	564
Interest expense	(144)	(143)
Equity in earnings of unconsolidated entities	37	961
Miscellaneous, net	552	3,369
Total other expense, net	$(973)	$(1,308)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $294.5 million and $254.6 million at March 31, 2019 and December 31, 2018, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Financial services revenues - Loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $31.4 million at March 31, 2019.

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

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted share awards, restricted share units, and deferred shares are considered participating securities. The following table presents the earnings per common share (000's omitted, except per share data):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$166,757	$170,751
Less: earnings distributed to participating securities	(308)	(296)
Less: undistributed earnings allocated to participating securities	(1,410)	(1,622)
Numerator for basic earnings per share	$165,039	$168,833
Add back: undistributed earnings allocated to participating securities	1,410	1,622
Less: undistributed earnings reallocated to participating securities	(1,407)	(1,614)
Numerator for diluted earnings per share	$165,042	$168,841

Denominator:
Basic shares outstanding	277,637	286,683
Effect of dilutive securities	1,003	1,343
Diluted shares outstanding	278,640	288,026

Earnings per share:
Basic	$0.59	$0.59
Diluted	$0.59	$0.59

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2019 and December 31, 2018, residential mortgage loans available-for-sale had an aggregate fair value of $327.0 million and $461.4 million, respectively, and an aggregate outstanding principal balance of $315.5 million and $444.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(1.1) million and $(0.1) million for the three months ended March 31, 2019 and 2018, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $24.0 million and $27.0 million for the three months ended March 31, 2019 and 2018, respectively, and are included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2019 and December 31, 2018, we had aggregate IRLCs of $356.9 million and $285.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2019 and December 31, 2018, we had unexpired forward contracts of $498.0 million and $511.0 million, respectively, and whole loan investor commitments of $146.4 million and $187.8 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	March 31, 2019		December 31, 2018
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,629	$297	$9,196	$161
Forward contracts	234	4,107	315	7,229
Whole loan commitments	329	614	393	1,111
	$12,192	$5,018	$9,904	$8,501

New accounting pronouncements

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and related amendments using a modified retrospective approach with an effective date as of January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, have not been reflected as such on our balance sheet. ASU 2016-02 requires leases with durations greater than 12 months to be recorded on the balance sheet. We elected the package of transition practical expedients, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The adoption of ASU 2016-02 had no impact on retained earnings. See Note 8 “Leases” for additional information about this adoption.

On January 1, 2018, we adopted ASC 606, "Revenue from Contracts with Customers", which requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of contract assets for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606, and there were no significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2019	December 31, 2018
Homes under construction	$2,892,328	$2,630,158
Land under development	4,161,168	4,129,225
Raw land	453,047	493,970
	$7,506,543	$7,253,353

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2019	2018
Interest in inventory, beginning of period	$227,495	$226,611
Interest capitalized	42,381	43,960
Interest expensed	(34,563)	(30,558)
Interest in inventory, end of period	$235,313	$240,013

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2019 or December 31, 2018 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of March 31, 2019 and December 31, 2018 ($000’s omitted):

	March 31, 2019		December 31, 2018
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$99,742	$1,073,520	$90,717	$1,079,507
Other land options	138,597	1,561,597	127,851	1,522,903
	$238,339	$2,635,117	$218,568	$2,602,410

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations and operate generally in the same markets as the Homebuilding segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2019	2018
Revenues:
Northeast	$110,492	$132,436
Southeast	375,417	374,623
Florida	396,443	348,709
Midwest	293,590	297,506
Texas	269,003	246,638
West	507,886	524,243
	1,952,831	1,924,155
Financial Services	43,862	45,938
Consolidated revenues	$1,996,693	$1,970,093

Income (loss) before income taxes:
Northeast	$7,928	$9,312
Southeast	37,856	40,457
Florida	49,596	44,945
Midwest	26,158	28,401
Texas	30,971	30,536
West	90,182	89,205
Other homebuilding (a)	(38,397)	(32,498)
	204,294	210,358
Financial Services	12,409	13,833
Consolidated income before income taxes	$216,703	$224,191

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2019	2018
Land-related charges*:
Northeast	$324	$1,185
Southeast	572	1,042
Florida	481	183
Midwest	1,103	746
Texas	68	50
West	431	213
Other homebuilding	—	—
	$2,979	$3,419

*
Land-related charges include land impairments, net realizable value adjustments on land held for sale and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	March 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$328,021	$296,198	$25,513	$649,732	$738,662
Southeast	462,382	676,532	89,750	1,228,664	1,372,245
Florida	514,551	926,254	76,340	1,517,145	1,675,802
Midwest	313,244	431,144	29,151	773,539	861,452
Texas	326,344	436,409	95,942	858,695	936,709
West	896,861	1,126,206	118,589	2,141,656	2,376,073
Other homebuilding (a)	50,925	268,425	17,762	337,112	1,801,106
	2,892,328	4,161,168	453,047	7,506,543	9,762,049
Financial Services	—	—	—	—	445,287
	$2,892,328	$4,161,168	$453,047	$7,506,543	$10,207,336

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$268,900	$291,467	$52,245	$612,612	$704,515
Southeast	443,140	676,087	90,332	1,209,559	1,347,427
Florida	467,625	892,669	85,321	1,445,615	1,601,906
Midwest	314,442	433,056	29,908	777,406	849,596
Texas	284,405	427,124	98,415	809,944	881,629
West	805,709	1,131,841	118,579	2,056,129	2,208,092
Other homebuilding (a)	45,937	276,981	19,170	342,088	2,006,825
	2,630,158	4,129,225	493,970	7,253,353	9,599,990
Financial Services	—	—	—	—	572,986
	$2,630,158	$4,129,225	$493,970	$7,253,353	$10,172,976

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2019	December 31, 2018
4.250% unsecured senior notes due March 2021 (a)	$700,000	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,295)	(13,247)
Total senior notes	2,986,705	2,986,753
Other notes payable	37,708	41,313
Notes payable	$3,024,413	$3,028,066
Estimated fair value	$3,091,068	$2,899,143

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $37.7 million and $41.3 million at March 31, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 5.17%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at March 31, 2019 and December 31, 2018, and $232.9 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at March 31, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2019, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $767.1 million and $760.6 million at March 31, 2019 and December 31, 2018, respectively.

Joint venture debt

At March 31, 2019, aggregate outstanding debt of unconsolidated joint ventures was $35.2 million, of which $34.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project, (ii) an environmental indemnity provided to the lender, and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement (the "Repurchase Agreement") with third party lenders that matures in August 2019. The maximum aggregate commitment was $350.0 million at March 31, 2019 and continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $222.1 million and $348.4 million outstanding under the Repurchase Agreement at March 31, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the three months ended March 31, 2019, we declared cash dividends totaling $30.8 million and repurchased 0.9 million shares under our repurchase authorization for $25.0 million. For the three months ended March 31, 2018, we declared cash dividends totaling $26.1 million and repurchased 1.7 million shares under our repurchase authorization for $52.5 million. At March 31, 2019, we had remaining authorization to repurchase $274.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2019 and 2018, participants surrendered shares valued at $10.4 million and $7.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate for the three months ended March 31, 2019 was 23.0%, compared to 23.8% for the same period in 2018. Our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits for equity compensation, and the favorable resolution of certain state income tax matters. Our effective tax rate for the three months ended March 31, 2019 is lower than the prior year period primarily due to the favorable resolution of certain state income tax matters.

At March 31, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $250.9 million and $275.6 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $22.4 million and $30.6 million of gross unrecognized tax benefits at March 31, 2019 and December 31, 2018, respectively. Additionally, we had accrued interest and penalties of $5.8 million at both March 31, 2019 and December 31, 2018. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $8.4 million, excluding interest and penalties, primarily due to potential audit settlements.

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

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2019	December 31, 2018

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$326,995	$461,354
Interest rate lock commitments	Level 2	11,332	9,035
Forward contracts	Level 2	(3,873)	(6,914)
Whole loan commitments	Level 2	(285)	(718)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$18,253
Land held for sale	Level 2	1,330	17,813

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,080,953	$1,133,700
Financial Services debt	Level 2	222,139	348,412
Other notes payable	Level 2	37,708	41,313
Senior notes payable	Level 2	3,053,360	2,857,830

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

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $3.0 billion at both March 31, 2019 and December 31, 2018.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In addition, both CTX Mortgage and Pulte Mortgage sold certain loans originated prior to 2009 to financial institutions that were subsequently included in residential mortgage-backed securities or other securitizations issued by such financial institutions. In connection with such sales, CTX Mortgage and Pulte Mortgage have been put on notice of potential direct and / or third-party claims for indemnification arising out of litigation relating to certain of these residential mortgage-backed securities or other securitizations. Neither CTX Mortgage nor Pulte Mortgage is named as a defendant in these actions. We cannot yet quantify CTX Mortgage's or Pulte Mortgage's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Our recorded liabilities for all such claims decreased from $50.3 million at December 31, 2018 to $25.5 million at March 31, 2019 as the result of funding previously settled claims. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $232.9 million and $1.3 billion, respectively, at March 31, 2019 and $239.4 million and $1.3 billion, respectively, at December 31, 2018. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

We establish liabilities for litigation, legal claims, and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

	Three Months Ended
	March 31,
	2019	2018
Warranty liabilities, beginning of period	$79,154	$72,709
Reserves provided	12,262	11,916
Payments	(16,130)	(14,282)
Other adjustments	4,461	643
Warranty liabilities, end of period	$79,747	$70,986

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

Our recorded reserves for all such claims totaled $729.2 million and $737.0 million at March 31, 2019 and December 31, 2018, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 66% and 65% of the total general liability reserves at March 31, 2019 and December 31, 2018, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Housing market conditions can be volatile, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are typically reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Adjustments to reserves are recorded in the period in which the change in estimate occurs.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of period	$737,013	$758,812
Reserves provided	17,396	19,660
Adjustments to previously recorded reserves	(3,875)	2,461
Payments, net (a)	(21,364)	(9,829)
Balance, end of period	$729,170	$771,104

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $128.0 million and $153.0 million at March 31, 2019 and December 31, 2018, respectively. The insurance receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. During the three months ended March 31, 2019, we wrote-off $11.6 million of insurance receivables in connection with the settlement of an arbitration with one of our carriers, pursuant to which we received the majority of the coverage under the policy.

Leases

We lease certain office space and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets and leasehold improvements are limited to the expected lease term. Certain of our lease agreements include rental payments based on a pro-rata share of the lessor’s operating costs which are variable in nature. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $73.3 million and $98.5 million at March 31, 2019, respectively. During the three months ended March 31, 2019, we obtained an additional $7.8 million of ROU assets under operating leases. Payments on lease liabilities during the three months ended March 31, 2019 totaled $5.8 million.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three months ended March 31, 2019, our total lease expense was $8.8 million, which includes variable lease costs of $1.7 million. Short-term lease costs and external sublease income are de minimis.

The future minimum lease payments required under our leases as of March 31, 2019 are as follows ($000's omitted):

Years Ending December 31,
2019 (a)	$17,903
2020	20,548
2021	18,262
2022	16,690
2023	15,085
Thereafter	$30,381
Total lease payments (b)	118,869
Less: Interest (c)	20,407
Present value of lease liabilities (d)	$98,462

(a)	Remaining payments are for the nine-months ending December 31, 2019.

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2019.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 5.8%, respectively, at March 31, 2019.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2019
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,009,042	$46,415	$—	$1,055,457
Restricted cash	—	24,117	1,379	—	25,496
Total cash, cash equivalents, and restricted cash	—	1,033,159	47,794	—	1,080,953
House and land inventory	—	7,423,308	83,235	—	7,506,543
Land held for sale	—	38,525	906	—	39,431
Residential mortgage loans available- for-sale	—	—	326,995	—	326,995
Investments in unconsolidated entities	—	55,509	216	—	55,725
Other assets	15,985	642,824	164,257	—	823,066
Intangible assets	—	123,742	—	—	123,742
Deferred tax assets, net	258,311	—	(7,430)	—	250,881
Investments in subsidiaries and intercompany accounts, net	7,736,546	328,963	8,686,446	(16,751,955)	—
	$8,010,842	$9,646,030	$9,302,419	$(16,751,955)	$10,207,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$72,590	$1,688,847	$247,800	$—	$2,009,237
Income tax liabilities	18,108	—	—	—	18,108
Financial Services debt	—	—	222,139	—	222,139
Notes payable	2,986,705	37,708	—	—	3,024,413
Total liabilities	3,077,403	1,726,555	469,939	—	5,273,897
Total shareholders’ equity	4,933,439	7,919,475	8,832,480	(16,751,955)	4,933,439
	$8,010,842	$9,646,030	$9,302,419	$(16,751,955)	$10,207,336

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,907,808	$42,048	$—	$1,949,856
Land sale and other revenues	—	2,325	650	—	2,975
	—	1,910,133	42,698	—	1,952,831
Financial Services	—	—	43,862	—	43,862
	—	1,910,133	86,560	—	1,996,693
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,460,895)	(31,896)	—	(1,492,791)
Land sale cost of revenues	—	(944)	(1,106)	—	(2,050)
	—	(1,461,839)	(33,002)	—	(1,494,841)
Financial Services expenses	—	(132)	(31,317)	—	(31,449)
Selling, general, and administrative expenses	—	(234,118)	(18,609)	—	(252,727)
Other income (expense), net	(122)	(4,986)	4,135	—	(973)
Intercompany interest	(1,996)	—	1,996	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,118)	209,058	9,763	—	216,703
Income tax (expense) benefit	508	(47,650)	(2,804)		(49,946)
Income (loss) before equity in income (loss) of subsidiaries	(1,610)	161,408	6,959	—	166,757
Equity in income (loss) of subsidiaries	168,367	18,304	113,696	(300,367)	—
Net income (loss)	166,757	179,712	120,655	(300,367)	166,757
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$166,782	$179,712	$120,655	$(300,367)	$166,782

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,885,431	$26,167	$—	$1,911,598
Land sale and other revenues	—	11,558	999	—	12,557
	—	1,896,989	27,166	—	1,924,155
Financial Services	—	—	45,938	—	45,938
	—	1,896,989	73,104	—	1,970,093
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,438,347)	(21,593)	—	(1,459,940)
Land sale cost of revenues	—	(10,830)	(718)	—	(11,548)
	—	(1,449,177)	(22,311)	—	(1,471,488)
Financial Services expenses	—	(142)	(32,071)	—	(32,213)
Selling, general, and administrative expenses	—	(231,418)	(9,475)	—	(240,893)
Other income (expense), net	(142)	(7,601)	6,435	—	(1,308)
Intercompany interest	(1,468)	—	1,468	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,610)	208,651	17,150	—	224,191
Income tax (expense) benefit	387	(49,531)	(4,296)	—	(53,440)
Income before equity in income of subsidiaries	(1,223)	159,120	12,854	—	170,751
Equity in income (loss) of subsidiaries	171,974	12,564	110,671	(295,209)	—
Net income (loss)	170,751	171,684	123,525	(295,209)	170,751
Other comprehensive income	21	—	—	—	21
Comprehensive income (loss)	$170,772	$171,684	$123,525	$(295,209)	$170,772

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$27,743	$(14,838)	$146,004	$—	$158,909
Cash flows from investing activities:
Capital expenditures	—	(13,216)	(2,854)	—	(16,070)
Investments in unconsolidated entities	—	(1,183)	(106)	—	(1,289)
Other investing activities, net	—	190	101	—	291
Net cash provided by (used in) investing activities	—	(14,209)	(2,859)	—	(17,068)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(126,273)	—	(126,273)
Repayments of debt	—	(3,068)	(537)	—	(3,605)
Borrowings under revolving credit facility	—	—	—	—	—
Repayments under revolving credit facility	—	—	—	—	—
Debt issuance costs					—
Stock option exercises	1,445	—	—	—	1,445
Share repurchases	(35,353)	—	—		(35,353)
Dividends paid	(30,802)	—	—	—	(30,802)
Intercompany activities, net	36,967	135,907	(172,874)		—
Net cash provided by (used in) financing activities	(27,743)	132,839	(299,684)	—	(194,588)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	103,792	(156,539)	—	(52,747)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$1,033,159	$47,794	$—	$1,080,953

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$310,937	$(340,357)	$198,433	$—	$169,013
Cash flows from investing activities:
Capital expenditures	—	(13,537)	(1,891)	—	(15,428)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	—	452	—	452
Net cash provided by (used in) investing activities	—	(14,537)	(1,439)	—	(15,976)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(190,852)	—	(190,852)
Repayments of debt	—	—	(451)	—	(451)
Borrowings under revolving credit facility	768,000	—	—	—	768,000
Repayments under revolving credit facility	(768,000)	—	—	—	(768,000)
Stock option exercises	2,723	—	—	—	2,723
Share repurchases	(59,491)	—	—	—	(59,491)
Dividends paid	(26,347)	—	—	—	(26,347)
Intercompany activities, net	(227,822)	332,689	(104,867)	—	—
Net cash provided by (used in) financing activities	(310,937)	332,689	(296,170)	—	(274,418)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(22,205)	(99,176)	—	(121,381)
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$135,596	$49,191	$—	$184,787

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Demand conditions became more challenging across the U.S. new home industry beginning in mid-2018 as affordability concerns, driven in part by the combination of increased home prices and higher mortgage rates, caused homebuyers to become more cautious. However, we have experienced increased traffic to our communities relative to the same period in 2018 as mortgage rates have declined slightly. We continue to see U.S. housing demand being supported by a number of positive market dynamics, including an expanding economy, ongoing growth in jobs and wages, low unemployment, and high consumer confidence. In addition, there is generally limited supply of new homes across the markets we serve as land and labor resources remain constrained. Accordingly, we continue to maintain a positive view on the overall housing cycle and our competitive position in the markets in which we operate. Within this environment, we will remain disciplined in our business practices while looking to capitalize on market opportunities that can help deliver long-term growth and strong financial performance.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Income before income taxes:
Homebuilding	$204,294	$210,358
Financial Services	12,409	13,833
Income before income taxes	216,703	224,191
Income tax expense	(49,946)	(53,440)
Net income	$166,757	$170,751
Per share data - assuming dilution:
Net income	$0.59	$0.59

•
Homebuilding income before income taxes for the three months ended March 31, 2019 decreased 3% compared to the three months ended March 31, 2018 primarily due to: lower gross margin; higher selling, general, and administrative expenses; partially offset by slightly higher revenues.

•
Financial Services income before income taxes decreased 10% for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 primarily as the result of the competitive pricing environment within the mortgage industry, partially offset by slightly higher production volumes.

•
Our effective tax rate for the three months ended March 31, 2019 was 23.0% compared to 23.8% for the same period in 2018. Our effective tax rate for the three months ended March 31, 2019 was lower than the prior year period primarily due to the favorable resolution of certain state income tax matters.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2019	2019 vs. 2018	2018
Home sale revenues	$1,949,856	2%	$1,911,598
Land sale and other revenues	2,975	(76)%	12,557
Total Homebuilding revenues	1,952,831	1%	1,924,155
Home sale cost of revenues (a)	(1,492,791)	2%	(1,459,940)
Land sale cost of revenues	(2,050)	(82)%	(11,548)
Selling, general, and administrative expenses ("SG&A")	(252,727)	5%	(240,893)
Other expense, net	(969)	(32)%	(1,416)
Income before income taxes	$204,294	(3)%	$210,358

Supplemental data:
Gross margin from home sales	23.4%	(20) bps	23.6%
SG&A as a percentage of home sale revenues	13.0%	40 bps	12.6%
Closings (units)	4,635	—%	4,626
Average selling price	$421	2%	$413
Net new orders (b):
Units	6,463	(6)%	6,875
Dollars	$2,735,852	(5)%	$2,893,552
Cancellation rate	12%		12%
Active communities at March 31	858	2%	844
Backlog at March 31:
Units	10,550	(6)%	11,245
Dollars	$4,622,145	(7)%	$4,961,018

(a)	Includes the amortization of capitalized interest.

(b)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2019 were higher than the prior year by $38.3 million. For the three months ended March 31, 2019, the 2% increase was attributable to a slight increase in closings and a 2% increase in average selling price. The increased closings occurred primarily as the result of a higher number of active communities. The higher average selling price primarily reflects shifts in product mix throughout the country.

Home sale gross margins

Home sale gross margins were 23.4% for the three months ended March 31, 2019, respectively, compared to 23.6% three months ended March 31, 2018, respectively. Gross margins for the three months ended March 31, 2019 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix. The supportive pricing environment that exists in many of our markets is allowing us to effectively manage ongoing pressure in house and land costs and slightly higher amortized interest costs (1.8% for the three months ended March 31, 2019 compared to 1.6% for the same period in 2018), though sales discounts have increased moderately in response to the softening in demand.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $0.9 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2018.

SG&A

SG&A as a percentage of home sale revenues was 13.0% for the three months ended March 31, 2019, compared with 12.6% for the three months ended March 31, 2018. The gross dollar amount of our SG&A increased $11.8 million, or 5%, for the three months ended March 31, 2019 compared to March 31, 2018. The increase is primarily attributable to higher variable operating costs, including insurance, compensation, and sales commissions.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,917)	$(2,609)
Amortization of intangible assets	(3,450)	(3,450)
Interest income	4,949	564
Interest expense	(144)	(143)
Equity in earnings (losses) of unconsolidated entities	37	961
Miscellaneous, net	556	3,261
Total other expense, net	$(969)	$(1,416)

Net new orders

Net new orders in units decreased 6% while net new orders in dollars decreased 5% for the three months ended March 31, 2019, as compared with the prior year period. The lower order volume in 2019 resulted from the industry-wide softening that began in the second quarter of 2018. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 12% for both the three months ended March 31, 2019 and 2018. Ending backlog, which represents orders for homes that have not yet closed, decreased 6% in units at March 31, 2019 compared with March 31, 2018, primarily as a result of decreased net new order volume.

Homes in production

The following is a summary of our homes in production:

	March 31, 2019	March 31, 2018
Sold	7,152	7,473
Unsold
Under construction	2,513	1,871
Completed	662	610
	3,175	2,481
Models	1,222	1,189
Total	11,549	11,143

The number of homes in production at March 31, 2019 was 4% higher than at March 31, 2018, The increase in homes under production resulted from an increase in the number of unsold, or "spec", homes, which is a result of a strategic decision to allow spec production to run higher than in the prior year period to ensure access to construction suppliers and to position communities ahead of the spring selling season.

Controlled lots

The following is a summary of our lots under control at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,726	4,223	9,949	5,813	3,694	9,507
Southeast	16,309	9,646	25,955	15,800	11,806	27,606
Florida	18,611	14,687	33,298	18,652	15,855	34,507
Midwest	10,091	10,687	20,778	10,097	11,883	21,980
Texas	15,159	12,543	27,702	14,380	11,035	25,415
West	24,679	6,337	31,016	24,788	5,774	30,562
Total	90,575	58,123	148,698	89,530	60,047	149,577

Developed (%)	39%	19%	31%	39%	21%	32%

Of our controlled lots, 90,575 and 89,530 were owned and 58,123 and 60,047 were controlled under land option agreements at March 31, 2019 and December 31, 2018, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.6 billion at March 31, 2019. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $238.3 million, of which $14.6 million is refundable, at March 31, 2019.

Homebuilding Segment Operations

As of March 31, 2019, we conducted our operations in 42 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2019	2019 vs. 2018	2018
Home sale revenues:
Northeast	$110,263	(17)%	$132,339
Southeast	374,455	—%	373,443
Florida	396,131	16%	341,071
Midwest	292,852	(1)%	296,895
Texas	268,741	10%	245,110
West	507,414	(3)%	522,740
	$1,949,856	2%	$1,911,598
Income (loss) before income taxes (a):
Northeast	$7,928	(15)%	$9,312
Southeast	37,856	(6)%	40,457
Florida	49,596	10%	44,945
Midwest	26,158	(8)%	28,401
Texas	30,971	1%	30,536
West	90,182	1%	89,205
Other homebuilding	(38,397)	(18)%	(32,498)
	$204,294	(3)%	$210,358

(a)	Includes land-related charges as summarized in the table below.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2019	2019 vs. 2018	2018
Closings (units):
Northeast	219	(13)%	251
Southeast	897	(3)%	924
Florida	1,008	14%	887
Midwest	726	(5)%	767
Texas	849	5%	809
West	936	(5)%	988
	4,635	—%	4,626

Average selling price:
Northeast	$503	(5)%	$527
Southeast	417	3%	404
Florida	393	2%	385
Midwest	403	4%	387
Texas	317	5%	303
West	542	2%	529
	$421	2%	$413

Net new orders - units:
Northeast	361	(19)%	448
Southeast	1,073	(15)%	1,259
Florida	1,346	(7)%	1,444
Midwest	1,024	(7)%	1,102
Texas	1,366	3%	1,323
West	1,293	—%	1,299
	6,463	(6)%	6,875

Net new orders - dollars:
Northeast	$196,298	(16)%	$234,650
Southeast	454,388	(13)%	523,909
Florida	550,305	(4)%	572,775
Midwest	425,642	(6)%	450,526
Texas	412,043	2%	404,854
West	697,176	(1)%	706,838
	$2,735,852	(5)%	$2,893,552

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2019	2019 vs. 2018	2018
Cancellation rates:
Northeast	10%		6%
Southeast	11%		10%
Florida	11%		12%
Midwest	11%		10%
Texas	13%		16%
West	14%		13%
	12%		12%

Unit backlog:
Northeast	612	(14)%	709
Southeast	1,786	(13)%	2,051
Florida	2,227	—%	2,235
Midwest	1,700	(7)%	1,822
Texas	2,009	4%	1,940
West	2,216	(11)%	2,488
	10,550	(6)%	11,245

Backlog dollars:
Northeast	$343,847	(3)%	$355,961
Southeast	778,963	(10)%	868,632
Florida	954,226	4%	913,293
Midwest	721,210	(3)%	742,170
Texas	629,514	3%	609,542
West	1,194,385	(19)%	1,471,420
	$4,622,145	(7)%	$4,961,018

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2019	2018
Land-related charges*:
Northeast	$324	$1,185
Southeast	572	1,042
Florida	481	183
Midwest	1,103	746
Texas	68	50
West	431	213
Other homebuilding	—	—
	$2,979	$3,419

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the three months ended March 31, 2019, Northeast home sale revenues decreased by 17% when compared with the prior year period due to a 13% decrease in closings. The decrease in closings occurred across substantially all markets due to the softening in demand that began in mid-2018. Income before income taxes decreased 15% primarily due to the aforementioned decrease in closings. Net new orders decreased across all markets except New England, which saw a slight increase.

Southeast

For the three months ended March 31, 2019, Southeast home sale revenues increased slightly compared with the prior year as the result of a 3% increase in average selling price partially offset by a 3% decrease in closings. The increase in average selling price and decrease in closings occurred across the majority of markets. Income before income taxes decreased 6% primarily as a result of lower gross margin. Net new orders decreased across all markets.

Florida

For the three months ended March 31, 2019, Florida home sale revenues increased 16% compared with the prior year period due to a 14% increase in closings combined with a 2% increase in the average selling price. Income before income taxes increased 10% due to the higher revenues, partially offset by lower gross margin. Net new orders decreased across the majority of markets.

Midwest

For the three months ended March 31, 2019, Midwest home sale revenues decreased 1% compared with the prior year period due to a 5% decrease in closings, partially offset by a 4% increase in average selling price. The lower revenues were primarily the result of the wind down of our St. Louis operations in 2018. Results were mixed across the other local markets. Income before income taxes decreased primarily due to the decreased revenues. Net new orders decreased across the majority of markets.

Texas

For the three months ended March 31, 2019, Texas home sale revenues increased 10% compared with the prior year period due to a 5% increase in closings combined with a 5% increase in the average selling price. The higher revenues were driven by increases in all markets except Houston, which was flat. Net new orders increased primarily in Central Texas.

West

For the three months ended March 31, 2019, West home sale revenues decreased 3% compared with the prior year period due to a 5% decrease in closings, partially offset by a 2% increase in average selling price. Revenues were higher in each market except for Northern California. The decline in Northern California reflects the completion, or near completion, of several high performing communities in Northern California that have been or will be replaced with smaller communities combined with a softening in demand. Net new orders were essentially flat across the West as we continue to see variation in results, with ongoing strength in Arizona offsetting slower demand in California.

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

	Three Months Ended
	March 31,
	2019	2019 vs. 2018	2018
Mortgage revenues	$31,873	(9)%	$35,027
Title services revenues	9,842	10%	8,937
Insurance brokerage commissions	2,147	9%	1,974
Total Financial Services revenues	43,862	(5)%	45,938
Expenses	(31,449)	(2)%	(32,213)
Other income (expense), net	(4)	(104)%	108
Income before income taxes	$12,409	(10)%	$13,833
Total originations:
Loans	2,998	—%	2,992
Principal	$914,711	1%	$909,800

	Three Months Ended
	March 31,
	2019	2018
Supplemental data:
Capture rate	79.7%	77.7%
Average FICO score	752	750
Loan application backlog	$2,508,561	$2,765,386
Funded origination breakdown:
Government (FHA, VA, USDA)	18%	21%
Other agency	71%	67%
Total agency	89%	88%
Non-agency	11%	12%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2019 decreased 5%, compared with the same period in 2018. This decrease occurred primarily as the result of the competitive pricing environment within the mortgage industry, partially offset by slightly higher production volume.

Income before income taxes

Income before income taxes for the three months ended March 31, 2019 decreased 10% compared with the prior year period. The decrease versus the prior year was due primarily to the aforementioned decrease in revenues.

Income Taxes

Our effective tax rate for the three months ended March 31, 2019 was 23.0%, compared with 23.8% for the same period in 2018. Our effective tax rate for the three months ended March 31, 2019 is lower than the prior year period primarily due to the favorable resolution of certain state income tax matters.

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

At March 31, 2019, we had unrestricted cash and equivalents of $1.1 billion, restricted cash balances of $25.5 million, and $767.1 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 38.0% at March 31, 2019.

Unsecured senior notes

We had $3.0 billion of unsecured senior notes outstanding at both March 31, 2019 and December 31, 2018 with no repayments due until 2021, when $700.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $37.7 million and $41.3 million at March 31, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 5.17%.

Revolving credit facility

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at March 31, 2019 and December 31, 2018, and $232.9 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at March 31, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2019, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders that matures in August 2019. The maximum aggregate commitment was $350.0 million at March 31, 2019 and continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $222.1 million and $348.4 million outstanding under the Repurchase Agreement at March 31, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the three months ended March 31, 2019, we declared cash dividends totaling $30.8 million and repurchased 0.9 million shares under our repurchase authorization totaling $25.0 million. At March 31, 2019, we had remaining authorization to repurchase $274.9 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2019 was $158.9 million, compared with net cash provided by operating activities of $169.0 million for the three months ended March 31, 2018. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the three months ended March 31, 2019 was primarily due to our net income of $166.8 million, supplemented by $24.7 million of deferred income taxes and a seasonal $134.2 million decrease in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $259.9 million resulting from ongoing land acquisition and development investment to support future growth, combined with a seasonal build of house inventory.

Our net cash provided by operating activities for the three months ended March 31, 2018 was primarily due to our net income of $170.8 million, supplemented by a seasonal reduction of $185.1 million in residential mortgage loans available-for-sale. These factors were partially offset by a net increase in inventories of $237.2 million resulting from land investments, combined with a seasonal build of house inventory.

Investing activities

Investing activities are generally not a significant source or use of cash for us. Net cash used in investing activities for the three months ended March 31, 2019 was $17.1 million, compared with net cash used in investing activities of $16.0 million for the three months ended March 31, 2018. These cash outflows primarily reflected ongoing investments in model home parks in our new communities as well as information technology applications.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2019 totaled $194.6 million, compared with net cash used in financing activities of $274.4 million for the three months ended March 31, 2018. The net cash used in financing activities for the three months ended March 31, 2019 resulted primarily from the repurchase of 0.9 million common shares for $25.0 million under our share repurchase authorization, repayments of debt totaling $3.6 million, payments of $30.8 million in cash dividends, and net repayments of $126.3 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the three months ended March 31, 2018 resulted primarily from the repurchase of 1.7 million common shares for $52.5 million under our repurchase authorization, payments of $26.3 million in cash dividends, and net repayments of $190.9 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2019, we had outstanding letters of credit totaling $232.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.3 billion at March 31, 2019, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2019, these agreements had an aggregate remaining purchase price of $2.6 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At March 31, 2019, aggregate outstanding debt of unconsolidated joint ventures was $35.2 million of which $34.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2019 ($000’s omitted):

	As of March 31, 2019 for the Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$21,021	$9,968	$706,719	$—	$—	$2,300,000	$3,037,708	$3,091,068
Average interest rate	4.68%	3.81%	4.26%	—%	—%	5.90%	5.50%

Variable rate debt (a)	$222,139	$—	$—	$—	$—	$—	$222,139	$222,139
Average interest rate	4.55%	—%	—%	—%	—%	—%	4.55%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at March 31, 2019.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and other public filings with the Securities and Exchange Commission (the "SEC") for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2019 to January 31, 2019	—	$—	—	$299,882	(2)
February 1, 2019 to February 28, 2019	761,554	$26.88	383,411	$289,477	(2)
March 1, 2019 through March 31, 2019	547,808	$27.17	537,074	$274,882	(2)
Total	1,309,362	$27.00	920,485

(1)
During the three months ended March 31, 2019, participants surrendered 0.4 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
During the three months ended March 31, 2019, we repurchased 0.9 million shares for a total of $25.0 million under an existing share repurchase program authorized by the Company's Board of Directors. The share repurchase authorization has $274.9 million remaining as of March 31, 2019. There is no expiration date for this program.

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
Second Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 10, 2016, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on March 10, 2016)

(e)
Third Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 7, 2019, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on March 7, 2019)

10	(a)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 23, 2019