Form 10-Q
period 2019-06-30
PULTEGROUP INC/MI/
filed 2019-07-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTEGROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Road NE, Suite 150
Atlanta,	Georgia	30326
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:

Registrant’s telephone number, including area code:	404	978-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.01	PHM	New York Stock Exchange

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	No	☒
Number of common shares outstanding as of July 18, 2019: 274,218,679

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and equivalents	$631,309	$1,110,088
Restricted cash	27,965	23,612
Total cash, cash equivalents, and restricted cash	659,274	1,133,700
House and land inventory	7,802,492	7,253,353
Land held for sale	38,218	36,849
Residential mortgage loans available-for-sale	343,732	461,354
Investments in unconsolidated entities	58,246	54,590
Other assets	837,279	830,359
Intangible assets	132,192	127,192
Deferred tax assets, net	224,104	275,579
	$10,095,537	$10,172,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$380,363	$352,029
Customer deposits	334,484	254,624
Accrued and other liabilities	1,308,459	1,360,483
Income tax liabilities	27,913	11,580
Financial Services debt	234,186	348,412
Notes payable	2,740,325	3,028,066
	5,025,730	5,355,194
Shareholders' equity	5,069,807	4,817,782
	$10,095,537	$10,172,976

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Homebuilding
Home sale revenues	$2,403,559	$2,450,054	$4,353,415	$4,361,652
Land sale and other revenues	29,469	66,904	32,445	79,461
	2,433,028	2,516,958	4,385,860	4,441,113
Financial Services	55,957	52,764	99,819	98,702
Total revenues	2,488,985	2,569,722	4,485,679	4,539,815

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,848,155)	(1,862,133)	(3,340,946)	(3,322,073)
Land sale cost of revenues	(26,214)	(38,183)	(28,265)	(49,731)
	(1,874,369)	(1,900,316)	(3,369,211)	(3,371,804)

Financial Services expenses	(30,901)	(32,224)	(62,350)	(64,436)
Selling, general, and administrative expenses	(259,440)	(226,056)	(512,166)	(466,950)
Other expense, net	(3,499)	(1,956)	(4,473)	(3,263)
Income before income taxes	320,776	409,170	537,479	633,362
Income tax expense	(79,735)	(85,081)	(129,681)	(138,521)
Net income	$241,041	$324,089	$407,798	$494,841

Per share:
Basic earnings	$0.86	$1.12	$1.46	$1.72
Diluted earnings	$0.86	$1.12	$1.45	$1.71
Cash dividends declared	$0.11	$0.09	$0.22	$0.18

Number of shares used in calculation:
Basic	276,652	285,276	277,142	285,976
Effect of dilutive securities	932	1,378	967	1,088
Diluted	277,584	286,654	278,109	287,064

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$241,041	$324,089	$407,798	$494,841

Other comprehensive income, net of tax:
Change in value of derivatives	25	30	50	50
Other comprehensive income	25	30	50	50

Comprehensive income	$241,066	$324,119	$407,848	$494,891

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	118	1	1,444	—	—	1,445
Share issuances	1,337	12	5,792	—	—	5,804
Dividends declared	—	—	—	—	(30,831)	(30,831)
Share repurchases	(1,309)	(13)	—	—	(35,340)	(35,353)
Share-based compensation	—	—	7,810	—	—	7,810
Net income	—	—	—	—	166,757	166,757
Other comprehensive income	—	—	—	25	—	25
Shareholders' Equity, March 31, 2019	277,256	$2,771	$3,216,473	$(320)	$1,714,515	$4,933,439
Stock option exercises	316	3	3,760	—	—	3,763
Share issuances	26	2	(2)	—	—	—
Dividends declared	—	—	—	—	(30,633)	(30,633)
Share repurchases	(2,623)	(26)	—	—	(83,445)	(83,471)
Share-based compensation	—	—	5,642	—	—	5,642
Net income	—	—	—	—	241,041	241,041
Other comprehensive income	—	—	—	25	—	25
Shareholders' Equity, June 30, 2019	274,975	$2,750	$3,225,874	$(295)	$1,841,478	$5,069,807

Shareholders' Equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	284	3	2,720	—	—	2,723
Share issuances	783	8	3,477	—	—	3,485
Dividends declared	—	—	—	—	(26,051)	(26,051)
Share repurchases	(1,941)	(20)	—	—	(59,471)	(59,491)
Share-based compensation	—	—	6,782	—	—	6,782
Net income	—	—	—	—	170,751	170,751
Other comprehensive income	—	—	—	21	—	21
Shareholders' Equity, March 31, 2018	285,878	$2,859	$3,184,521	$(424)	$1,087,701	$4,274,657
Stock option exercises	150	1	1,743	—	—	1,744
Share issuances	87	—	(2)	—	—	(2)
Dividends declared	—	—	—	—	(25,915)	(25,915)
Share repurchases	(1,753)	(17)	(284)	—	(52,699)	(53,000)
Share-based compensation	—	—	5,109	—	—	5,109
Net income	—	—	—	—	324,089	324,089
Other comprehensive income	—	—	—	30	—	30
Shareholders' Equity, June 30, 2018	284,362	$2,843	$3,191,087	$(395)	$1,333,176	$4,526,712

(a) Due to rounding, the sum of quarterly activity may not equal year-to-date totals

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$407,798	$494,841
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	51,458	126,991
Land-related charges	6,810	5,841
Depreciation and amortization	26,497	24,161
Share-based compensation expense	17,304	16,162
Other, net	2,664	(2,803)
Increase (decrease) in cash due to:
Inventories	(399,520)	(281,362)
Residential mortgage loans available-for-sale	116,974	199,623
Other assets	31,593	15,822
Accounts payable, accrued and other liabilities	44,132	(51,694)
Net cash provided by (used in) operating activities	305,710	547,582
Cash flows from investing activities:
Capital expenditures	(29,575)	(33,059)
Investments in unconsolidated entities	(4,664)	(1,000)
Business acquisition	(163,724)	—
Other investing activities, net	4,592	6,915
Net cash provided by (used in) investing activities	(193,371)	(27,144)
Cash flows from financing activities:
Repayments of notes payable	(297,303)	(82,432)
Borrowings under revolving credit facility	—	1,566,000
Repayments under revolving credit facility	—	(1,566,000)
Financial Services borrowings (repayments)	(114,226)	(173,761)
Debt issuance costs	—	(8,090)
Stock option exercises	5,208	4,467
Share repurchases	(118,824)	(112,491)
Dividends paid	(61,620)	(52,384)
Net cash provided by (used in) financing activities	(586,765)	(424,691)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(474,426)	95,747
Cash, cash equivalents, and restricted cash at beginning of period	1,133,700	306,168
Cash, cash equivalents, and restricted cash at end of period	$659,274	$401,915

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$5,560	$(387)
Income taxes paid (refunded), net	$12,618	$77,077

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

Business acquisition

In April 2019, we acquired the homebuilding operations of American West, located in Las Vegas, Nevada, for $163.7 million. The assets acquired included approximately 1,200 finished lots and control of approximately 2,300 additional lots through land option agreements. The acquired net assets were recorded at their estimated fair values, including $12.0 million associated with the American West tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,516)	$(1,652)	$(5,433)	$(4,261)
Amortization of intangible assets	(3,550)	(3,450)	(7,000)	(6,900)
Loss on debt retirement (see Note 4)	(4,843)	(76)	(4,843)	(76)
Interest income	4,471	835	9,420	1,399
Interest expense	(146)	(165)	(290)	(308)
Equity in earnings of unconsolidated entities	129	265	165	1,226
Miscellaneous, net	2,956	2,287	3,508	5,657
Total other expense, net	$(3,499)	$(1,956)	$(4,473)	$(3,263)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $334.5 million and $254.6 million at June 30, 2019 and December 31, 2018, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $32.4 million at June 30, 2019.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$241,041	$324,089	$407,798	$494,841
Less: earnings distributed to participating securities	(305)	(300)	(613)	(595)
Less: undistributed earnings allocated to participating securities	(2,089)	(3,284)	(3,588)	(2,584)
Numerator for basic earnings per share	$238,647	$320,505	$403,597	$491,662
Add back: undistributed earnings allocated to participating securities	2,089	3,284	3,588	2,584
Less: undistributed earnings reallocated to participating securities	(2,082)	(3,268)	(3,576)	(2,575)
Numerator for diluted earnings per share	$238,654	$320,521	$403,609	$491,671

Denominator:
Basic shares outstanding	276,652	285,276	277,142	285,976
Effect of dilutive securities	932	1,378	967	1,088
Diluted shares outstanding	277,584	286,654	278,109	287,064

Earnings per share:
Basic	$0.86	$1.12	$1.46	$1.72
Diluted	$0.86	$1.12	$1.45	$1.71

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2019 and December 31, 2018, residential mortgage loans available-for-sale had an aggregate fair value of $343.7 million and $461.4 million, respectively, and an aggregate outstanding principal balance of $331.9 million and $444.2 million, respectively. The net loss resulting from changes in fair value of these loans totaled $0.2 million for both the three months ended June 30, 2019 and 2018, and $1.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $30.4 million and $29.2 million for the three months ended June 30, 2019 and 2018, respectively, and $54.3 million and $56.2 million for the six months ended June 30, 2019 and 2018, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2019 and December 31, 2018, we had aggregate IRLCs of $386.0 million and $285.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2019 and December 31, 2018, we had unexpired forward contracts of $577.0 million and $511.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$115.2 million and $187.8 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2019		December 31, 2018
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,402	$370	$9,196	$161
Forward contracts	188	3,920	315	7,229
Whole loan commitments	709	401	393	1,111
	$12,299	$4,691	$9,904	$8,501

New accounting pronouncements

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and related amendments using a modified retrospective approach with an effective date as of January 1, 2019. Prior year financial statements were not required to be recast under the new standard and, therefore, have not been reflected as such on our balance sheet. ASU 2016-02 requires leases with durations greater than 12 months to be recorded on the balance sheet. We elected the package of transition practical expedients, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The adoption of ASU 2016-02 had no impact on retained earnings. See Note 8 “Leases” for additional information about this adoption.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2019	December 31, 2018
Homes under construction	$3,120,585	$2,630,158
Land under development	4,229,633	4,129,225
Raw land	452,274	493,970
	$7,802,492	$7,253,353

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest in inventory, beginning of period	$235,313	$240,013	$227,495	$226,611
Interest capitalized	41,650	43,771	84,031	87,731
Interest expensed	(42,254)	(40,157)	(76,817)	(70,715)
Interest in inventory, end of period	$234,709	$243,627	$234,709	$243,627

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2019 or December 31, 2018 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of June 30, 2019 and December 31, 2018 ($000’s omitted):

	June 30, 2019		December 31, 2018
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$100,523	$1,109,963	$90,717	$1,079,507
Other land options	154,907	1,693,446	127,851	1,522,903
	$255,430	$2,803,409	$218,568	$2,602,410

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Northeast	$200,237	$200,626	$310,729	$333,062
Southeast	409,121	445,506	784,538	820,129
Florida	535,153	455,637	931,597	804,346
Midwest	350,584	356,466	644,174	653,972
Texas	342,886	330,692	611,889	577,331
West	595,047	728,031	1,102,933	1,252,273
	2,433,028	2,516,958	4,385,860	4,441,113
Financial Services	55,957	52,764	99,819	98,702
Consolidated revenues	$2,488,985	$2,569,722	$4,485,679	$4,539,815

Income (loss) before income taxes:
Northeast	$26,212	$25,158	$34,140	$34,470
Southeast	42,499	54,357	80,355	94,814
Florida	80,066	67,491	129,662	112,436
Midwest	42,962	43,050	69,120	71,451
Texas	49,144	50,859	80,115	81,395
West (a)	94,443	154,414	184,625	243,619
Other homebuilding (b)	(39,628)	(6,876)	(78,024)	(39,374)
	295,698	388,453	499,993	598,811
Financial Services	25,078	20,717	37,486	34,551
Consolidated income before income taxes	$320,776	$409,170	$537,479	$633,362

(a)	West includes gains of $26.4 million related to two land sale transactions in California that closed in the three months ended June 30, 2018.

(b)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, and $37.5 million and $35.1 million for the three and six months ended June 30, 2018, respectively, and write-offs of insurance receivables of $12.6 million and $24.2 million for the three and six months ended June 30, 2019 (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Land-related charges*:
Northeast	$130	$498	$454	$1,683
Southeast	2,015	689	2,587	1,731
Florida	765	226	1,246	409
Midwest	203	372	1,306	1,118
Texas	414	220	482	270
West	216	148	647	361
Other homebuilding	88	269	88	269
	$3,831	$2,422	$6,810	$5,841

*
Land-related charges include land impairments, net realizable value adjustments on land held for sale and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	June 30, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$366,441	$259,727	$25,929	$652,097	$745,833
Southeast	493,516	671,369	82,093	1,246,978	1,391,938
Florida	537,240	886,951	73,684	1,497,875	1,649,747
Midwest	349,951	428,841	33,779	812,571	890,008
Texas	353,512	447,071	98,613	899,196	966,504
West	966,605	1,255,278	120,991	2,342,874	2,590,663
Other homebuilding (a)	53,320	280,396	17,185	350,901	1,394,068
	3,120,585	4,229,633	452,274	7,802,492	9,628,761
Financial Services	—	—	—	—	466,776
	$3,120,585	$4,229,633	$452,274	$7,802,492	$10,095,537

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$268,900	$291,467	$52,245	$612,612	$704,515
Southeast	443,140	676,087	90,332	1,209,559	1,347,427
Florida	467,625	892,669	85,321	1,445,615	1,601,906
Midwest	314,442	433,056	29,908	777,406	849,596
Texas	284,405	427,124	98,415	809,944	881,629
West	805,709	1,131,841	118,579	2,056,129	2,208,092
Other homebuilding (a)	45,937	276,981	19,170	342,088	2,006,825
	2,630,158	4,129,225	493,970	7,253,353	9,599,990
Financial Services	—	—	—	—	572,986
	$2,630,158	$4,129,225	$493,970	$7,253,353	$10,172,976

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2019	December 31, 2018
4.250% unsecured senior notes due March 2021 (a)	$425,954	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(14,567)	(13,247)
Total senior notes	2,711,387	2,986,753
Other notes payable	28,938	41,313
Notes payable	$2,740,325	$3,028,066
Estimated fair value	$2,942,710	$2,899,143

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $28.9 million and $41.3 million at June 30, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended June 30, 2019, we retired $274.0 million of our unsecured senior notes maturing in 2021 through a previously announced cash tender offer. The retirement resulted in a loss of $4.8 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt, and is reflected in other expense, net.

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at June 30, 2019 and December 31, 2018, and $253.6 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at June 30, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2019, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $746.4 million and $760.6 million at June 30, 2019 and December 31, 2018, respectively.

Joint venture debt

At June 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $29.2 million, of which $28.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project, (ii) an environmental indemnity provided to the lender, and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement (the "Repurchase Agreement") with third party lenders that matures in August 2019. The maximum aggregate commitment was $280.0 million at June 30, 2019 and was reduced to $235.0 million on July 15, 2019. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $234.2 million and $348.4 million outstanding under the Repurchase Agreement at June 30, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the six months ended June 30, 2019, we declared cash dividends totaling $61.5 million and repurchased 3.5 million shares under our repurchase authorization for $108.5 million. For the six months ended June 30, 2018, we declared cash dividends totaling $52.0 million and repurchased 3.5 million shares under our repurchase authorization for $105.1 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At June 30, 2019, we had remaining authorization to repurchase $691.4 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2019 and 2018, participants surrendered shares valued at $10.4 million and $7.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2019 was 24.9% and 24.1%, respectively, compared to 20.8% and 21.9%, respectively, for the same periods in 2018. Our effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate primarily due to state income tax expense on current year earnings and tax benefits for equity compensation. For the same periods in the prior year, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes.

At June 30, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $224.1 million and $275.6 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $22.4 million and $30.6 million of gross unrecognized tax benefits at June 30, 2019 and December 31, 2018, respectively. Additionally, we had accrued interest and penalties of $6.0 million and $5.8 million at June 30, 2019 and December 31, 2018, respectively. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $8.4 million, excluding interest and penalties, primarily due to potential audit settlements.

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

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2019	December 31, 2018

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$343,732	$461,354
Interest rate lock commitments	Level 2	11,032	9,035
Forward contracts	Level 2	(3,732)	(6,914)
Whole loan commitments	Level 2	308	(718)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$18,253
Land held for sale	Level 2	6,185	17,813

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$659,274	$1,133,700
Financial Services debt	Level 2	234,186	348,412
Senior notes payable	Level 2	2,913,772	2,857,830
Other notes payable	Level 2	28,938	41,313

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

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.7 billion and $3.0 billion at June 30, 2019 and December 31, 2018, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In addition, both CTX Mortgage and Pulte Mortgage sold certain loans originated prior to 2009 to financial institutions that were subsequently included in residential mortgage-backed securities or other securitizations issued by such financial institutions. In connection with such sales, CTX Mortgage and Pulte Mortgage have been put on notice of potential direct and / or third-party claims for indemnification arising out of litigation relating to certain of these residential mortgage-backed securities or other securitizations and, in some instances, such claims have resulted in legal proceedings against CTX Mortgage or Pulte Mortgage. We cannot yet quantify CTX Mortgage's or Pulte Mortgage's potential liability as a result of these indemnification claims. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Our recorded liabilities for all such claims decreased from $50.3 million at December 31, 2018 to $25.5 million at June 30, 2019 as the result of funding previously settled claims. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $253.6 million and $1.3 billion, respectively, at June 30, 2019 and $239.4 million and $1.3 billion, respectively, at December 31, 2018. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

Product warranty

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Warranty liabilities, beginning of period	$79,747	$70,986	$79,154	$72,709
Reserves provided	14,646	15,731	26,908	27,647
Payments	(17,931)	(17,129)	(34,061)	(31,411)
Other adjustments	4,980	2,581	9,441	3,224
Warranty liabilities, end of period	$81,442	$72,169	$81,442	$72,169

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require us to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $716.2 million and $737.0 million at June 30, 2019 and December 31, 2018, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% and 65% of the total general liability reserves at June 30, 2019 and December 31, 2018, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $16.6 million and $35.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively. These reductions were primarily the result of changes in estimates driven by claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$729,170	$771,104	$737,013	$758,812
Reserves provided	20,270	23,235	37,666	42,895
Adjustments to previously recorded reserves	(12,763)	(37,529)	(16,638)	(35,068)
Payments, net (a)	(20,459)	(31,328)	(41,823)	(41,157)
Balance, end of period	$716,218	$725,482	$716,218	$725,482

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $104.7 million and $153.0 million at June 30, 2019 and December 31, 2018, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action. During the three and six months ended June 30, 2019, we wrote-off $12.6 million and $24.2 million, respectively, of insurance receivables in connection with policy settlement negotiations with certain of our carriers.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $72.2 million and $95.7 million at June 30, 2019, respectively. During the three and six months ended June 30, 2019, we obtained an additional $1.0 million and $8.8 million, respectively, of ROU assets under operating leases. Payments on lease liabilities during the three and six months ended June 30, 2019 totaled $5.7 million and $11.5 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and six months ended June 30, 2019, our total lease expense was $9.1 million and $17.9 million, respectively, inclusive of variable lease costs of $1.6 million and $3.2 million, respectively, as well as short-term lease costs of $2.6 million and $4.8 million, respectively. Sublease income was de minimis.

The future minimum lease payments required under our leases as of June 30, 2019 are as follows ($000's omitted):

Years Ending December 31,
2019 (a)	$11,917
2020	20,972
2021	18,638
2022	17,066
2023	15,576
Thereafter	30,976
Total lease payments (b)	115,145
Less: Interest (c)	19,439
Present value of lease liabilities (d)	$95,706

(a)	Remaining payments are for the six months ending December 31, 2019.

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2019.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 5.8%, respectively, at June 30, 2019.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2019
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$581,854	$49,455	$—	$631,309
Restricted cash	—	26,295	1,670	—	27,965
Total cash, cash equivalents, and restricted cash	—	608,149	51,125	—	659,274
House and land inventory	—	7,698,117	104,375	—	7,802,492
Land held for sale	—	37,724	494	—	38,218
Residential mortgage loans available- for-sale	—	—	343,732	—	343,732
Investments in unconsolidated entities	—	57,731	515	—	58,246
Other assets	15,784	634,504	186,991	—	837,279
Intangible assets	—	132,192	—	—	132,192
Deferred tax assets, net	231,776	—	(7,672)	—	224,104
Investments in subsidiaries and intercompany accounts, net	7,647,090	692,620	8,843,660	(17,183,370)	—
	$7,894,650	$9,861,037	$9,523,220	$(17,183,370)	$10,095,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$85,543	$1,670,498	$267,265	$—	$2,023,306
Income tax liabilities	27,913	—	—	—	27,913
Financial Services debt	—	—	234,186	—	234,186
Notes payable	2,711,387	28,938	—	—	2,740,325
Total liabilities	2,824,843	1,699,436	501,451	—	5,025,730
Total shareholders’ equity	5,069,807	8,161,601	9,021,769	(17,183,370)	5,069,807
	$7,894,650	$9,861,037	$9,523,220	$(17,183,370)	$10,095,537

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,359,210	$44,349	$—	$2,403,559
Land sale and other revenues	—	29,459	10	—	29,469
	—	2,388,669	44,359	—	2,433,028
Financial Services	—	—	55,957	—	55,957
	—	2,388,669	100,316	—	2,488,985
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,814,701)	(33,454)	—	(1,848,155)
Land sale cost of revenues	—	(26,214)	—	—	(26,214)
	—	(1,840,915)	(33,454)	—	(1,874,369)
Financial Services expenses	—	(125)	(30,776)	—	(30,901)
Selling, general, and administrative expenses	—	(245,272)	(14,168)	—	(259,440)
Other income (expense), net	(4,966)	(9,276)	10,743	—	(3,499)
Intercompany interest	(2,254)	—	2,254	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(7,220)	293,081	34,915	—	320,776
Income tax (expense) benefit	1,733	(72,598)	(8,870)	—	(79,735)
Income (loss) before equity in income (loss) of subsidiaries	(5,487)	220,483	26,045	—	241,041
Equity in income (loss) of subsidiaries	246,528	24,504	162,404	(433,436)	—
Net income (loss)	241,041	244,987	188,449	(433,436)	241,041
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$241,066	$244,987	$188,449	$(433,436)	$241,066

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,421,643	$28,411	$—	$2,450,054
Land sale and other revenues	—	66,418	486	—	66,904
	—	2,488,061	28,897	—	2,516,958
Financial Services	—	—	52,764	—	52,764
	—	2,488,061	81,661	—	2,569,722
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,840,487)	(21,646)	—	(1,862,133)
Land sale cost of revenues	—	(37,884)	(299)	—	(38,183)
	—	(1,878,371)	(21,945)	—	(1,900,316)
Financial Services expenses	—	(133)	(32,091)	—	(32,224)
Selling, general, and administrative expenses	—	(221,590)	(4,466)	—	(226,056)
Other income (expense), net	(196)	(13,436)	11,676	—	(1,956)
Intercompany interest	(2,085)	—	2,085	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,281)	374,531	36,920	—	409,170
Income tax (expense) benefit	547	(75,977)	(9,651)	—	(85,081)
Income (loss) before equity in income (loss) of subsidiaries	(1,734)	298,554	27,269	—	324,089
Equity in income (loss) of subsidiaries	325,823	24,504	258,352	(608,679)	—
Net income (loss)	324,089	323,058	285,621	(608,679)	324,089
Other comprehensive income	30	—	—	—	30
Comprehensive income (loss)	$324,119	$323,058	$285,621	$(608,679)	$324,119

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,267,018	$86,397	$—	$4,353,415
Land sale revenues	—	31,785	660	—	32,445
	—	4,298,803	87,057	—	4,385,860
Financial Services	—	—	99,819	—	99,819
	—	4,298,803	186,876	—	4,485,679
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,275,596)	(65,350)	—	(3,340,946)
Land sale cost of revenues	—	(27,159)	(1,106)	—	(28,265)
	—	(3,302,755)	(66,456)	—	(3,369,211)
Financial Services expenses	—	(257)	(62,093)	—	(62,350)
Selling, general, and administrative expenses	—	(479,388)	(32,778)	—	(512,166)
Other expense, net	(5,087)	(14,264)	14,878	—	(4,473)
Intercompany interest	(4,251)	—	4,251	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,338)	502,139	44,678	—	537,479
Income tax (expense) benefit	2,241	(120,248)	(11,674)	—	(129,681)
Income (loss) before equity in income (loss) of subsidiaries	(7,097)	381,891	33,004	—	407,798
Equity in income (loss) of subsidiaries	414,895	42,808	276,100	(733,803)	—
Net income (loss)	407,798	424,699	309,104	(733,803)	407,798
Other comprehensive income	50	—	—	—	50
Comprehensive income (loss)	$407,848	$424,699	$309,104	$(733,803)	$407,848

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,316,500	$45,152	$—	$4,361,652
Land sale revenues	—	77,977	1,484	—	79,461
	—	4,394,477	46,636	—	4,441,113
Financial Services	—	—	98,702	—	98,702
	—	4,394,477	145,338	—	4,539,815
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,286,043)	(36,030)	—	(3,322,073)
Land sale cost of revenues	—	(48,714)	(1,017)	—	(49,731)
	—	(3,334,757)	(37,047)	—	(3,371,804)
Financial Services expenses	—	(275)	(64,161)	—	(64,436)
Selling, general, and administrative expenses	—	(453,535)	(13,415)	—	(466,950)
Other expense, net	(336)	(21,037)	18,110	—	(3,263)
Intercompany interest	(3,553)	—	3,553	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,889)	584,873	52,378	—	633,362
Income tax (expense) benefit	934	(125,508)	(13,947)	—	(138,521)
Income (loss) before equity in income (loss) of subsidiaries	(2,955)	459,365	38,431	—	494,841
Equity in income (loss) of subsidiaries	497,796	37,068	369,023	(903,887)	—
Net income (loss)	494,841	496,433	407,454	(903,887)	494,841
Other comprehensive income	50	—	—	—	50
Comprehensive income (loss)	$494,891	$496,433	$407,454	$(903,887)	$494,891

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$130,814	$34,461	$140,435	$—	$305,710
Cash flows from investing activities:
Capital expenditures	—	(24,707)	(4,868)	—	(29,575)
Investments in unconsolidated entities	—	(4,183)	(481)	—	(4,664)
Other investing activities, net	—	3,241	1,351	—	4,592
Business acquisition	—	(163,724)	—	—	(163,724)
Net cash provided by (used in) investing activities	—	(189,373)	(3,998)	—	(193,371)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(114,226)	—	(114,226)
Repayments of debt	(280,175)	(16,591)	(537)	—	(297,303)
Borrowings under revolving credit facility	—	—	—	—	—
Repayments under revolving credit facility	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Stock option exercises	5,208	—	—	—	5,208
Share repurchases	(118,824)	—	—	—	(118,824)
Dividends paid	(61,620)	—	—	—	(61,620)
Intercompany activities, net	324,597	(149,715)	(174,882)	—	—
Net cash provided by (used in) financing activities	(130,814)	(166,306)	(289,645)	—	(586,765)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(321,218)	(153,208)	—	(474,426)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$608,149	$51,125	$—	$659,274

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$259,028	$63,775	$224,779	$—	$547,582
Cash flows from investing activities:
Capital expenditures	—	(28,908)	(4,151)	—	(33,059)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	5,759	1,156	—	6,915
Net cash provided by (used in) investing activities	—	(24,149)	(2,995)	—	(27,144)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(173,761)	—	(173,761)
Proceeds from debt issuance	—	—	—	—	—
Repayments of debt	—	(81,758)	(674)	—	(82,432)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Debt Issuance Costs	(8,090)	—	—	—	(8,090)
Stock option exercises	4,467	—	—	—	4,467
Share repurchases	(112,491)	—	—	—	(112,491)
Dividends paid	(52,384)	—	—	—	(52,384)
Intercompany activities, net	(90,530)	236,776	(146,246)	—	—
Net cash provided by (used in) financing activities	(259,028)	155,018	(320,681)	—	(424,691)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	194,644	(98,897)	—	95,747
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$352,445	$49,470	$—	$401,915

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Demand improved in the second quarter of 2019, as we experienced increased traffic to our communities and higher new order volume relative to the same period in 2018. The improvement was due, in part, to lower mortgage rates and slower price appreciation, which combined to ease the affordability issues faced by homebuyers that had created a more challenging environment in the back half of 2018. We also continue to see U.S. housing demand being supported by a number of positive market dynamics, including an expanding economy, ongoing growth in jobs and wages, low unemployment, and high consumer confidence. Accordingly, we continue to maintain a positive view on the overall housing cycle and our competitive position in the markets in which we operate, as reflected in the following capital activities during the six months ended June 30, 2019:

•	Repurchasing $108.5 million of common shares and increasing our share repurchase authorization by $500.0 million;

•	Completing a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021;

•	Acquiring the homebuilding operations of American West located in Las Vegas, Nevada, for $163.7 million;

•	Continuing to invest in new communities, as reflected in the increase to 877 active communities; and

•	Increasing our quarterly dividend to $0.11 per share, an increase of $0.02 per share from 2018.

Within this environment, we expect to remain disciplined in our business practices, while looking to capitalize on market opportunities that can help deliver long-term growth and strong financial performance. The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income before income taxes:
Homebuilding	$295,698	$388,453	$499,993	$598,811
Financial Services	25,078	20,717	37,486	34,551
Income before income taxes	320,776	409,170	537,479	633,362
Income tax expense	(79,735)	(85,081)	(129,681)	(138,521)
Net income	$241,041	$324,089	$407,798	$494,841
Per share data - assuming dilution:
Net income	$0.86	$1.12	$1.45	$1.71

•
Homebuilding income before income taxes for the three and six months ended June 30, 2019 decreased 24% and 17%, respectively, compared with prior year periods primarily due to significant land sale gains and insurance adjustments of $26.4 million and $37.9 million, respectively, in the three months ended June 30, 2018.

•
Financial Services income before income taxes, for the three and six months ended June 30, 2019, increased 21% and 8%, respectively, compared with prior periods primarily as the result of higher volume and improved margin per loan.

•
Our effective tax rate for the three and six months ended June 30, 2019 was 24.9% and 24.1%, respectively, compared to 20.8% and 21.9%, respectively, for the same periods in 2018. Our effective tax rates for the three and six months ended June 30, 2019 were higher than the prior year periods primarily due to tax benefits realized in the prior periods relating to Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year and tax law changes occurring in 2018.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Home sale revenues	$2,403,559	(2)%	$2,450,054	$4,353,415	—%	$4,361,652
Land sale and other revenues (a)	29,469	(56)%	66,904	32,445	(59)%	79,461
Total Homebuilding revenues	2,433,028	(3)%	2,516,958	4,385,860	(1)%	4,441,113
Home sale cost of revenues (b)	(1,848,155)	(1)%	(1,862,133)	(3,340,946)	1%	(3,322,073)
Land sale cost of revenues	(26,214)	(31)%	(38,183)	(28,265)	(43)%	(49,731)
Selling, general, and administrative expenses ("SG&A") (c)	(259,440)	15%	(226,056)	(512,166)	10%	(466,950)
Other expense, net	(3,521)	65%	(2,133)	(4,490)	27%	(3,548)
Income before income taxes	$295,698	(24)%	$388,453	$499,993	(17)%	$598,811

Supplemental data:
Gross margin from home sales	23.1%	(90) bps	24.0%	23.3%	(50) bps	23.8%
SG&A as a percentage of home sale revenues (c)	10.8%	160 bps	9.2%	11.8%	110 bps	10.7%
Closings (units)	5,589	(3)%	5,741	10,224	(1)%	10,367
Average selling price	$430	1%	$427	$426	1%	$421
Net new orders (d):
Units	6,792	7%	6,341	13,255	—%	13,216
Dollars	$2,890,709	7%	$2,694,271	$5,626,561	1%	$5,587,823
Cancellation rate	14%		14%	13%		13%
Active communities	877	3%	849	860	3%	833
Backlog at June 30:
Units				11,793	—%	11,845
Dollars				$5,109,293	(2)%	$5,205,234

(a)	Includes net gains of $26.4 million related to two land sale transactions in California that closed during the three and six months ended June 30, 2018 (see Note 3).

(b)	Includes the amortization of capitalized interest.

(c)
Includes insurance reserve reversals of $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, and $37.5 million and $35.1 million for the three and six months ended June 30, 2018, respectively, and write-offs of insurance receivables of $12.6 million and $24.2 million for the three and six months ended June 30, 2019 (see Note 8).

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2019 were lower than the prior year by $46.5 million and $8.2 million, respectively. For the three months ended June 30, 2019, the 2% decrease was attributable to a 3% decrease in closings partially offset by a 1% increase in average selling price. For the six months ended June 30, 2019, the slight decrease was attributable to a 1% decrease in closings partially offset by a 1% increase in average selling price. The lower revenues in the three and six months ended June 30, 2019, were primarily attributable to our Northern California Division, which reflects the completion, or near completion, of several high performing communities combined with moderating demand in that market.

Home sale gross margins

Home sale gross margins were 23.1% and 23.3% for the three and six months ended June 30, 2019, respectively, compared to 24.0% and 23.8% for the three and six months ended June 30, 2018, respectively. Gross margins for the three and six months ended June 30, 2019 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix, such as the aforementioned shift related to Northern California. The supportive pricing environment that exists in many of our markets is allowing us to effectively manage ongoing pressure in house and land costs and slightly higher amortized interest costs (1.8% for both the three and six months ended June 30, 2019, compared to 1.6% for the same periods in 2018), though sales discounts have increased moderately in response to the affordability issues faced by homebuyers and our increased use of speculative inventory.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $3.3 million and $4.2 million for the three and six months ended June 30, 2019 compared to $28.7 million and $29.7 million for the three and six months ended June 30, 2018. The gains in 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million (see Note 3).

SG&A

SG&A as a percentage of home sale revenues was 10.8% and 11.8% for the three and six months ended June 30, 2019, compared with 9.2% and 10.7% for the three and six months ended June 30, 2018. The gross dollar amount of our SG&A increased $33.4 million, or 15%, for the three months ended June 30, 2019 compared to June 30, 2018 and $45.2 million, or 10%, for the six months ended June 30, 2019 compared to June 30, 2018. The increase is primarily attributable to insurance reserve reversals of $37.5 million and $35.1 million in the three and six months ended June 30, 2018, respectively (see Note 8).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,516)	$(1,652)	$(5,433)	$(4,261)
Amortization of intangible assets	(3,550)	(3,450)	(7,000)	(6,900)
Loss on debt retirement (see Note 4)	(4,843)	(76)	(4,843)	(76)
Interest income	4,471	835	9,420	1,399
Interest expense	(146)	(165)	(290)	(308)
Equity in earnings of unconsolidated entities	129	265	165	1,226
Miscellaneous, net	2,934	2,110	3,491	5,372
Total other expense, net	$(3,521)	$(2,133)	$(4,490)	$(3,548)

Net new orders

Net new orders in units increased 7% while net new orders in dollars increased 7% for the three months ended June 30, 2019, as compared with the prior year period. Net new orders for the six months ended June 30, 2019 were essentially flat as compared with the prior year period. Our order volume was lower in the first quarter of 2019 as the result of the industry-wide softening that began in the second quarter of 2018. Demand improved in the second quarter of 2019, especially among first-time buyers, in part due to meaningfully lower mortgage interest rates. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% for the three months ended June 30, 2019 and 2018 and 13% for the six months ended June 30, 2019 and 2018. Ending backlog, which represents orders for homes that have not yet closed, remained consistent at June 30, 2019 compared with June 30, 2018.

Homes in production

The following is a summary of our homes in production:

	June 30, 2019	June 30, 2018
Sold	8,528	8,550
Unsold
Under construction	2,316	2,043
Completed	610	565
	2,926	2,608
Models	1,235	1,192
Total	12,689	12,350

The number of homes in production at June 30, 2019 was 3% higher than at June 30, 2018. The increase in homes under production resulted from an increase in the number of unsold, or "spec", homes, which is a result of a strategic decision to allow spec production to run higher to ensure access to construction labor and to position communities for the primary selling season.

Controlled lots

The following is a summary of our lots under control at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,415	4,710	10,125	5,813	3,694	9,507
Southeast	16,161	11,963	28,124	15,800	11,806	27,606
Florida	18,334	16,106	34,440	18,652	15,855	34,507
Midwest	10,398	9,717	20,115	10,097	11,883	21,980
Texas	16,317	10,194	26,511	14,380	11,035	25,415
West	26,380	8,247	34,627	24,788	5,774	30,562
Total	93,005	60,937	153,942	89,530	60,047	149,577

Developed (%)	39%	19%	31%	39%	21%	32%

Of our total controlled lots, 93,005 and 89,530 were owned and 60,937 and 60,047 were controlled under land option agreements at June 30, 2019 and December 31, 2018, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $2.8 billion at June 30, 2019. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $255.4 million, of which $10.0 million is refundable, at June 30, 2019.

Homebuilding Segment Operations

As of June 30, 2019, we conducted our operations in 42 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Home sale revenues:
Northeast	$186,006	(6)%	$198,811	$296,269	(11)%	$331,151
Southeast	405,960	(9)%	444,720	780,415	(5)%	818,163
Florida	530,534	16%	455,533	926,665	16%	796,605
Midwest	345,670	(3)%	354,855	638,522	(2)%	651,750
Texas	342,626	4%	330,215	611,367	6%	575,324
West	592,763	(11)%	665,920	1,100,177	(7)%	1,188,659
	$2,403,559	(2)%	$2,450,054	$4,353,415	—%	$4,361,652
Income (loss) before income taxes (a):
Northeast	$26,212	4%	$25,158	$34,140	(1)%	$34,470
Southeast	42,499	(22)%	54,357	80,355	(15)%	94,814
Florida	80,066	19%	67,491	129,662	15%	112,436
Midwest	42,962	—%	43,050	69,120	(3)%	71,451
Texas	49,144	(3)%	50,859	80,115	(2)%	81,395
West (b)	94,443	(39)%	154,414	184,625	(24)%	243,619
Other homebuilding (c)	(39,628)	(476)%	(6,876)	(78,024)	(98)%	(39,374)
	$295,698	(24)%	$388,453	$499,993	(17)%	$598,811

(a)	Includes land-related charges as summarized in the table below.

(b)	Includes gains of $26.4 million related to two land sale transactions in California in the three and six months ended June 30, 2018 (see Note 3).

(c)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, and $37.5 million and $35.1 million for the three and six months ended June 30, 2018, respectively, and write-offs of insurance receivables of $12.6 million and $24.2 million for the three and six months ended June 30, 2019 (see Note 8).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Closings (units):
Northeast	349	(13)%	401	568	(13)%	652
Southeast	951	(11)%	1,072	1,848	(7)%	1,996
Florida	1,252	10%	1,134	2,260	12%	2,021
Midwest	822	(6)%	872	1,548	(6)%	1,639
Texas	1,119	2%	1,096	1,968	3%	1,905
West	1,096	(6)%	1,166	2,032	(6)%	2,154
	5,589	(3)%	5,741	10,224	(1)%	10,367

Average selling price:
Northeast	$533	7%	$496	$522	3%	$508
Southeast	427	3%	415	422	3%	410
Florida	424	5%	402	410	4%	394
Midwest	421	3%	407	412	4%	398
Texas	306	2%	301	311	3%	302
West	541	(5)%	571	541	(2)%	552
	$430	1%	$427	$426	1%	$421

Net new orders - units:
Northeast	455	1%	450	816	(9)%	898
Southeast	1,214	11%	1,093	2,287	(3)%	2,352
Florida	1,460	8%	1,347	2,806	1%	2,791
Midwest	975	(8)%	1,055	1,999	(7)%	2,157
Texas	1,323	12%	1,183	2,689	7%	2,506
West	1,365	13%	1,213	2,658	6%	2,512
	6,792	7%	6,341	13,255	0%	13,216

Net new orders - dollars:
Northeast	$244,346	4%	$234,492	$440,644	(6)%	$469,142
Southeast	502,970	10%	459,197	957,358	(3)%	983,106
Florida	600,738	10%	547,704	1,151,043	3%	1,120,479
Midwest	399,199	(7)%	427,996	824,841	(6)%	878,522
Texas	407,927	9%	373,118	819,970	5%	777,972
West	735,529	13%	651,764	1,432,705	5%	1,358,602
	$2,890,709	7%	$2,694,271	$5,626,561	1%	$5,587,823

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Cancellation rates:
Northeast	13%		9%	12%		8%
Southeast	10%		12%	11%		11%
Florida	12%		12%	12%		12%
Midwest	12%		12%	11%		11%
Texas	16%		18%	15%		17%
West	17%		15%	16%		14%
	14%		14%	13%		13%

Unit backlog:
Northeast				718	(5)%	758
Southeast				2,049	(1)%	2,072
Florida				2,435	(1)%	2,448
Midwest				1,853	(8)%	2,005
Texas				2,213	9%	2,027
West				2,525	—%	2,535
				11,793	—%	11,845

Backlog dollars:
Northeast				$402,186	3%	$391,642
Southeast				875,973	(1)%	883,109
Florida				1,024,429	2%	1,005,463
Midwest				774,739	(5)%	815,311
Texas				694,816	6%	652,445
West				1,337,150	(8)%	1,457,264
				$5,109,293	(2)%	$5,205,234

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Land-related charges*:
Northeast	$130	$498	$454	$1,683
Southeast	2,015	689	2,587	1,731
Florida	765	226	1,246	409
Midwest	203	372	1,306	1,118
Texas	414	220	482	270
West	216	148	647	361
Other homebuilding	88	269	88	269
	$3,831	$2,422	$6,810	$5,841

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the second quarter of 2019, Northeast home sale revenues decreased by 6% when compared with the prior year period due to a 13% decrease in closings partially offset by a 7% increase in average selling price. The decrease in closings occurred across all markets due to the softening in demand that began in mid-2018 while the increase in average selling price occurred across all markets as the result of shifts in product mix. Income before income taxes increased 4% primarily due to improved overhead management. Net new orders increased primarily as a result of strength in New England and Mid-Atlantic markets with the Northeast Corridor experiencing a decrease.

For the six months ended June 30, 2019, Northeast home sale revenues decreased by 11% when compared with the prior year period due to a 13% decrease in closings partially offset by a 3% increase in average selling price. The decrease in closings occurred across all markets due to the softening in demand that began in mid-2018 while the increase in average selling price resulted from shifts in product mix. Net new orders decreased primarily as a result of weakness in the Northeast Corridor with all other markets experiencing increases.

Southeast

For the second quarter of 2019, Southeast home sale revenues decreased 9% compared with the prior year as the result of a 11% decrease in closings partially offset by a 3% increase in average selling price. The decrease in closings occurred across all markets except South Carolina while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 22% primarily as a result of lower revenues and gross margin. Net new orders increased across the majority of markets.

For the six months ended June 30, 2019, Southeast home sale revenues decreased 5% compared with the prior year as the result of a 7% decrease in closings partially offset by a 3% increase in average selling. The decrease in closings occurred across all markets except South Carolina while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 15% primarily as a result of lower revenues and gross margin. Net new orders decreased primarily as a result of weakness in Georgia and Tennessee with all other markets experiencing increases.

Florida

For the second quarter of 2019, Florida home sale revenues increased 16% compared with the prior year period due to a 10% increase in closings combined with a 5% increase in the average selling price. The increased closings occurred across the majority of markets while the increased average selling price occurred across all markets. Income before income taxes increased 19% due to the higher revenues. Net new orders increased across all markets.

For the six months ended June 30, 2019, Florida home sale revenues increased 16% compared with the prior year period due to a 12% increase in closings combined with a 4% increase in the average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred in the majority of markets. Income before income taxes increased 15% due to the higher revenues. Net new orders increased slightly with mixed results across markets.

Midwest

For the second quarter of 2019, Midwest home sale revenues decreased 3% compared with the prior year period due to a 6% decrease in closings, partially offset by a 3% increase in average selling price. The decrease in closings occurred across the majority of markets. Income before income taxes decreased primarily due to the decreased revenues. Net new orders decreased across all markets.

For the six months ended June 30, 2019, Midwest home sale revenues decreased 2% compared with the prior year period due to a 6% decrease in closings, partially offset by a 4% increase in average selling price. The decrease in closings occurred across the majority of markets. Income before income taxes decreased primarily due to the decreased revenues. Net new orders decreased across all markets.

Texas

For the second quarter of 2019, Texas home sale revenues increased 4% compared with the prior year period due to a 2% increase in closings combined with a 2% increase in the average selling price. The increase in closings occurred in all markets except Houston. Houston closings were impacted by the timing of new communities, as overall demand remains strong there. Net new orders increased in all markets.

For the six months ended June 30, 2019, Texas home sale revenues increased 6% compared with the prior year period due to a 3% increase in closings combined with a 3% increase in the average selling price. The increase in closings occurred in all markets except Houston. Houston closings were impacted by the timing of new communities, as overall demand remains strong there. Net new orders increased in all markets except Dallas, which experienced a slight decline.

West

For the second quarter of 2019, West home sale revenues decreased 11% compared with the prior year period due to a 6% decrease in closings and a 5% decrease in average selling price. Revenues were higher in most markets, but lower revenues in Northern California impacted the overall result. The decline in Northern California is the result of prior period completion, or near completion, of several high performing communities combined with moderating demand in that market. Income before income taxes decreased 39% primarily as a result of two significant land sale gains in California during the three months ended June 30, 2018, totaling $26.4 million, as well as the lower performance in Northern California. Net new orders increased with significant increases in Las Vegas, which benefited from the American West acquisition, and Arizona.

For the six months ended June 30, 2019, West home sale revenues decreased 7% compared with the prior year period due to a 6% decrease in closings and a 2% decrease in average selling price. Revenues were higher in most markets, but lower revenues in Northern California impacted the overall result. The decline in Northern California is the result of prior period completion, or near completion, of several high performing communities combined with moderating demand in that market. Income before income taxes decreased 24% primarily as a result of two significant land sale gains during the three months ended June 30, 2018, totaling $26.4 million, as well as the lower performance in Northern California. Net new orders increased with significant increases in Las Vegas, which benefited from the American West acquisition, and Arizona.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding as Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities, excluding cash closings, from our Homebuilding operations is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Mortgage revenues	$39,833	3%	$38,668	$71,706	(3)%	$73,695
Title services revenues	13,210	13%	11,666	23,052	12%	20,603
Insurance brokerage commissions	2,914	20%	2,430	5,061	15%	4,404
Total Financial Services revenues	55,957	6%	52,764	99,819	1%	98,702
Expenses	(30,901)	(4)%	(32,224)	(62,350)	(3)%	(64,436)
Other income (expense), net	22	(88)%	177	17	(94)%	285
Income before income taxes	$25,078	21%	$20,717	$37,486	8%	$34,551
Total originations:
Loans	3,720	2%	3,635	6,718	1%	6,627
Principal	$1,161,906	4%	$1,122,017	$2,076,617	2%	$2,031,817

	Six Months Ended
	June 30,
	2019	2018
Supplemental data:
Capture rate	80.4%	76.6%
Average FICO score	750	751
Loan application backlog	$2,861,763	$2,714,571
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	20%
Other agency	71%	67%
Total agency	91%	87%
Non-agency	9%	13%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2019 increased 6% and 1%, respectively, compared with the same periods in 2018. These increases occurred primarily as the result of the higher production volume, which stemmed in part from the improved capture rate and higher revenue per loan.

Income before income taxes

Income before income taxes for the three and six months ended June 30, 2019 increased 21% and 8%, respectively, compared with the prior year periods. The increases versus the prior year were due primarily to higher volume and improved margin per loan.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2019 was 24.9% and 24.1%, respectively, compared to 20.8% and 21.9%, respectively, for the same periods in 2018. Our effective tax rate for the three and six months ended June 30, 2019 is higher than the prior year periods primarily due to tax benefits realized in the prior periods relating to the Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year and tax law changes occurring in 2018.

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

At June 30, 2019, we had unrestricted cash and equivalents of $631.3 million, restricted cash balances of $28.0 million, and $746.4 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 35.1% at June 30, 2019.

Unsecured senior notes

We had $2.7 billion and $3.0 billion of unsecured senior notes outstanding at June 30, 2019 and December 31, 2018, respectively, with no repayments due until 2021, when $426.0 million of unsecured senior notes are scheduled to mature. During the three months ended June 30, 2019, we retired $274.0 million of our unsecured senior notes maturing in 2021 through a previously announced cash tender offer. The retirement resulted in losses totaling $4.8 million which includes the write-off of unamortized discounts and transaction fees related to the repurchased debt and is reflected in other expense, net.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $28.9 million and $41.3 million at June 30, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at June 30, 2019 and December 31, 2018, and $253.6 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at June 30, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving

Credit Facility). As of June 30, 2019, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders that matures in August 2019. The maximum aggregate commitment was $280.0 million at June 30, 2019 and was reduced to $235.0 million on July 25, 2019. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $234.2 million and $348.4 million outstanding under the Repurchase Agreement at June 30, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the six months ended June 30, 2019, we declared cash dividends totaling $61.5 million and repurchased 3.5 million shares under our repurchase authorization totaling $108.5 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At June 30, 2019, we had remaining authorization to repurchase $691.4 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2019 was $305.7 million, compared with net cash provided by operating activities of $547.6 million for the six months ended June 30, 2018. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2019 was primarily due to our net income of $407.8 million, supplemented by $51.5 million of deferred income taxes and a seasonal $117.0 million decrease in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $399.5 million resulting from ongoing land acquisition and development investment to support future growth, combined with a seasonal build of house inventory.

Our net cash provided by operating activities for the six months ended June 30, 2018 was primarily due to pretax income of $633.4 million, supplemented by $127.0 million of deferred income taxes and a seasonal reduction of $199.6 million in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $281.4 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support our higher backlog.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2019 was $193.4 million, compared with net cash used in investing activities of $27.1 million for the six months ended June 30, 2018. These cash outflows primarily reflected our acquisition of American West in April 2019 for $163.7 million, as well as, capital expenditures of $29.6 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2019 totaled $586.8 million, compared with net cash used in financing activities of $424.7 million for the six months ended June 30, 2018. The net cash used in financing activities for the six months ended June 30, 2019 resulted primarily from the repurchase of 3.5 million common shares for $108.5 million under our share repurchase authorization, repayments of debt totaling $297.3 million, payments of $61.6 million in cash dividends, and net repayments of $114.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2018 resulted primarily from the repurchase of 3.5 million common shares for $105.1 million under our repurchase authorization, repayments of debt totaling $82.4 million, payments of $52.4 million in cash dividends, and net repayments of $173.8 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2019, we had outstanding letters of credit totaling $253.6 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.3 billion at June 30, 2019, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2019, these agreements had an aggregate remaining purchase price of $2.8 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At June 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $29.2 million of which $28.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2019 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2019 ($000’s omitted):

	As of June 30, 2019 for the Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$12,597	$8,470	$432,674	$1,152	$—	$2,300,000	$2,754,893	$2,942,710
Average interest rate	5.08%	5.27%	4.26%	3.51%	—%	5.90%	5.63%

Variable rate debt (a)	$234,186	$—	$—	$—	$—	$—	$234,186	$234,186
Average interest rate	4.49%	—%	—%	—%	—%	—%	4.49%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2019 to April 30, 2019	263,783	$29.52	263,783	$267,094	(2)
May 1, 2019 to May 31, 2019	891,398	$31.98	891,398	$738,583	(2)
June 1, 2019 to June 30, 2019	1,467,895	$32.14	1,467,895	$691,411	(2)
Total	2,623,076	$31.82	2,623,076

(1)
During the six months ended June 30, 2019, participants surrendered 0.4 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs.

(2)
During the six months ended June 30, 2019, we repurchased 3.5 million shares for a total of $108.5 million under an existing share repurchase program authorized by the Company's Board of Directors. The share repurchase authorization, which was increased by $500.0 million in May 2019, has $691.4 million remaining as of June 30, 2019. There is no expiration date for this program.

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 23, 2019