Form 10-Q
period 2019-09-30
PULTEGROUP INC/MI/
filed 2019-10-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
Number of common shares outstanding as of October 17, 2019: 270,999,901

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash and equivalents	$736,986	$1,110,088
Restricted cash	31,658	23,612
Total cash, cash equivalents, and restricted cash	768,644	1,133,700
House and land inventory	7,830,059	7,253,353
Land held for sale	34,495	36,849
Residential mortgage loans available-for-sale	383,893	461,354
Investments in unconsolidated entities	62,182	54,590
Other assets	864,846	830,359
Intangible assets	128,592	127,192
Deferred tax assets, net	191,802	275,579
	$10,264,513	$10,172,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$389,843	$352,029
Customer deposits	333,672	254,624
Accrued and other liabilities	1,327,241	1,360,483
Income tax liabilities	38,624	11,580
Financial Services debt	249,360	348,412
Notes payable	2,744,181	3,028,066
	5,082,921	5,355,194
Shareholders' equity	5,181,592	4,817,782
	$10,264,513	$10,172,976

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Homebuilding
Home sale revenues	$2,637,002	$2,572,236	$6,990,417	$6,933,888
Land sale and other revenues	8,548	25,510	40,993	104,971
	2,645,550	2,597,746	7,031,410	7,038,859
Financial Services	64,815	51,620	164,634	150,322
Total revenues	2,710,365	2,649,366	7,196,044	7,189,181

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,028,622)	(1,954,160)	(5,369,568)	(5,276,232)
Land sale cost of revenues	(7,350)	(22,060)	(35,615)	(71,791)
	(2,035,972)	(1,976,220)	(5,405,183)	(5,348,023)

Financial Services expenses	(32,514)	(32,213)	(94,864)	(96,650)
Selling, general, and administrative expenses	(270,625)	(252,757)	(782,791)	(719,706)
Other expense, net	(5,108)	(3,488)	(9,581)	(6,753)
Income before income taxes	366,146	384,688	903,625	1,018,049
Income tax expense	(93,042)	(95,153)	(222,723)	(233,674)
Net income	$273,104	$289,535	$680,902	$784,375

Per share:
Basic earnings	$0.99	$1.01	$2.44	$2.72
Diluted earnings	$0.99	$1.01	$2.44	$2.71
Cash dividends declared	$0.11	$0.09	$0.33	$0.27

Number of shares used in calculation:
Basic	272,992	283,489	275,734	285,127
Effect of dilutive securities	640	1,183	858	1,301
Diluted	273,632	284,672	276,592	286,428

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$273,104	$289,535	$680,902	$784,375

Other comprehensive income, net of tax:
Change in value of derivatives	25	25	75	75
Other comprehensive income	25	25	75	75

Comprehensive income	$273,129	$289,560	$680,977	$784,450

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, June 30, 2019	274,975	$2,750	$3,225,874	$(295)	$1,841,478	$5,069,807
Stock option exercises	110	1	1,158	—	—	1,159
Share issuances	13	—	—	—	—	—
Dividends declared	—	—	—	—	(30,132)	(30,132)
Share repurchases	(4,127)	(41)	—	—	(135,876)	(135,917)
Cash paid for shares withheld for taxes	—	—	—	—	(372)	(372)
Share-based compensation	—	—	3,918	—	—	3,918
Net income	—	—	—	—	273,104	273,104
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, September 30, 2019	270,971	$2,710	$3,230,950	$(270)	$1,948,202	$5,181,592

Shareholders' equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	544	5	6,362	—	—	6,367
Share issuances	987	10	5,790	—	—	5,800
Dividends declared	—	—	—	—	(91,595)	(91,595)
Share repurchases	(7,670)	(76)	—	—	(244,312)	(244,388)
Cash paid for shares withheld for taxes	—	—	—	—	(10,722)	(10,722)
Share-based compensation	—	—	17,371	—	—	17,371
Net income	—	—	—	—	680,902	680,902
Other comprehensive income	—	—	—	75	—	75
Shareholders' equity, September 30, 2019	270,971	$2,710	$3,230,950	$(270)	$1,948,202	$5,181,592

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, June 30, 2018	284,362	$2,843	$3,191,087	$(395)	$1,333,176	$4,526,711
Cumulative effect of accounting change	—	—	—	—	—	—
Stock option exercises	80	1	994	—	—	995
Share issuances	(6)	1	(1)	—	—	—
Dividends declared	—	—	—	—	(25,707)	(25,707)
Share repurchases	(2,369)	(24)	—	—	(66,924)	(66,948)
Cash paid for shares withheld for taxes	—	—	—	—	—	—
Share-based compensation	—	—	4,267	—	—	4,267
Net income	—	—	—	—	289,535	289,535
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, September 30, 2018	282,067	$2,821	$3,196,347	$(370)	$1,530,080	$4,728,878

Shareholders' equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	514	5	5,457	—	—	5,462
Share issuances	611	6	3,474	—	—	3,480
Dividends declared	—	—	—	—	(77,673)	(77,673)
Share repurchases	(5,810)	(58)	—	—	(172,002)	(172,060)
Cash paid for shares withheld for taxes	—	—	(284)	—	(7,092)	(7,376)
Share-based compensation	—	—	16,158	—	—	16,158
Net income	—	—	—	—	784,375	784,375
Other comprehensive income	—	—	—	75	—	75
Shareholders' equity, September 30, 2018	282,067	$2,821	$3,196,347	$(370)	$1,530,080	$4,728,878

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$680,902	$784,375
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	83,752	230,335
Land-related charges	17,549	13,973
Depreciation and amortization	40,302	36,717
Share-based compensation expense	21,389	21,521
Other, net	2,567	(3,466)
Increase (decrease) in cash due to:
Inventories	(427,183)	(263,734)
Residential mortgage loans available-for-sale	76,813	218,900
Other assets	4,146	(22,117)
Accounts payable, accrued and other liabilities	82,543	(1,524)
Net cash provided by (used in) operating activities	582,780	1,014,980
Cash flows from investing activities:
Capital expenditures	(43,162)	(46,529)
Investments in unconsolidated entities	(8,515)	(1,000)
Business acquisition	(163,724)	—
Other investing activities, net	5,009	15,545
Net cash provided by (used in) investing activities	(210,392)	(31,984)
Cash flows from financing activities:
Repayments of notes payable	(297,411)	(82,655)
Borrowings under revolving credit facility	—	1,566,000
Repayments under revolving credit facility	—	(1,566,000)
Financial Services borrowings (repayments)	(99,052)	(187,071)
Debt issuance costs	—	(8,165)
Stock option exercises	6,368	5,462
Share repurchases	(244,388)	(172,060)
Cash paid for shares withheld for taxes	(10,726)	(7,379)
Dividends paid	(92,235)	(78,284)
Net cash provided by (used in) financing activities	(737,444)	(530,152)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(365,056)	452,844
Cash, cash equivalents, and restricted cash at beginning of period	1,133,700	306,168
Cash, cash equivalents, and restricted cash at end of period	$768,644	$759,012

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$19,569	$16,747
Income taxes paid (refunded), net	$60,329	$88,544

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

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,455)	$(3,136)	$(7,888)	$(7,398)
Amortization of intangible assets	(3,600)	(3,450)	(10,600)	(10,350)
Loss on debt retirement (see Note 4)	—	—	(4,843)	(76)
Interest income	3,554	1,842	12,974	3,240
Interest expense	(147)	(152)	(437)	(460)
Equity in earnings of unconsolidated entities	211	886	377	2,112
Miscellaneous, net	(2,671)	522	836	6,179
Total other expense, net	$(5,108)	$(3,488)	$(9,581)	$(6,753)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $333.7 million and $254.6 million at September 30, 2019 and December 31, 2018, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $34.1 million at September 30, 2019.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$273,104	$289,535	$680,902	$784,375
Less: earnings distributed to participating securities	(298)	(279)	(911)	(874)
Less: undistributed earnings allocated to participating securities	(2,411)	(2,871)	(6,075)	(7,752)
Numerator for basic earnings per share	$270,395	$286,385	$673,916	$775,749
Add back: undistributed earnings allocated to participating securities	2,411	2,871	6,075	7,752
Less: undistributed earnings reallocated to participating securities	(2,405)	(2,859)	(6,057)	(7,724)
Numerator for diluted earnings per share	$270,401	$286,397	$673,934	$775,777

Denominator:
Basic shares outstanding	272,992	283,489	275,734	285,127
Effect of dilutive securities	640	1,183	858	1,301
Diluted shares outstanding	273,632	284,672	276,592	286,428

Earnings per share:
Basic	$0.99	$1.01	$2.44	$2.72
Diluted	$0.99	$1.01	$2.44	$2.71

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2019 and December 31, 2018, residential mortgage loans available-for-sale had an aggregate fair value of $383.9 million and $461.4 million, respectively, and an aggregate outstanding principal balance of $373.1 million and $444.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.6 million and $(0.7) million for the three months ended September 30, 2019 and 2018, respectively, and $(0.7) million and $(1.0) million for the nine months ended September 30, 2019 and 2018, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $36.3 million and $27.8 million for the three months ended September 30, 2019 and 2018, respectively, and $90.6 million and $83.9 million for the nine months ended September 30, 2019 and 2018, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2019 and December 31, 2018, we had aggregate IRLCs of $388.2 million and $285.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2019 and December 31, 2018, we had unexpired forward contracts of $523.0 million and $511.0 million, respectively, and whole loan investor

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commitments of $209.2 million and $187.8 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2019		December 31, 2018
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,438	$435	$9,196	$161
Forward contracts	1,035	1,099	315	7,229
Whole loan commitments	560	284	393	1,111
	$13,033	$1,818	$9,904	$8,501

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, goodwill impairment will now be determined by evaluating the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for us for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect that the standard will have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2019	December 31, 2018
Homes under construction	$3,144,251	$2,630,158
Land under development	4,254,048	4,129,225
Raw land	431,760	493,970
	$7,830,059	$7,253,353

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest in inventory, beginning of period	$234,709	$243,627	$227,495	$226,611
Interest capitalized	39,893	42,743	123,924	130,474
Interest expensed	(46,040)	(43,583)	(122,857)	(114,298)
Interest in inventory, end of period	$228,562	$242,787	$228,562	$242,787

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2019 or December 31, 2018 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of September 30, 2019 and December 31, 2018 ($000’s omitted):

	September 30, 2019		December 31, 2018
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$120,490	$1,238,526	$90,717	$1,079,507
Other land options	167,067	2,017,422	127,851	1,522,903
	$287,557	$3,255,948	$218,568	$2,602,410

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Classification	2019	2018	2019	2018
Land impairments	Home sale cost of revenues	$5,919	$3,502	$6,007	$4,054
Net realizable value ("NRV") adjustments - land held for sale	Land sale cost of revenues	2,366	1,494	3,654	2,521
Write-offs of deposits and pre-acquisition costs	Other expense, net	2,455	3,136	7,888	7,398
		$10,740	$8,132	$17,549	$13,973

Land impairments relate to communities that are either active or that we intend to eventually open and build out. On a quarterly basis, we review each of our land positions and perform detailed impairment calculations for communities that display indicators of potential impairment. We determine the fair value of a community's inventory using a combination of discounted cash flow models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the cash flow models are specific to each community and typically do not assume improvements in market conditions in the near term. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. Accordingly, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities during the nine months ended September 30, 2019 and 2018 ($000's omitted):

	Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Average Selling Price	Quarterly Sales Pace (homes)	Discount Rate
2019	2	$2,610	$6,007	$466 to $550	1 to 3	12% to 14%
2018	2	$5,809	$4,054	$512 to $586	3 to 4	12%

As explained in Note 1, we periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. NRVs occur when circumstances indicate that the carrying value of land held for sale will not be fully recovered.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our evaluations for impairments, NRVs, and pre-acquisition costs are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Northeast	$209,696	$185,614	$520,425	$518,676
Southeast	456,244	451,600	1,240,782	1,271,730
Florida	539,269	506,670	1,470,866	1,311,016
Midwest	403,916	412,803	1,048,090	1,066,775
Texas	359,717	347,986	971,606	925,317
West	676,708	693,073	1,779,641	1,945,345
	2,645,550	2,597,746	7,031,410	7,038,859
Financial Services	64,815	51,620	164,634	150,322
Consolidated revenues	$2,710,365	$2,649,366	$7,196,044	$7,189,181

Income (loss) before income taxes:
Northeast	$37,285	$18,938	$71,425	$53,408
Southeast (a)	42,313	51,920	122,668	146,735
Florida	89,186	73,802	218,848	186,238
Midwest	55,286	52,438	124,406	123,889
Texas	53,502	55,382	133,617	136,777
West (b)	100,034	138,698	284,659	382,317
Other homebuilding (c)	(43,744)	(26,123)	(121,769)	(65,497)
	333,862	365,055	833,854	963,867
Financial Services	32,284	19,633	69,771	54,182
Consolidated income before income taxes	$366,146	$384,688	$903,625	$1,018,049

(a)	Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community.

(b)	West includes gains of $26.4 million related to two land sale transactions in California that closed in the nine months ended September 30, 2018.

(c)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $18.3 million and $40.1 million for the nine months ended September 30, 2019 and 2018, respectively, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Land-related charges*:
Northeast	$253	$1,385	$707	$3,068
Southeast	8,167	663	10,754	2,394
Florida	225	262	1,471	671
Midwest	528	4,959	1,832	6,078
Texas	94	47	577	317
West	1,166	425	1,813	786
Other homebuilding	307	391	395	659
	$10,740	$8,132	$17,549	$13,973

*
Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	September 30, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$379,753	$247,743	$14,915	$642,411	$743,466
Southeast	458,248	683,470	99,291	1,241,009	1,377,801
Florida	556,505	841,527	81,007	1,479,039	1,651,628
Midwest	357,520	461,847	27,498	846,865	920,643
Texas	377,273	450,883	88,993	917,149	986,687
West	964,105	1,278,015	103,998	2,346,118	2,581,214
Other homebuilding (a)	50,847	290,563	16,058	357,468	1,486,868
	3,144,251	4,254,048	431,760	7,830,059	9,748,307
Financial Services	—	—	—	—	516,206
	$3,144,251	$4,254,048	$431,760	$7,830,059	$10,264,513

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$268,900	$291,467	$52,245	$612,612	$704,515
Southeast	443,140	676,087	90,332	1,209,559	1,347,427
Florida	467,625	892,669	85,321	1,445,615	1,601,906
Midwest	314,442	433,056	29,908	777,406	849,596
Texas	284,405	427,124	98,415	809,944	881,629
West	805,709	1,131,841	118,579	2,056,129	2,208,092
Other homebuilding (a)	45,937	276,981	19,170	342,088	2,006,825
	2,630,158	4,129,225	493,970	7,253,353	9,599,990
Financial Services	—	—	—	—	572,986
	$2,630,158	$4,129,225	$493,970	$7,253,353	$10,172,976

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2019	December 31, 2018
4.250% unsecured senior notes due March 2021 (a)	$425,954	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(14,431)	(13,247)
Total senior notes	2,711,523	2,986,753
Other notes payable	32,658	41,313
Notes payable	$2,744,181	$3,028,066
Estimated fair value	$3,018,968	$2,899,143

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
During the nine months ended September 30, 2019, we retired $274.0 million of our unsecured senior notes maturing in 2021 through a cash tender offer. The retirement resulted in a loss of $4.8 million, which included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt, and is reflected in other expense, net.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $32.7 million and $41.3 million at September 30, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility") which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at September 30, 2019 and December 31, 2018, and $267.3 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at September 30, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2019, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $732.7 million and $760.6 million at September 30, 2019 and December 31, 2018, respectively.

Joint venture debt

At September 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $18.2 million, of which $17.5 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties under which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project, (ii) an environmental indemnity provided to the lender, and (iii) an indemnification of the lender from certain "bad boy acts" of the joint venture.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement"). In August 2019, Pulte Mortgage entered into an amendment to the Repurchase Agreement to extend the effective date to July 2020. The maximum aggregate commitment was $260.0 million at September 30, 2019 and increases to $375.0 million during the seasonally high borrowing period from December 26, 2019 through January 13, 2020. At all other times, the maximum aggregate commitment ranges from $220.0 million to $270.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $249.4 million and $348.4 million outstanding under the Repurchase Agreement at September 30, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the nine months ended September 30, 2019, we declared cash dividends totaling $91.6 million and repurchased 7.7 million shares under our repurchase authorization for $244.4 million. For the nine months ended September 30, 2018, we declared cash dividends totaling $77.7 million and repurchased 5.8 million shares under our repurchase authorization for $172.1 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At September 30, 2019, we had remaining authorization to repurchase $555.5 million of common shares.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2019 and 2018, participants surrendered shares valued at $10.7 million and $7.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2019 was 25.4% and 24.6%, respectively, compared to 24.7% and 23.0%, respectively, for the same periods in 2018. Our effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax law changes, and tax benefits for equity compensation. For the three months ended September 30, 2018, our effective tax rate differed from the federal statutory rate primarily due to state income tax expense on current year earnings while for the nine months ended September 30, 2018 it also differed because of tax benefits due to Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year, energy credits, and tax law changes.

At September 30, 2019 and December 31, 2018, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $191.8 million and $275.6 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $22.4 million and $30.6 million of gross unrecognized tax benefits at September 30, 2019 and December 31, 2018, respectively. Additionally, we had accrued interest and penalties of $6.2 million and $5.8 million at September 30, 2019 and December 31, 2018, respectively. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $8.4 million, excluding interest and penalties, primarily due to potential audit settlements.

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

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2019	December 31, 2018

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$383,893	$461,354
Interest rate lock commitments	Level 2	11,003	9,035
Forward contracts	Level 2	(64)	(6,914)
Whole loan commitments	Level 2	276	(718)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$2,610	$18,253
Land held for sale	Level 2	4,975	17,813

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$768,644	$1,133,700
Financial Services debt	Level 2	249,360	348,412
Senior notes payable	Level 2	2,986,310	2,857,830
Other notes payable	Level 2	32,658	41,313

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

The carrying amounts of cash and equivalents, Financial Services debt, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.7 billion and $3.0 billion at September 30, 2019 and December 31, 2018, respectively.

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

Our recorded liabilities for all such claims decreased from $50.3 million at December 31, 2018 to $25.4 million at September 30, 2019 as the result of funding previously settled claims. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the nature of these claims and the uncertainty regarding their ultimate resolution, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $267.3 million and $1.4 billion, respectively, at September 30, 2019 and $239.4 million and $1.3 billion, respectively, at December 31, 2018. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Warranty liabilities, beginning of period	$81,442	$72,169	$79,154	$72,709
Reserves provided	16,152	18,376	43,060	46,022
Payments	(19,573)	(15,993)	(53,634)	(47,403)
Other adjustments (a)	10,402	638	19,843	3,862
Warranty liabilities, end of period	$88,423	$75,190	$88,423	$75,190

(a)
Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community in the Southeast.

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

Our recorded reserves for all such claims totaled $725.3 million and $737.0 million at September 30, 2019 and December 31, 2018, respectively, the vast majority of which relate to general liability claims. The recorded reserves include

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 67% and 65% of the total general liability reserves at September 30, 2019 and December 31, 2018, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $18.3 million and $40.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. These reductions were primarily the result of changes in estimates driven by claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of period	$716,218	$725,482	$737,013	$758,812
Reserves provided	21,892	24,106	59,558	67,001
Adjustments to previously recorded reserves	(1,700)	(5,065)	(18,338)	(40,133)
Payments, net (a)	(11,092)	(18,026)	(52,915)	(59,183)
Balance, end of period	$725,318	$726,497	$725,318	$726,497

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $104.3 million and $153.0 million at September 30, 2019 and December 31, 2018, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action. During the nine months ended September 30, 2019, we wrote-off $24.0 million of insurance receivables in connection with policy settlement negotiations with certain of our carriers.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $72.4 million and $95.0 million at September 30, 2019, respectively. During the three and nine months ended September 30, 2019, we obtained an additional $4.0 million and $12.8 million, respectively, of ROU assets under operating leases. Payments on lease liabilities during the three and nine months ended September 30, 2019 totaled $5.9 million and $17.4 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and nine months ended September 30, 2019, our total lease expense was $9.1 million and $27.0 million, respectively, inclusive of variable lease costs of $1.7 million and $4.9 million, respectively, as well as short-term lease costs of $2.4 million and $7.3 million, respectively. Sublease income was de minimis.

The future minimum lease payments required under our leases as of September 30, 2019 were as follows ($000's omitted):

Years Ending December 31,
2019 (a)	$5,926
2020	21,539
2021	19,555
2022	18,011
2023	16,549
Thereafter	32,322
Total lease payments (b)	113,902
Less: Interest (c)	18,891
Present value of lease liabilities (d)	$95,011

(a)	Remaining payments are for the three months ending December 31, 2019.

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $5.9 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2019.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 5.8%, respectively, at September 30, 2019.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2019
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$688,125	$48,861	$—	$736,986
Restricted cash	—	29,685	1,973	—	31,658
Total cash, cash equivalents, and restricted cash	—	717,810	50,834	—	768,644
House and land inventory	—	7,718,786	111,273	—	7,830,059
Land held for sale	—	34,001	494	—	34,495
Residential mortgage loans available- for-sale	—	—	383,893	—	383,893
Investments in unconsolidated entities	—	61,639	543	—	62,182
Other assets	12,918	662,912	189,016	—	864,846
Intangible assets	—	128,592	—		128,592
Deferred tax assets, net	199,875	—	(8,073)	—	191,802
Investments in subsidiaries and intercompany accounts, net	7,790,167	861,532	9,154,242	(17,805,941)	—
	$8,002,960	$10,185,272	$9,882,222	$(17,805,941)	$10,264,513
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$71,221	$1,718,707	$260,828	$—	$2,050,756
Income tax liabilities	38,624	—	—	—	38,624
Financial Services debt	—	—	249,360	—	249,360
Notes payable	2,711,523	32,658	—	—	2,744,181
Total liabilities	2,821,368	1,751,365	510,188	—	5,082,921
Total shareholders’ equity	5,181,592	8,433,907	9,372,034	(17,805,941)	5,181,592
	$8,002,960	$10,185,272	$9,882,222	$(17,805,941)	$10,264,513

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,588,933	$48,069	$—	$2,637,002
Land sale and other revenues	—	8,526	22	—	8,548
	—	2,597,459	48,091	—	2,645,550
Financial Services	—	—	64,815	—	64,815
	—	2,597,459	112,906	—	2,710,365
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,992,043)	(36,579)	—	(2,028,622)
Land sale cost of revenues	—	(7,350)	—	—	(7,350)
	—	(1,999,393)	(36,579)	—	(2,035,972)
Financial Services expenses	—	(133)	(32,381)	—	(32,514)
Selling, general, and administrative expenses	—	(252,414)	(18,211)	—	(270,625)
Other income (expense), net	(126)	(15,697)	10,715	—	(5,108)
Intercompany interest	(2,255)	—	2,255	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,381)	329,822	38,705	—	366,146
Income tax (expense) benefit	688	(83,937)	(9,793)	—	(93,042)
Income (loss) before equity in income (loss) of subsidiaries	(1,693)	245,885	28,912	—	273,104
Equity in income (loss) of subsidiaries	274,797	34,672	371,107	(680,576)	—
Net income (loss)	273,104	280,557	400,019	(680,576)	273,104
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$273,129	$280,557	$400,019	$(680,576)	$273,129

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$6,855,951	$134,466	$—	$6,990,417
Land sale revenues	—	40,311	682	—	40,993
	—	6,896,262	135,148	—	7,031,410
Financial Services	—	—	164,634	—	164,634
	—	6,896,262	299,782	—	7,196,044
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,267,638)	(101,930)	—	(5,369,568)
Land sale cost of revenues	—	(34,509)	(1,106)		(35,615)
	—	(5,302,147)	(103,036)	—	(5,405,183)
Financial Services expenses	—	(390)	(94,474)	—	(94,864)
Selling, general, and administrative expenses	—	(731,801)	(50,990)	—	(782,791)
Other expense, net	(5,213)	(29,961)	25,593	—	(9,581)
Intercompany interest	(6,506)	—	6,506	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(11,719)	831,963	83,381	—	903,625
Income tax (expense) benefit	2,930	(204,186)	(21,467)	—	(222,723)
Income (loss) before equity in income (loss) of subsidiaries	(8,789)	627,777	61,914	—	680,902
Equity in income (loss) of subsidiaries	689,691	77,480	647,207	(1,414,378)	—
Net income (loss)	680,902	705,257	709,121	(1,414,378)	680,902
Other comprehensive income	75	—	—	—	75
Comprehensive income (loss)	$680,977	$705,257	$709,121	$(1,414,378)	$680,977

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$6,852,430	$81,458	$—	$6,933,888
Land sale revenues	—	103,243	1,728	—	104,971
	—	6,955,673	83,186	—	7,038,859
Financial Services	—	—	150,322	—	150,322
	—	6,955,673	233,508	—	7,189,181
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,214,408)	(61,824)	—	(5,276,232)
Land sale cost of revenues	—	(70,774)	(1,017)	—	(71,791)
	—	(5,285,182)	(62,841)	—	(5,348,023)
Financial Services expenses	—	(405)	(96,245)	—	(96,650)
Selling, general, and administrative expenses	—	(699,311)	(20,395)	—	(719,706)
Other expense, net	(458)	(33,436)	27,141	—	(6,753)
Intercompany interest	(5,710)	—	5,710	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,168)	937,339	86,878	—	1,018,049
Income tax (expense) benefit	1,543	(213,876)	(21,341)	—	(233,674)
Income (loss) before equity in income (loss) of subsidiaries	(4,625)	723,463	65,537	—	784,375
Equity in income (loss) of subsidiaries	789,000	62,162	559,184	(1,410,346)	—
Net income (loss)	784,375	785,625	624,721	(1,410,346)	784,375
Other comprehensive income	75	—	—	—	75
Comprehensive income (loss)	$784,450	$785,625	$624,721	$(1,410,346)	$784,450

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$162,105	$304,142	$116,533	$—	$582,780
Cash flows from investing activities:
Capital expenditures	—	(36,098)	(7,064)	—	(43,162)
Investments in unconsolidated entities	—	(7,807)	(708)	—	(8,515)
Other investing activities, net	—	3,286	1,723	—	5,009
Business acquisition	—	(163,724)	—	—	(163,724)
Net cash provided by (used in) investing activities	—	(204,343)	(6,049)	—	(210,392)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(99,052)	—	(99,052)
Repayments of debt	(280,175)	(16,699)	(537)	—	(297,411)
Borrowings under revolving credit facility	—	—	—	—	—
Repayments under revolving credit facility	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Stock option exercises	6,368	—	—	—	6,368
Share repurchases	(244,388)	—	—	—	(244,388)
Cash paid for shares withheld for taxes	(10,726)	—	—	—	(10,726)
Dividends paid	(92,235)	44,499	(44,499)	—	(92,235)
Intercompany activities, net	459,051	(339,156)	(119,895)	—	—
Net cash provided by (used in) financing activities	(162,105)	(311,356)	(263,983)	—	(737,444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(211,557)	(153,499)	—	(365,056)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$717,810	$50,834	$—	$768,644

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$347,335	$389,110	$278,535	$—	$1,014,980
Cash flows from investing activities:
Capital expenditures	—	(40,483)	(6,046)	—	(46,529)
Investments in unconsolidated entities	—	(1,000)	—	—	(1,000)
Other investing activities, net	—	11,299	4,246	—	15,545
Business acquisition	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(30,184)	(1,800)	—	(31,984)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(187,071)	—	(187,071)
Repayments of debt	—	(81,757)	(898)	—	(82,655)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Debt Issuance Costs	(8,165)	—	—	—	(8,165)
Stock option exercises	5,462	—	—	—	5,462
Share repurchases	(172,061)	—	—	—	(172,060)
Cash paid for shares withheld for taxes	(7,378)	—	—	—	(7,379)
Dividends paid	(78,284)	—	—	—	(78,284)
Intercompany activities, net	(86,909)	268,297	(181,388)	—	—
Net cash provided by (used in) financing activities	(347,335)	186,540	(369,357)	—	(530,152)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	545,466	(92,622)	—	452,844
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$703,267	$55,745	$—	$759,012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Positive demand conditions that began earlier in 2019 continued through the third quarter of 2019, as we experienced increased traffic to our communities and higher new order volume relative to the same period in 2018. We believe the improvement was due, in part, to lower mortgage rates and slower price appreciation, which combined to ease the affordability issues faced by homebuyers that had created a more challenging environment in the back half of 2018. We also continue to see U.S. housing demand being supported by a number of positive market dynamics, including an expanding economy, ongoing growth in jobs and wages, low unemployment, and high consumer confidence. Accordingly, we continue to maintain a positive view on the overall housing cycle and our competitive position in the markets in which we operate, as reflected in the following capital activities during the nine months ended September 30, 2019:

•	Repurchased $244.4 million of common shares and increasing our share repurchase authorization by $500.0 million;

•	Completed a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021;

•	Acquired the homebuilding operations of American West located in Las Vegas, Nevada, for $163.7 million;

•	Continued to invest in new communities, as reflected in the increase to 865 active communities; and

•	Increased our quarterly dividend by 22% to $0.11 per share.

Within this environment, we expect to remain disciplined in our business practices, while looking to capitalize on market opportunities that can help deliver long-term growth and strong financial performance. The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income before income taxes:
Homebuilding	$333,862	$365,055	$833,854	$963,867
Financial Services	32,284	19,633	69,771	54,182
Income before income taxes	366,146	384,688	903,625	1,018,049
Income tax expense	(93,042)	(95,153)	(222,723)	(233,674)
Net income	$273,104	$289,535	$680,902	$784,375
Per share data - assuming dilution:
Net income	$0.99	$1.01	$2.44	$2.71

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2019 decreased 9% and 13%, respectively, compared with prior year periods primarily due to lower gross margins compared with the comparable periods in 2018. Additionally, results for the nine months ended September 30, 2018 also included significant land sale gains primarily related to two transactions in California as well as an insurance reserve reversal.

•
Financial Services income before income taxes, for the three and nine months ended September 30, 2019, increased 64% and 29%, respectively, compared with prior periods primarily as the result of higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate, and improved margin per loan. Interest rates have generally declined during 2019, which has led to higher gains from sales of mortgages.

•
Our effective tax rate for the three and nine months ended September 30, 2019 was 25.4% and 24.6%, respectively, compared to 24.7% and 23.0%, respectively, for the same periods in 2018. Our effective tax rates for the three and nine months ended September 30, 2019 were higher than the prior year periods primarily due to tax benefits realized in the prior periods relating to Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year and state tax law changes occurring in both 2019 and 2018.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Home sale revenues	$2,637,002	3%	$2,572,236	$6,990,417	1%	$6,933,888
Land sale and other revenues (a)	8,548	(66)%	25,510	40,993	(61)%	104,971
Total Homebuilding revenues	2,645,550	2%	2,597,746	7,031,410	—%	7,038,859
Home sale cost of revenues (b)	(2,028,622)	4%	(1,954,160)	(5,369,568)	2%	(5,276,232)
Land sale cost of revenues	(7,350)	(67)%	(22,060)	(35,615)	(50)%	(71,791)
Selling, general, and administrative expenses ("SG&A") (c)	(270,625)	7%	(252,757)	(782,791)	9%	(719,706)
Other expense, net	(5,091)	37%	(3,714)	(9,582)	32%	(7,263)
Income before income taxes	$333,862	(9)%	$365,055	$833,854	(13)%	$963,867

Supplemental data:
Gross margin from home sales	23.1%	(90) bps	24.0%	23.2%	(70) bps	23.9%
SG&A as a percentage of home sale revenues (c)	10.3%	50 bps	9.8%	11.2%	80 bps	10.4%
Closings (units)	6,186	3%	6,031	16,410	—%	16,398
Average selling price	$426	—%	$427	$426	1%	$423
Net new orders (d):
Units	6,031	13%	5,350	19,286	4%	18,566
Dollars	$2,538,708	11%	$2,278,357	$8,165,268	4%	$7,866,177
Cancellation rate	15%		15%	14%		13%
Active communities	865	4%	835	862	3%	834
Backlog at September 30:
Units				11,638	4%	11,164
Dollars				$5,010,999	2%	$4,911,353

(a)	Includes net gains of $26.4 million related to two land sale transactions in California that closed during the nine months ended September 30, 2018 (see Note 3).

(b)	Includes the amortization of capitalized interest.

(c)
Includes insurance reserve reversals of $18.3 million and $40.1 million for the nine months ended September 30, 2019 and 2018, respectively, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2019 were higher than the prior year by $64.8 million and $56.5 million, respectively. For the three months ended September 30, 2019, the 3% increase was attributable to a 3% increase in closings. For the nine months ended September 30, 2019, the 1% increase was attributable to a 1% increase in average selling price. The small increase in revenues in 2019 is attributable to an improved demand environment in the majority of our markets substantially offset by lower revenues in our Northern California Division, which reflects the completion, or near completion, of several high-performing communities combined with moderating demand in that market.

Home sale gross margins

Home sale gross margins were 23.1% and 23.2% for the three and nine months ended September 30, 2019, respectively, compared to 24.0% and 23.9% for the three and nine months ended September 30, 2018, respectively. Gross margins for the three and nine months ended September 30, 2019 remain strong relative to historical levels and reflect a combination of factors, including shifts in community mix. The pricing environment that exists in many of our markets is allowing us to effectively manage ongoing pressure in house and land costs as well as slightly higher amortized interest costs (1.8% for nine months ended September 30, 2019 compared to 1.6% for the nine months ended September 30, 2018), though sales discounts have increased moderately in response to the affordability issues faced by homebuyers and our increased use of speculative inventory.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $1.2 million and $5.4 million for the three and nine months ended September 30, 2019 compared to $3.5 million and $33.2 million for the three and nine months ended September 30, 2018. The gains in the nine months ended September 30, 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million (see Note 3).

SG&A

SG&A as a percentage of home sale revenues was 10.3% and 11.2% for the three and nine months ended September 30, 2019, compared with 9.8% and 10.4% for the three and nine months ended September 30, 2018. The gross dollar amount of our SG&A increased $17.9 million, or 7%, for the three months ended September 30, 2019 compared to September 30, 2018 and $63.1 million, or 9%, for the nine months ended September 30, 2019 compared to September 30, 2018. The increase is primarily attributable to insurance reserve reversals of $5.1 million and $40.1 million in the three and nine months ended September 30, 2018, respectively (see Note 8), increased information technology spend, operating costs associated with the American West transaction, and higher model home costs and compensation to support the growth in active communities and new order volume.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Write-offs of deposits and pre-acquisition costs	$(2,455)	$(3,136)	$(7,888)	$(7,398)
Amortization of intangible assets	(3,600)	(3,450)	(10,600)	(10,350)
Loss on debt retirement (see Note 4)	—	—	(4,843)	(76)
Interest income	3,554	1,842	12,974	3,240
Interest expense	(147)	(152)	(437)	(460)
Equity in earnings of unconsolidated entities	211	886	377	2,112
Miscellaneous, net	(2,671)	296	819	5,669
Total other expense, net	$(5,091)	$(3,714)	$(9,582)	$(7,263)

Net new orders

Net new orders in units increased 13% while net new orders in dollars increased 11% for the three months ended September 30, 2019, as compared with the prior year period. Net new orders for the nine months ended September 30, 2019 increased 4% in both units and dollars as compared with the prior year period. The increases are a result of improved demand which began in the second quarter of 2019 and continued in the third quarter, especially among first-time buyers, in part due to meaningfully lower mortgage interest rates. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% for the three months ended September 30, 2019 and 2018, and 14% for the nine months ended

September 30, 2019 compared to 13% for the same period in 2018. Ending backlog, which represents orders for homes that have not yet closed, increased 2% at September 30, 2019 compared with September 30, 2018.

Homes in production

The following is a summary of our homes in production:

	September 30, 2019	September 30, 2018
Sold	8,529	8,286
Unsold
Under construction	2,274	2,384
Completed	679	532
	2,953	2,916
Models	1,282	1,214
Total	12,764	12,416

The number of homes in production at September 30, 2019 was 3% higher than at September 30, 2018. The increase in homes under production resulted primarily from the higher backlog. With the decline in demand that occurred in the second half of 2018, we strategically increased production of unsold, or "spec", homes, to ensure access to construction labor and to position communities for the primary selling season. While we have now sold through the majority of such spec production, we are carrying a moderately elevated number of completed spec homes, which may have a slightly unfavorable impact on gross margin in the future as completed spec homes tend to sell at a discount.

Controlled lots

The following is a summary of our lots under control at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,108	4,411	9,519	5,813	3,694	9,507
Southeast	16,366	12,328	28,694	15,800	11,806	27,606
Florida	18,058	20,012	38,070	18,652	15,855	34,507
Midwest	10,439	12,067	22,506	10,097	11,883	21,980
Texas	16,217	11,636	27,853	14,380	11,035	25,415
West	26,421	7,897	34,318	24,788	5,774	30,562
Total	92,609	68,351	160,960	89,530	60,047	149,577

Developed (%)	40%	20%	31%	39%	21%	32%

Of our total controlled lots, 92,609 and 89,530 were owned and 68,351 and 60,047 were controlled under land option agreements at September 30, 2019 and December 31, 2018, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.3 billion at September 30, 2019. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $287.6 million, of which $10.7 million is refundable, at September 30, 2019.

Homebuilding Segment Operations

As of September 30, 2019, we conducted our operations in 42 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Home sale revenues:
Northeast	$209,630	20%	$174,864	$505,899	—%	$506,015
Southeast	451,718	—%	449,777	1,232,133	(3)%	1,267,940
Florida	539,172	8%	501,156	1,465,837	13%	1,297,761
Midwest	401,784	(2)%	411,121	1,040,306	(2)%	1,062,871
Texas	359,246	4%	345,794	970,613	5%	921,118
West	675,452	(2)%	689,524	1,775,629	(5)%	1,878,183
	$2,637,002	3%	$2,572,236	$6,990,417	1%	$6,933,888
Income (loss) before income taxes (a):
Northeast	$37,285	97%	$18,938	$71,425	34%	$53,408
Southeast (b)	42,313	(19)%	51,920	122,668	(16)%	146,735
Florida	89,186	21%	73,802	218,848	18%	186,238
Midwest	55,286	5%	52,438	124,406	—%	123,889
Texas	53,502	(3)%	55,382	133,617	(2)%	136,777
West (c)	100,034	(28)%	138,698	284,659	(26)%	382,317
Other homebuilding (d)	(43,744)	(67)%	(26,123)	(121,769)	(86)%	(65,497)
	$333,862	(9)%	$365,055	$833,854	(13)%	$963,867

(a)	Includes land-related charges as summarized in the table below.

(b)	Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community.

(c)	Includes gains of $26.4 million related to two land sale transactions in California in the nine months ended September 30, 2018 (see Note 3).

(d)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $18.3 million and $40.1 million for the nine months ended September 30, 2019 and 2018, respectively, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Closings (units):
Northeast	388	11%	350	956	(5)%	1,002
Southeast	1,067	(3)%	1,101	2,915	(6)%	3,097
Florida	1,326	7%	1,241	3,586	10%	3,262
Midwest	944	(7)%	1,014	2,492	(6)%	2,653
Texas	1,194	7%	1,114	3,162	5%	3,019
West	1,267	5%	1,211	3,299	(2)%	3,365
	6,186	3%	6,031	16,410	—%	16,398

Average selling price:
Northeast	$540	8%	$500	$529	5%	$505
Southeast	423	4%	409	423	3%	409
Florida	407	1%	404	409	3%	398
Midwest	426	5%	405	417	4%	401
Texas	301	(3)%	310	307	1%	305
West	533	(6)%	569	538	(4)%	558
	$426	—%	$427	$426	1%	$423

Net new orders - units:
Northeast	424	20%	353	1,240	(1)%	1,251
Southeast	994	5%	948	3,281	(1)%	3,300
Florida	1,340	14%	1,173	4,146	5%	3,964
Midwest	895	9%	823	2,894	(3)%	2,980
Texas	1,103	10%	1,005	3,792	8%	3,511
West	1,275	22%	1,048	3,933	10%	3,560
	6,031	13%	5,350	19,286	4%	18,566

Net new orders - dollars:
Northeast	$230,946	24%	$185,678	$671,590	3%	$654,820
Southeast	405,864	3%	392,220	1,363,222	(1)%	1,375,325
Florida	542,782	10%	494,882	1,693,825	5%	1,615,360
Midwest	376,068	10%	342,730	1,200,909	(2)%	1,221,252
Texas	331,976	5%	315,433	1,151,946	5%	1,093,405
West	651,072	19%	547,414	2,083,776	9%	1,906,015
	$2,538,708	11%	$2,278,357	$8,165,268	4%	$7,866,177

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Cancellation rates:
Northeast	8%		10%	11%		8%
Southeast	12%		12%	11%		11%
Florida	13%		13%	12%		12%
Midwest	14%		13%	12%		12%
Texas	21%		19%	17%		17%
West	18%		19%	16%		16%
	15%		15%	14%		13%

Unit backlog:
Northeast				754	(1)%	761
Southeast				1,976	3%	1,919
Florida				2,449	3%	2,380
Midwest				1,804	(1)%	1,814
Texas				2,122	11%	1,918
West				2,533	7%	2,372
				11,638	4%	11,164

Backlog dollars:
Northeast				$423,502	5%	$402,455
Southeast				830,119	1%	825,552
Florida				1,028,040	3%	999,188
Midwest				749,023	—%	746,920
Texas				667,546	7%	622,084
West				1,312,769	—%	1,315,154
				$5,010,999	2%	$4,911,353

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Land-related charges*:
Northeast	$253	$1,385	$707	$3,068
Southeast	8,167	663	10,754	2,394
Florida	225	262	1,471	671
Midwest	528	4,959	1,832	6,078
Texas	94	47	577	317
West	1,166	425	1,813	786
Other homebuilding	307	391	395	659
	$10,740	$8,132	$17,549	$13,973

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, impairments of investments in unconsolidated entities, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the third quarter of 2019, Northeast home sale revenues increased by 20% when compared with the prior year period due to a 11% increase in closings and an 8% increase in average selling price. The increase in closings occurred across all markets except the Northeast Corridor while average selling price increases occurred across all markets except New England. Income before income taxes increased 97% primarily due to the higher revenues combined with improved gross margins across all markets and the opening of a high margin community in New England. Net new orders increased across all markets.

For the nine months ended September 30, 2019, Northeast home sale revenues remained flat when compared with the prior year period due to a 5% increase in average selling price offset by a 5% decrease in closings, reflecting lower results in the Northeast Corridor. Income before income taxes increased 34% primarily due to improved gross margins across all markets and the opening of a high margin community in New England. Net new orders decreased primarily as a result of weakness in the Northeast Corridor with all other markets experiencing increases.

Southeast

For the third quarter of 2019, Southeast home sale revenues increased slightly compared with the prior year as the result of a 4% increase in average selling price which was partially offset by a 3% decrease in closings. The increase in average selling price and decrease in closings occurred across substantially all markets except Tennessee while the decrease in closings occurred across all markets except Charlotte. Income before income taxes decreased 19% primarily as a result of lower gross margin, which stemmed partly from charges of $9.0 million related to estimated costs to complete repairs in a closed-out community. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2019, Southeast home sale revenues decreased 3% compared with the prior year as the result of a 6% decrease in closings partially offset by a 3% increase in average selling price. The decrease in closings and increase in average selling price occurred across substantially all markets except South Carolina. Income before income taxes decreased 16% primarily as a result of lower gross margin, which stemmed partly from charges of $14.8 million related to estimated costs to complete repairs in a closed-out community. Net new orders decreased primarily as a result of weakness in Georgia and Tennessee with all other markets experiencing increases.

Florida

For the third quarter of 2019, Florida home sale revenues increased 8% compared with the prior year period due to a 7% increase in closings combined with a 1% increase in the average selling price. The increased closings occurred across all markets while the increased average selling price occurred across the majority of markets. Income before income taxes increased 21% due to the higher revenues and improved gross margins. Net new orders increased across all markets.

For the nine months ended September 30, 2019, Florida home sale revenues increased 13% compared with the prior year period due to a 10% increase in closings combined with a 3% increase in the average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 18% due to the higher revenues and improved gross margins. Net new orders increased across the majority of markets.

Midwest

For the third quarter of 2019, Midwest home sale revenues decreased 2% compared with the prior year period due to a 7% decrease in closings partially offset by a 5% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 5% primarily due to improved gross margins. Net new orders increased across all markets.

For the nine months ended September 30, 2019, Midwest home sale revenues decreased 2% compared with the prior year period due to a 6% decrease in closings partially offset by a 4% increase in average selling price. The decrease in closings occurred across the majority of markets. Income before income taxes remained flat while net new orders results were mixed across the markets.

Texas

For the third quarter of 2019, Texas home sale revenues increased 4% compared with the prior year period due to a 7% increase in closings partially offset by a 3% decrease in the average selling price. The increase in closings occurred in all markets except Houston. Houston closings were impacted by the timing of new communities, as overall demand remains strong. Income before income taxes decreased 3% primarily due to lower margins. Net new orders increased in all markets.

For the nine months ended September 30, 2019, Texas home sale revenues increased 5% compared with the prior year period due to a 5% increase in closings while average selling price remained relatively flat. The increase in closings occurred in all markets except Houston. Houston closings were impacted by the timing of new communities, as overall demand remains strong. Income before income taxes decreased 2% primarily due to lower margins. Net new orders increased in all markets except Dallas, which experienced a slight decline.

West

For the third quarter of 2019, West home sale revenues decreased 2% compared with the prior year period due to a 6% decrease in average selling price partially offset by a 5% increase in closings. Revenues were higher in most markets, but lower revenues in Northern California impacted the overall result. The decline in Northern California is the result of prior period completion, or near completion, of several high performing communities combined with moderating demand in that market. Income before income taxes decreased 28% primarily due to decreased margins across a majority of markets. Net new orders increased across a majority of markets with significant increases in Las Vegas, which benefited from the American West acquisition.

For the nine months ended September 30, 2019, West home sale revenues decreased 5% compared with the prior year period due to a 2% decrease in closings and a 4% decrease in average selling price. Revenues were higher in most markets, but lower revenues in Northern California impacted the overall result. The decline in Northern California is the result of prior period completion, or near completion, of several high performing communities combined with moderating demand in that market. Income before income taxes decreased 26% primarily as a result of two significant land sale gains during the nine months ended September 30, 2018, totaling $26.4 million, as well as the lower performance in Northern California. Net new orders increased with significant increases in Las Vegas, which benefited from the American West acquisition completed in April 2019, and Arizona.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to support our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding as Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities, excluding cash closings, from our Homebuilding operations is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2019 vs. 2018	2018	2019	2019 vs. 2018	2018
Mortgage revenues	$47,190	25%	$37,618	$118,897	7%	$111,313
Title services revenues	13,627	16%	11,732	36,679	13%	32,336
Insurance brokerage commissions	3,998	76%	2,270	9,058	36%	6,673
Total Financial Services revenues	64,815	26%	51,620	164,634	10%	150,322
Expenses	(32,514)	1%	(32,213)	(94,864)	(2)%	(96,650)
Other income (expense), net	(17)	(108)%	226	1	(100)%	510
Income before income taxes	$32,284	64%	$19,633	$69,771	29%	$54,182
Total originations:
Loans	4,301	16%	3,692	11,019	7%	10,319
Principal	$1,365,940	20%	$1,138,389	$3,442,557	9%	$3,170,206

	Nine Months Ended
	September 30,
	2019	2018
Supplemental data:
Capture rate	81.6%	76.0%
Average FICO score	750	751
Loan application backlog	$2,881,193	$2,498,398
Funded origination breakdown:
Government (FHA, VA, USDA)	19%	20%
Other agency	71%	68%
Total agency	90%	88%
Non-agency	10%	12%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2019 increased 26% and 10%, respectively, compared with the same periods in 2018. These increases occurred primarily as the result of the higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate, and improved margin per loan. Interest rates have generally declined during 2019, which has led to higher gains from sales of mortgages.

Income before income taxes

Income before income taxes for the three and nine months ended September 30, 2019 increased 64% and 29%, respectively, compared with the prior year periods. The increases versus the prior year were due primarily to higher volume, higher revenue per loan, and improved expense leverage.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2019 was 25.4% and 24.6%, respectively, compared to 24.7% and 23.0%, respectively, for the same periods in 2018. Our effective tax rates for the three and nine months ended September 30, 2019 were higher than the prior year periods primarily due to tax benefits realized in the prior periods relating to Internal Revenue Service acceptance in 2018 of an accounting method change applicable to the 2017 tax year and state tax law changes.

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

At September 30, 2019, we had unrestricted cash and equivalents of $737.0 million, restricted cash balances of $31.7 million, and $732.7 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 34.6% at September 30, 2019, as compared with 38.6% at December 31, 2018, which are within our targeted range of 30.0% to 40.0%.

Unsecured senior notes

We had $2.7 billion and $3.0 billion of unsecured senior notes outstanding at September 30, 2019 and December 31, 2018, respectively, with no repayments due until 2021, when $426.0 million of unsecured senior notes are scheduled to mature. During the nine months ended September 30, 2019, we retired $274.0 million of our unsecured senior notes maturing in 2021 through a cash tender offer. The retirement resulted in a loss of $4.8 million, which includes the write-off of unamortized discounts and transaction fees related to the repurchased debt and is reflected in other expense, net.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $32.7 million and $41.3 million at September 30, 2019 and December 31, 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

In June 2018, we entered into the Revolving Credit Facility which replaced the Company's previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement and extended the maturity date from June 2019 to June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at September 30, 2019 and December 31, 2018, and $267.3 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at September 30, 2019 and December 31, 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving

Credit Facility). As of September 30, 2019, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a Repurchase Agreement with third party lenders. In August 2019, Pulte Mortgage entered into an amendment to the Repurchase Agreement to extend the effective date to July 2020. The maximum aggregate commitment was $260.0 million at September 30, 2019 and increases to $375.0 million during the seasonally high borrowing period from December 26, 2019 through January 13, 2020. At all other times, the maximum aggregate commitment ranges from $220.0 million to $270.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $249.4 million and $348.4 million outstanding under the Repurchase Agreement at September 30, 2019 and December 31, 2018, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2019, we declared cash dividends totaling $91.6 million and repurchased 7.7 million shares under our repurchase authorization totaling $244.4 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At September 30, 2019, we had remaining authorization to repurchase $555.5 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2019 was $582.8 million, compared with net cash provided by operating activities of $1.0 billion for the nine months ended September 30, 2018. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the nine months ended September 30, 2019 was primarily due to our net income of $680.9 million, supplemented by $83.8 million of deferred income taxes and a seasonal $76.8 million decrease in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $427.2 million resulting from ongoing land acquisition and development investment to support future growth, combined with a seasonal build of house inventory.

Our net cash provided by operating activities for the nine months ended September 30, 2018 was primarily due to our net income of $784.4 million, supplemented by $230.3 million of deferred income taxes and a $218.9 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $263.7 million resulting from ongoing land acquisition and development investment to support future growth combined with a seasonal build of house inventory to support our higher backlog.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $210.4 million, compared with net cash used in investing activities of $32.0 million for the nine months ended September 30, 2018. These cash outflows primarily reflected our acquisition of American West in April 2019 for $163.7 million, as well as, capital expenditures of $43.2 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2019 totaled $737.4 million, compared with net cash used in financing activities of $530.2 million for the nine months ended September 30, 2018. The net cash used in financing activities for the nine months ended September 30, 2019 resulted primarily from the repurchase of 7.7 million common shares for $244.4 million under our share repurchase authorization, repayments of debt totaling $297.4 million, payments of $92.2 million in cash dividends, and net repayments of $99.1 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018 except as follows:

•
In August 2019, Pulte Mortgage entered into an amended and restated Repurchase Agreement that extended the effective date to August 2020. The maximum aggregate commitment is $260.0 million at September 30, 2019, which increases to $375.0 million during the seasonally high borrowing period from December 26, 2019 through January 13, 2020. At all other times, the maximum aggregate commitment ranges from $220.0 million to $270.0 million;

•	During the nine months ended September 30, 2019, we retired $274.0 million of our unsecured senior notes maturing in 2021 through a cash tender offer.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2019, we had outstanding letters of credit totaling $267.3 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.4 billion at September 30, 2019, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2019, these agreements had an aggregate remaining purchase price of $3.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

At September 30, 2019, aggregate outstanding debt of unconsolidated joint ventures was $18.2 million of which $17.5 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2019 ($000’s omitted):

	As of September 30, 2019 for the Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$12,490	$12,296	$432,674	$1,152	$—	$2,300,000	$2,758,612	$3,018,968
Average interest rate	5.13%	3.63%	4.26%	3.51%	—%	5.90%	5.63%

Variable rate debt (a)	$249,360	$—	$—	$—	$—	$—	$249,360	$249,360
Average interest rate	4.07%	—%	—%	—%	—%	—%	4.07%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at September 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2019.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2019 to July 31, 2019	1,450,013	$32.45	1,450,013	$644,357	(2)
August 1, 2019 to August 31, 2019	1,606,960	$32.19	1,606,960	$592,633	(2)
September 1, 2019 to September 30, 2019	1,070,269	$34.70	1,070,269	$555,494	(2)
Total	4,127,242	$32.93	4,127,242

(1)
During the nine months ended September 30, 2019, participants surrendered 0.4 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)
During the nine months ended September 30, 2019, we repurchased 7.7 million shares for a total of $244.4 million under an existing share repurchase program authorized by the Company's Board of Directors. The share repurchase authorization, which was increased by $500.0 million in May 2019, has $555.5 million remaining as of September 30, 2019. There is no expiration date for this program.

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
Ninth Amendment to Amended and Restated Master Repurchase Agreement, dated August 1, 2019 (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on August 5, 2019)

(b)
Tenth Amendment to Amended and Restated Master Repurchase Agreement, dated August 7, 2019 (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on August 9, 2019)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 22, 2019