Form 10-K
period 2019-12-31
PULTEGROUP INC/MI/
filed 2020-01-30
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9804
_______________________________________________________________________
PULTEGROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Road NE, Suite 150
Atlanta,	Georgia	30326
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	404	978-6400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.01	PHM	New York Stock Exchange
Series A Junior Participating Preferred Share Purchase Rights		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Act.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2019, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $8,648,189,224. As of January 23, 2020, the registrant had 269,975,049 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, which includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land, generated 98% of our consolidated revenues in each of 2019, 2018, and 2017. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. Over our history, we have delivered nearly 750,000 homes.

As of December 31, 2019, we conducted our operations in 42 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available at the SEC’s website at www.sec.gov. Our internet website address is www.PulteGroupInc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment Committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2019	2018	2017	2016	2015
Home sale revenues	$9,915,705	$9,818,445	$8,323,984	$7,451,315	$5,792,675
Home closings	23,232	23,107	21,052	19,951	17,127

For information and analysis of recent trends in our operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2019, we operated out of 863 active communities in 42 markets across 23 states. Sales prices of unit closings during 2019 ranged from approximately $100,000 to over $2,300,000, with 92% falling within the range of $200,000 to $750,000. The average unit selling price in 2019 was $427,000, compared with $425,000 in 2018, $395,000 in 2017, $373,000 in 2016, and $338,000 in 2015. The increase in average selling price in recent years resulted from a number of factors, including favorable market conditions and changes in the geographical and product mix of homes sold. Our average unit selling price since 2015 was also impacted by our acquisition in January 2016 of substantially all of the assets of JW Homes ("Wieland"), a brand geared toward move-up homebuyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 85% in 2019 and 2018, compared with 88% in 2017, 87% in 2016, and 86% in 2015. The decrease in the percentage of single-family detached homes since 2017 can be attributed to the geographic mix of homes sold and an increase in the number of our communities in more urban locations where higher density attached homes are more commonplace.

We believe that national publicly-traded builders have a competitive advantage over local builders through their ability to: access more reliable and lower cost financing through the capital markets; control and entitle large land positions; gain better access to scarce labor resources; and achieve greater geographic and product diversification. Among our national publicly-traded peer group, we believe that builders with broad geographic and product diversity and sustainable capital positions will benefit from this scale and diversification in any market conditions. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Drive operational gains and asset efficiency in support of high returns over the housing cycle;

•	Shorten the duration of our owned land pipeline to improve returns and reduce risks;

•	Maintain disciplined business practices to maximize returns on investment;

•	Increase scale within our existing markets by appropriately expanding market share among our primary buyer groups: first-time, move-up, and active adult;

•	Focus on building-to-order while maintaining an appropriate balance of speculative homes; and

•	Invest capital consistent with our stated priorities: invest in the business, fund our dividend, and routinely return excess funds to shareholders through share repurchases.

Land acquisition and development

We acquire land primarily for the construction of homes for sale. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to meet the needs of consumers. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option agreements, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements can serve to reduce the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in certain of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We also periodically sell select parcels of land to third parties for commercial or other development or if we determine that they no longer fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct sewer and water systems in some areas. At December 31, 2019, we controlled 158,262 lots, of which 93,359 were owned and 64,903 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices or higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults, to whom we offer both destination communities and “in place” communities, for homebuyers who prefer to remain in their current geographic area. Many of these active adult communities are age-restricted to the age fifty-five and over homebuyer and are highly amenitized, offering a variety of features, including golf courses, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2019, 29%, 45%, and 26% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects a slight increase toward first-time buyers over 2018 consistent with our increased investment to serve first-time buyers.

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

We market our homes to prospective homebuyers through internet listings and link placements, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. This includes our websites (www.centex.com, www.pulte.com, www.delwebb.com, www.divosta.com, www.americanwesthomes.com, and www.jwhomes.com), which provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us.

Our sales teams consist primarily of commissioned employees, and the majority of our home closings also involve independent third party sales brokers. Our sales consultants are responsible for guiding the customer through the sales process, including selecting the community, house floor plan, and options that meet the customer's needs. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are engaged and satisfied at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We have also introduced virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers a more cost effective means to provide a realistic vision of our homes.

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
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $4.5 billion (10,507 units) at December 31, 2019 and $3.8 billion (8,722 units) at December 31, 2018. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2019, substantially all are scheduled to be closed during 2020, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 3% of U.S. new home sales in 2019. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 67% of the homes we closed in 2019, 62% in 2018, 66% in 2017, and 65% in 2016 and 2015. Other home closings are settled via either cash, which typically represent approximately 20% of home closings, or third party lenders.

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

Employees

At December 31, 2019, we employed 5,245 people, of which 897 were employed in our Financial Services operations. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Mortgage interest rates in recent years have been at or near historic lows, thereby making new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations of our business. For example, during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased.

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

Mortgage interest expense and real estate taxes represent significant costs of homeownership, both of which were historically generally deductible for an individual’s federal and, in some cases, state income taxes. In December 2017, a law commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted. While the Tax Act lowers the tax rates applicable to many businesses and individuals, it also, among other things, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law), (ii) introduced a $10,000 cap on the federal deduction for state and local taxes, including real estate taxes, and (iii) eliminated the federal deduction for interest on certain home equity loans. The Tax Act also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would mitigate the income tax advantages associated with homeownership for those individuals. The combination of these changes could reduce home ownership affordability and demand, especially in regions with higher housing prices or higher state and local income taxes. Any further changes in income tax law which eliminates or reduces the income tax benefits associated with home ownership could have an adverse impact on our business.

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

The homebuilding industry is highly competitive for skilled labor. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. During 2019, we experienced increases in the prices of some building materials and shortages of skilled labor in some areas. Increased costs or shortages of skilled labor and/or materials cause increases in construction costs and/or could cause construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

If the market value of our land drops significantly, our profits could decrease and result in write-downs of the carrying values of land we own.

The market value of land can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory, and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. For example, we incurred land-related charges totaling $27.1 million, $99.4 million, $191.9 million in 2019, 2018, 2017, respectively. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in the homebuilding business. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and materially and adversely affect our earnings and our stockholders' equity.

We are subject to claims related to mortgage loans we sold in the secondary mortgage market that may be significant.

Our mortgage operations may be responsible for losses arising out of claims associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan.  To date, the significant majority of these claims made by investors against our mortgage operations relate to loans originated prior to 2009, during which inherently riskier loan products became more common in the origination market. We may also be required to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex Corporation ("Centex"), which we acquired in 2009, for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties. As of December 31, 2019, our mortgage subsidiaries were defendants in legal proceedings in which the plaintiffs are seeking indemnification for alleged breaches of representations and warranties made by the mortgage subsidiaries in the mortgage loan sale agreements and may also be subject to other similar claims for which legal proceedings had not been instituted as of December 31, 2019.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2019, we had cash, cash equivalents, and restricted cash of $1.3 billion as well as $737.2 million available under our revolving credit facility, net of outstanding letters of credit. However, our internal sources of liquidity and revolving credit facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2019, we had outstanding letters of credit and surety bonds totaling $262.8 million and $1.4 billion, respectively. These letters of credit are generally issued via our unsecured revolving credit facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The U.S. housing industry is highly competitive. Homebuilders compete for homebuyers in each of our markets with numerous national, regional, and local homebuilders on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins to maintain sales volume.

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

As of December 31, 2019, we had deferred tax assets, net of deferred tax liabilities, of $254.1 million, against which we provided a valuation allowance of $84.0 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income or income tax in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. To preserve our ability to utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Our shareholder rights plan, as amended, expires June 1, 2022, unless our board of directors and shareholders approve an amendment to extend the term prior thereto. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. If defective materials are used, it can result in the need to perform extensive repairs to large numbers of homes. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

Natural disasters, severe weather conditions and changing climate patterns could delay deliveries, increase costs, and decrease demand for new homes in affected areas.

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected. In 2019 and 2018, several hurricanes caused disruptions in our south eastern coastal markets but did not result in a material impact to our results of operations. In addition, while they also did not have a material impact on our business in 2019, the increased prevalence of forest fires in our western markets have caused disruptions to our sales operations and development delays. As local governmental authorities and utilities are required to spend increasing amounts of their resources responding to and remediating weather and climate related events, their ability to provide approvals and service to new housing communities may be impaired.

Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations. For example, as the risk of flooding in coastal and other flood prone areas increases, local governments may increase the requirements on new home builders for zoning approvals and restrict areas where new homes may be built, resulting in increased development costs and greater competition for more desirable land parcels.

Inflation may result in increased costs that we may not be able to recoup.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which may have a negative impact on demand for our homes. In an inflationary environment, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been historically low for the last several years, we currently are experiencing increases in the prices of labor and certain materials above the general inflation rate.

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

Although we expect all of our subcontractors, employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws or regulations, including practices relating to homes, buildings, or multifamily rental properties we build or finance, we move actively to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding subcontractors and employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.

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

Negative publicity could negatively impact sales, which could cause our revenues or results of operations to decline.

Our business strategy relies heavily on our reputation and brands, which are critical to our success. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

In addition, we can be affected by poor relations with the residents of communities we develop because efforts made by us to resolve issues or disputes that may arise in connection with the operation or development of their communities, or in connection with the transition of a homeowners association, could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes, which could adversely affect our results of operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	45	President and Chief Executive Officer	2012
John Chadwick	58	Executive Vice President and Chief Operating Officer	2019
Robert T. O'Shaughnessy	54	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	52	Executive Vice President, General Counsel and Corporate Secretary	2017
Michelle Hairston	43	Senior Vice President, Human Resources	2018
James L. Ossowski	51	Senior Vice President, Finance	2013
Stephen P. Schlageter	49	Senior Vice President, Operations and Strategy	2018
The following is a brief account of the business experience of each officer during the past five years:
Mr. Marshall was appointed Chief Executive Officer in September 2016. Previously, he held the positions of President since February 2016 and Executive Vice President, Homebuilding Operations since May 2014.
Mr. Chadwick was appointed Executive Vice President and Chief Operating Officer in April 2019 and previously held the position of Area President over various geographical markets since 2012.
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
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 23, 2020, there were 2,175 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2019 to October 31, 2019	55,178	$40.27	55,178	$553,271	(2)
November 1, 2019 to November 30, 2019	414,862	38.70	414,862	$537,215	(2)
December 1, 2019 to December 31, 2019	294,564	39.61	294,564	$525,548	(2)
Total	764,604	$39.16	764,604

(1)
During 2019, participants surrendered 0.4 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)
The Board of Directors approved a share repurchase authorization totaling $500.0 million in January 2018 and an increase of $500.0 million to such authorization in May 2019. There is no expiration date for this program, under which $525.5 million remained available as of December 31, 2019. During 2019, we repurchased 8.4 million shares for a total of $274.3 million under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2015, 2016, 2017, 2018, and 2019, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2019

	2014	2015	2016	2017	2018	2019
PULTEGROUP, INC.	$100.00	$84.46	$88.79	$162.86	$129.04	$195.28
S&P 500 Index - Total Return	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Select Home Construction Index	100.00	105.45	107.79	172.63	119.58	178.89

* Assumes $100 invested on December 31, 2014, and the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2019	2018	2017	2016	2015
OPERATING DATA:
Homebuilding:
Revenues	$9,978,526	$9,982,949	$8,385,526	$7,495,404	$5,844,658
Income before income taxes	$1,236,261	$1,288,804	$865,332	$860,766	$757,317
Financial Services:
Revenues	$234,431	$205,382	$192,160	$181,126	$140,445
Income before income taxes	$103,315	$58,736	$73,496	$73,084	$58,706

Consolidated results:
Revenues	$10,212,957	$10,188,331	$8,577,686	$7,676,530	$5,985,103

Income before income taxes	$1,339,576	$1,347,540	$938,828	$933,850	$816,023
Income tax expense	(322,876)	(325,517)	(491,607)	(331,147)	(321,933)
Net income	$1,016,700	$1,022,023	$447,221	$602,703	$494,090

PER SHARE DATA:
Net income per share:
Basic	$3.67	$3.56	$1.45	$1.76	$1.38
Diluted	$3.66	$3.55	$1.44	$1.75	$1.36
Number of shares used in calculation:
Basic	274,495	283,578	305,089	339,747	356,576
Effect of dilutive securities	802	1,287	1,725	2,376	3,217
Diluted	275,297	284,865	306,814	342,123	359,793
Shareholders’ equity	$20.20	$17.39	$14.60	$13.63	$13.63
Cash dividends declared	$0.45	$0.38	$0.36	$0.36	$0.33

	December 31, ($000’s omitted)
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
House and land inventory	$7,680,614	$7,253,353	$7,147,130	$6,770,655	$5,450,058
Total assets	10,715,597	10,172,976	9,686,649	10,178,200	9,189,406
Notes payable	2,765,040	3,028,066	3,006,967	3,129,298	2,109,841
Shareholders’ equity	5,458,180	4,817,782	4,154,026	4,659,363	4,759,325

	Years Ended December 31,
	2019	2018	2017	2016	2015
OTHER DATA:
Markets, at year-end	42	44	47	49	50
Average active communities	863	832	779	705	618
Closings (units)	23,232	23,107	21,052	19,951	17,127
Net new orders (units)	24,977	22,833	22,626	20,326	18,008
Backlog (units), at year-end	10,507	8,722	8,996	7,422	6,731
Average selling price (per unit)	$427,000	$425,000	$395,000	$373,000	$338,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Favorable demographic and economic conditions, combined with the recently improving affordability of housing, have supported the ongoing recovery in U.S. new home sales that began in 2012. In recent years, we have made significant investments to acquire and develop land inventory and open new communities. We have grown our investment in the business in a disciplined manner by emphasizing smaller projects and working to shorten our years of owned land supply, including increasing the use of land option agreements, which now account for 41% of our controlled lots as compared with 11% at the beginning of 2012. We have also focused our land investments on closer-in locations where we think demand is more sustainable when the market ultimately moderates. We have accepted the trade-off of having to pay more for certain land positions where we can be more confident in future performance. The combination of favorable demand conditions, our investments in new communities, strategic pricing, and construction efficiencies resulted in growth in our revenues each year during the period from 2012 to 2019.

We entered 2019 in the midst of an industry-wide softening in demand that began in mid-2018. To varying degrees, the slowdown occurred across all major buyer groups and substantially all of our geographies. This slowdown was correlated with an increase in mortgage interest rates, which contributed to ongoing affordability challenges confronting many prospective buyers. As a result, we entered 2019 with a smaller backlog than the year before. However, demand improved in mid-2019 as we experienced increased traffic to our communities and higher new order volume relative to the same period in 2018. The improvement continued through the remainder of 2019, especially among first-time buyers, in part due to improving affordability driven by increasing wages, slower price appreciation, and a decline in mortgage interest rates. Based on these favorable economic factors and our investments in new communities, we were able to generate a 9% increase in new orders and a 20% increase in ending backlog in 2019 compared with 2018. While the slow start to 2019 resulted in our full year closings and home sale revenues each increasing only 1% over 2018, we still delivered higher earnings per share in 2019 compared with 2018.

We believe that the actions we have taken over the past few years to shorten the duration of our land inventory, increase our use of land option agreements, and drive daily execution of our business while maintaining a conservative financial position allow us to operate effectively in most economic conditions. Additionally, our overall financial condition continues to support investing in the business while returning excess capital to shareholders, including completion of the following capital activities in 2019:

•	Continued to invest in new communities, as reflected in the increase to 863 average active communities;

•	Acquired the homebuilding operations of American West located in Las Vegas, Nevada, for $163.7 million;

•	Increased our quarterly dividend by 9% to $0.12 per share;

•	Repurchased $274.3 million of common shares;

•	Increased our share repurchase authorization by $500.0 million; and

•	Completed a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021.

The following tables and related discussion set forth key operating and financial data for our Homebuilding and Financial Services operations as of and for the fiscal years ended December 31, 2019 and 2018. For similar operating and financial data and discussion of our fiscal 2018 results compared to our fiscal 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on January 31, 2019.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2019	2018
Income before income taxes:
Homebuilding	$1,236,261	$1,288,804
Financial Services	103,315	58,736
Income before income taxes	1,339,576	1,347,540
Income tax expense	(322,876)	(325,517)
Net income	$1,016,700	$1,022,023
Per share data - assuming dilution:
Net income	$3.66	$3.55

•	Homebuilding income before income taxes remained strong in 2019. Homebuilding income before income taxes also reflected the following significant income (expense) items ($000's omitted):

		2019	2018
Land inventory impairments (see Note 2)	Home sale cost of revenues	$(8,617)	$(70,965)
Warranty claim (see Note 11)	Home sale cost of revenues	(14,800)	—
Net realizable value adjustments ("NRV") - land held for sale (see Note 2)	Land sale cost of revenues	(5,368)	(11,489)
California land sale gains (see Note 3)	Land sale revenues / cost of revenues	—	26,401
Insurance reserve adjustments (see Note 11)	Selling, general, and administrative expenses	49,437	35,873
Write-offs of insurance receivables (see Note 11)	Selling, general, and administrative expenses	(22,617)	—
Write-offs of deposits and pre-acquisition costs (see Note 2)	Other expense, net	(13,116)	(16,992)
		$(15,081)	$(37,172)

For additional information on the above, see the applicable Notes to the Consolidated Financial Statements.

•
The increase in Financial Services income in 2019 compared with 2018 was primarily the result of higher volumes, which largely resulted from an improved capture rate and margin per loan, as well as a $16.1 million increase in loan origination liabilities in 2018 (see Note 11). Interest rates generally declined during 2019, which led to a less competitive mortgage environment contributing to improved capture rate and higher gains from sales of mortgages.

•	Our effective tax rate was 24.1% and 24.2%, for 2019 and 2018, respectively (see Note 8).

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2019	FY 2019 vs. FY 2018	2018
Home sale revenues	$9,915,705	1%	$9,818,445
Land sale and other revenues (a)	62,821	(62)%	164,504
Total Homebuilding revenues	9,978,526	—%	9,982,949
Home sale cost of revenues (b)	(7,628,700)	1%	(7,540,937)
Land sale cost of revenues (a) (c)	(56,098)	(56)%	(126,560)
Selling, general, and administrative expenses ("SG&A") (d)	(1,044,337)	3%	(1,012,023)
Other expense, net (e)	(13,130)	(10)%	(14,625)
Income before income taxes	$1,236,261	(4)%	$1,288,804
Supplemental data:
Gross margin from home sales (b)	23.1%	(10) bps	23.2%
SG&A % of home sale revenues (d)	10.5%	20 bps	10.3%
Closings (units)	23,232	1%	23,107
Average selling price	$427	0%	$425
Net new orders:
Units	24,977	9%	22,833
Dollars	$10,615,363	10%	$9,675,529
Cancellation rate	14%		14%
Average active communities	863	4%	832
Backlog at December 31:
Units	10,507	20%	8,722
Dollars	$4,535,805	18%	$3,836,147

(a)	Includes net gains of $26.4 million related to two land sale transactions in California in 2018 (see Note 3).

(b)
Includes the amortization of capitalized interest; land inventory impairments of $8.6 million and $71.0 million in 2019 and 2018, respectively (see Note 2); and warranty charges of $14.8 million related to a closed-out community in 2019 (see Note 11).

(c)	Includes net realizable value adjustments on land held for sale of $5.4 million and $11.5 million in 2019 and 2018, respectively (see Note 2).

(d)	Includes insurance reserve reversals of $49.4 million and $35.9 million in 2019 and 2018, respectively, and write-offs of insurance receivables of $22.6 million in 2019 (see Note 11).

(e)	See "Other expense, net" for a table summarizing significant items (see Note 1).

Home sale revenues

Home sale revenues for 2019 were higher than 2018 by $97.3 million, or 1%. The increase was attributable to a 1% increase in closings. The increase in revenues is attributable to an improved demand environment in the majority of our markets starting in mid-2019 substantially offset by lower revenues in our Northern California Division, which reflects the completion, or near completion, of several high-performing communities combined with moderating demand in that market.

Home sale gross margins

Home sale gross margins were 23.1% in 2019, compared with 23.2% in 2018. Our results in 2019 and 2018 include the effect of the aforementioned land inventory impairments totaling $8.6 million and $71.0 million, respectively. Excluding such impairments, gross margins remained strong in both 2019 and 2018 relative to historical levels and reflect a combination of factors, including shifts in community mix and the aforementioned warranty charge of $14.8 million in 2019 related to a closed-out community in the Southeast. The pricing environment in many of our markets allowed us to effectively manage pressure in house and land costs, though sales discounts have increased moderately in response to the affordability issues faced by homebuyers and our increased use of speculative inventory. Amortized interest costs increased in dollar terms but remained consistent with the prior year as a percentage of revenue at 1.8%.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales contributed net gains of $6.7 million and $37.9 million in 2019 and 2018, respectively. The gains in 2018 resulted primarily from two land sale transactions in California that contributed $26.4 million.

SG&A

SG&A as a percentage of home sale revenues was 10.5% and 10.3% in 2019 and 2018, respectively. The gross dollar amount of our SG&A increased $32.3 million, or 3%, in 2019 compared with 2018. The increase is primarily attributable to higher headcount as order volumes increased in the second half of 2019, increased information technology spend, operating costs associated with the American West transaction, higher model home costs, and insurance receivable write-offs of $22.6 million in 2019 in connection with policy settlement negotiations with certain of our carriers (see Note 11).

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2019	2018
Write-offs of deposits and pre-acquisition costs (Note 2)	$(13,116)	$(16,992)
Loss on debt retirement (Note 5)	(4,927)	(76)
Amortization of intangible assets (Note 1)	(14,200)	(13,800)
Interest income	16,739	7,593
Interest expense	(584)	(618)
Equity in earnings (loss) of unconsolidated entities (Note 4)	747	2,690
Miscellaneous, net	2,211	6,578
Total other expense, net	$(13,130)	$(14,625)

Net new orders

Net new orders in units increased 9% in 2019 compared with 2018. The increase resulted from the higher number of active communities, which increased 4% to 863 in 2019, and a strengthening market in the back half of 2019. Net new orders in dollars increased by 10% compared with 2018. The increase is a result of improved demand which began in the second quarter of 2019 and continued through the remainder of the year, especially among first-time buyers, in part due to improving affordability driven by increasing wages, slower price appreciation, and a decline in mortgage interest rates. The cancellation rate (canceled orders for the period divided by gross new orders for the period) remained stable in 2019 at 14%. Ending backlog units, which represent orders for homes that have not yet closed, increased 20% as measured in units and 18% as measured in dollars at December 31, 2019 compared with December 31, 2018. The increase is primarily attributable to increased demand relating to the continued strength in the housing market.

Homes in production

The following is a summary of our homes in production at December 31, 2019 and 2018:

	2019	2018
Sold	7,423	6,245
Unsold
Under construction	2,672	2,531
Completed	685	715
	3,357	3,246
Models	1,342	1,216
Total	12,122	10,707

The number of homes in production at December 31, 2019 was 13% higher compared to December 31, 2018. The increase in homes under production resulted primarily from the higher backlog.

Controlled lots

The following is a summary of our lots under control at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,999	4,240	9,239	5,813	3,694	9,507
Southeast	16,174	12,802	28,976	15,800	11,806	27,606
Florida	20,281	17,802	38,083	18,652	15,855	34,507
Midwest	10,016	12,027	22,043	10,097	11,883	21,980
Texas	16,256	10,573	26,829	14,380	11,035	25,415
West	25,633	7,459	33,092	24,788	5,774	30,562
Total	93,359	64,903	158,262	89,530	60,047	149,577

Developed (%)	39%	22%	32%	39%	21%	32%

Of our controlled lots, 93,359 and 89,530 were owned and 64,903 and 60,047 were under land option agreements at December 31, 2019 and 2018, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.2 billion at December 31, 2019. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $299.4 million, of which $11.0 million is refundable, at December 31, 2019.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2019, we conducted our operations in 42 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2019	FY 2019 vs. FY 2018	2018
Home sale revenues:
Northeast	$771,349	(3)%	$795,211
Southeast	1,673,670	(4)%	1,740,239
Florida	2,068,422	8%	1,911,537
Midwest	1,485,370	—%	1,492,572
Texas	1,384,533	7%	1,296,183
West	2,532,361	(2)%	2,582,703
	$9,915,705	1%	$9,818,445
Income before income taxes (a):
Northeast	$116,221	292%	$29,629
Southeast (b)	175,763	(13)%	202,639
Florida	309,596	7%	289,418
Midwest	184,438	3%	179,568
Texas	195,751	1%	193,946
West (c)	386,361	(25)%	511,828
Other homebuilding (d)	(131,869)	(12)%	(118,224)
	$1,236,261	(4)%	$1,288,804
Closings (units):
Northeast	1,443	(7)%	1,558
Southeast	3,982	(6)%	4,220
Florida	5,045	6%	4,771
Midwest	3,583	(4)%	3,716
Texas	4,528	8%	4,212
West	4,651	—%	4,630
	23,232	1%	$23,107
Average selling price:
Northeast	$535	5%	$510
Southeast	420	2%	412
Florida	410	2%	401
Midwest	415	3%	402
Texas	306	(1)%	308
West	544	(3)%	558
	$427	0%	$425

(a)	Includes land-related charges as summarized in the following land-related charges table (see Note 2).

(b)	Southeast includes a warranty charge of $14.8 million in 2019 related to a closed-out community (see Note 11).

(c)	Includes gains of $26.4 million related to two land sale transactions in California in 2018.

(d)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: write-off of $22.6 million of insurance receivables associated with the resolution of certain insurance matters in 2019; insurance reserve reversals of $49.4 million and$35.9 million in 2019 and 2018, respectively (see Note 11).

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2019	FY 2019 vs. FY 2018	2018
Net new orders - units:
Northeast	1,562	3%	1,516
Southeast	4,237	3%	4,114
Florida	5,462	10%	4,982
Midwest	3,721	2%	3,631
Texas	4,886	14%	4,278
West	5,109	18%	4,312
	24,977	9%	22,833
Net new orders - dollars:
Northeast	$861,234	8%	$799,373
Southeast	1,758,110	2%	1,721,103
Florida	2,246,631	11%	2,029,999
Midwest	1,548,927	4%	1,492,453
Texas	1,489,188	12%	1,332,598
West	2,711,273	18%	2,300,003
	$10,615,363	10%	$9,675,529
Cancellation rates:
Northeast	11%		10%
Southeast	11%		12%
Florida	12%		13%
Midwest	12%		12%
Texas	17%		19%
West	16%		17%
	14%		14%
Unit backlog:
Northeast	589	25%	470
Southeast	1,865	16%	1,610
Florida	2,306	22%	1,889
Midwest	1,540	10%	1,402
Texas	1,850	24%	1,492
West	2,357	27%	1,859
	10,507	20%	8,722
Backlog dollars:
Northeast	$347,696	35%	$257,812
Southeast	783,469	12%	699,030
Florida	978,261	22%	800,051
Midwest	651,977	11%	588,420
Texas	590,868	22%	486,212
West	1,183,534	18%	1,004,622
	$4,535,805	18%	$3,836,147

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2019	2018
Land-related charges*:
Northeast	$1,122	$74,488
Southeast	15,697	8,140
Florida	2,811	1,166
Midwest	2,581	7,361
Texas	1,151	1,204
West	2,568	5,159
Other homebuilding	1,171	1,928
	$27,101	$99,446

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2019, Northeast home sale revenues decreased 3% compared with 2018 due to a 7% decrease in closings, partially offset by a 5% increase in average selling price, reflecting lower results in the Northeast Corridor. The increased income before income taxes resulted primarily from the $74.5 million of land charges taken in 2018. Net new orders increased 3%, which is attributable primarily to New England and Mid-Atlantic.

Southeast:

For 2019, Southeast home sale revenues decreased 4% compared with 2018 due to a 6% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings and increase in average selling price occurred across substantially all of our markets. Income before income taxes decreased 13% primarily as a result of lower gross margin, which stemmed partly from charges of $14.8 million related to estimated costs to complete repairs in a closed-out community. Net new orders increased 3%, which is attributable to a majority of our markets.

Florida:

For 2019, Florida home sale revenues increased 8% compared with 2018 due to a 6% increase in closings combined with a 2% increase in average selling price. The increase in closings and average selling price were attributable to the majority of our markets. The increased income before income taxes for 2019 resulted primarily from higher revenues and improved gross margin. Net new orders increased 10%, which is attributable to all of our markets.

Midwest:

For 2019, Midwest home sale revenues decreased slightly compared with the prior year period due to a 4% decrease in closings partially offset by a 3% increase in the average selling price. The decrease in closings occurred across the majority of our markets while the increase in average selling price occurred across the majority of our markets. Income before income taxes increased 3% primarily as a result of improved gross margins. Net new orders increased 2% across the majority of our markets.

Texas:

For 2019, Texas home sale revenues increased 7% compared with the prior year period due to an 8% increase in closings partially offset by a 1% decrease in the average selling price. The increase in closings occurred in all of our markets except Houston. Houston closings were impacted by the timing of new communities as overall demand remains strong. Income before income taxes increased slightly as a result of higher closings offset by lower margins compared to 2018. Net new orders increased 14%, which is attributable to all of our markets.

West:

For 2019, West home sale revenues decreased 2% compared with the prior year period due to a 3% decrease in the average selling price partially offset by a slight increase in closings. The decreased revenues were concentrated in Northern California, which resulted from the completion, or near completion, of several high performing communities combined with moderating demand in that market. Income before income taxes decreased 25% primarily as the result of lower volumes and profitability in Northern California in 2019 as well as two significant land sale gains totaling $26.4 million in 2018. Net new orders increased by 18% in 2019 compared with 2018 with significant increases in Las Vegas, which benefited from the American West acquisition in April 2019, and Arizona.

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

	Years Ended December 31,
	2019	FY 2019 vs. FY 2018	2018
Mortgage revenues	$169,917	14%	$149,642
Title services revenues	51,836	13%	45,865
Insurance brokerage commissions	12,678	28%	9,875
Total Financial Services revenues	234,431	14%	205,382
Expenses	(130,770)	(11)%	(147,422)
Other income, net	(346)	(145)%	776
Income before income taxes	$103,315	76%	$58,736
Total originations:
Loans	15,821	9%	14,464
Principal	$4,976,973	12%	$4,456,360

	Years Ended December 31,
	2019	2018
Supplemental data:
Capture rate	82.4%	76.2%
Average FICO score	751	752
Loan application backlog	$2,804,017	$2,012,340
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	20%
Other agency	71%	68%
Total agency	90%	88%
Non-agency	10%	12%
Total funded originations	100%	100%
Revenues

Total Financial Services revenues during 2019 increased 14% compared with 2018. The increase occurred primarily as the result of higher volumes, which largely resulted from an improved capture rate and improved margin per loan. Interest rates generally declined during 2019, which led to a less competitive mortgage environment contributing to improved capture rate and higher gains from sales of mortgages.

Income before income taxes

The increase in income before income taxes for 2019 as compared with 2018 was due primarily to higher volume, higher revenue per loan, and improved expense leverage. Additionally, 2018 included a $16.1 million increase in loan origination liabilities (see Note 11).

Income Taxes

Our effective tax rate was 24.1% and 24.2% for 2019 and 2018, respectively. Each year's rate differs from the federal statutory rate primarily due to state income tax expense.

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

At December 31, 2019, we had unrestricted cash and equivalents of $1.2 billion, restricted cash balances of $33.5 million, and $737.2 million available under our revolving credit facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

We retired outstanding debt totaling $310.0 million and $82.8 million during 2019 and 2018, respectively. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 33.6%, which is within our targeted range of 30.0% to 40.0%, at December 31, 2019.

Unsecured senior notes

During 2019, we completed a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021. At December 31, 2019, we had $2.7 billion of unsecured senior notes outstanding with no repayments due until March 2021 when $426.0 million of notes are scheduled to mature.

Other notes payable

Certain of our local homebuilding operations are party to non-recourse and limited recourse collateralized notes payable with third parties that totaled $53.4 million at December 31, 2019. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within notes payable.

Revolving credit facility

In June 2018, we entered into the Second Amended and Restated Credit Agreement ("Revolving Credit Facility"), which matures in June 2023. The Revolving Credit Facility has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding and $262.8 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at December 31, 2019 and 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2019, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $737.2 million and $760.6 million as of December 31, 2019 and 2018, respectively.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2019, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) to extend the termination date to July 2020. The maximum aggregate commitment was $375.0 million during the seasonally high borrowing period from December 26, 2019 through January 13, 2020. At all other times, the maximum aggregate commitment ranges from $220.0 million to $270.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $326.6 million and $348.4 million outstanding under the Repurchase Agreement at December 31, 2019, and 2018, respectively, and was in compliance with its covenants and requirements as of such dates.

Share repurchase program

We repurchased 8.4 million, and 10.9 million shares in 2019 and 2018, respectively, for a total of $274.3 million and $294.6 million in 2019 and 2018, respectively, under this program. In 2018, our Board of Directors authorized a $500.0 million share repurchase program and approved an increase of $500.0 million in May 2019. At December 31, 2019, we had remaining authorization to repurchase $525.5 million of common shares.

Dividends

Our declared quarterly cash dividends totaled $124.4 million and $108.5 million in 2019 and 2018, respectively.

Cash flows

Operating activities

Our net cash provided by operating activities in 2019 was $1.1 billion, compared with net cash provided by operating activities of $1.4 billion in 2018. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale. Our positive cash flow from operations for 2019 was primarily due to our net income of $1.0 billion, which included non-cash land-related charges of $27.1 million and $105.4 million of deferred income tax expense. These factors were partially offset by a net increase in inventories of $237.7 million and a $48.3 million increase in residential mortgage loans available-for-sale.

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

Investing activities

Net cash used in investing activities totaled $226.2 million in 2019, compared with $41.9 million in 2018. The 2019 cash outflows primarily reflect our acquisition of American West in April 2019 for $163.7 million as well as $58.1 million related to our ongoing capital expenditures in new communities and information technology applications. The use of cash from investing activities in 2018 was primarily due to $59.0 million of capital expenditures for new community openings combined with expenditures on information technology applications.

Financing activities

Net cash used in financing activities was $733.6 million in 2019 compared with $580.3 million during 2018. The net cash used in financing activities for 2019 resulted primarily from the repurchase of 8.4 million common shares for $274.3 million under our repurchase authorization, repayments of debt of $310.0 million, and cash dividends of $122.4 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2019:

	Payments Due by Period ($000’s omitted)
	2020	2021-2022	2023-2024	After 2024	Total
Contractual obligations:
Notes payable (a)	$176,435	$739,009	$271,250	$3,016,853	$4,203,547
Operating lease obligations	18,995	39,128	28,983	22,476	109,582
Total contractual obligations (b)	$195,430	$778,137	$300,233	$3,039,329	$4,313,129

(a)	Represents principal and interest payments related to our senior notes and limited recourse collateralized financing arrangements.

(b)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2019, we had $299.4 million of deposits and pre-acquisition costs, of which $11.0 million is refundable, relating to option agreements to acquire 64,903 lots with a remaining purchase price of $3.2 billion. We expect to acquire the majority of such land within the next three years.

We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2015 to 2019. At December 31, 2019, we had $40.3 million of gross unrecognized tax benefits and $6.5 million of related accrued interest and penalties.

The following table summarizes our other commercial commitments as of December 31, 2019:

	Amount of Commitment Expiration by Period ($000’s omitted)
	2020	2021-2022	2023-2024	After 2024	Total
Other commercial commitments:
Guarantor credit facilities (a)	$—	$—	$1,000,000	$—	$1,000,000
Non-guarantor credit facilities (b)	375,000	—	—	—	375,000
Total commercial commitments (c)	$375,000	$—	$1,000,000	$—	$1,375,000

(a)
The $1.0 billion in 2023-2024 represents the capacity of our unsecured revolving credit facility, under which no borrowings were outstanding, and $262.8 million of letters of credit were issued at December 31, 2019.

(b)
Represents the capacity of the Repurchase Agreement, of which $326.6 million was outstanding at December 31, 2019. The capacity of $375.0 million was effective through January 13, 2020 after which it ranges from $220.0 million to $270.0 million until its expiration in July 2020.

(c)	The above table excludes an aggregate $1.4 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2019, we had outstanding letters of credit of $262.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.4 billion at December 31, 2019, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2019, these agreements had an aggregate remaining purchase price of $3.2 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

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

Financial services revenues - Loan origination fees, commitment fees, and direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. The determination of fair value for certain of these financial instruments requires the use of estimates and management judgment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $35.1 million at December 31, 2019. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend years into the future, actual results could differ from such estimates.

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

Our recorded reserves for all such claims totaled $709.8 million and $737.0 million at December 31, 2019 and 2018, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% and 65% of the total general liability reserves at December 31, 2019 and 2018, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $600 million to $800 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

Volatility in both national and local housing market conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2019 and 2018, we reduced general liability reserves by $49.4 million and $35.9 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities.

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Our receivables from insurance carriers totaled $118.4 million and $153.0 million at December 31, 2019 and 2018, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. We believe collection of these insurance receivables is probable based on various factors, including the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2019 and 2018 ($000’s omitted).

	As of December 31, 2019 for the Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$21,327	$447,712	$10,295	$—	$—	$2,300,000	$2,779,334	$3,152,046
Average interest rate	2.09%	4.17%	0.39%	—%	—%	5.90%	5.57%

Variable rate debt (a)	$326,573	$—	$—	$—	$—	$—	$326,573	$326,573
Average interest rate	3.59%	—%	—%	—%	—%	—%	3.59%

	As of December 31, 2018 for the Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$24,088	$9,968	$706,720	$—	$—	$2,300,000	$3,040,776	$2,898,606
Average interest rate	5.31%	3.81%	4.28%	—%	—%	5.90%	5.51%

Variable rate debt (a)	$348,949	$—	$—	$—	$—	$—	$348,949	$348,948
Average interest rate	4.41%	—%	—%	—%	—%	—%	4.41%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2019 or 2018.

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

At December 31, 2019 and 2018, residential mortgage loans available-for-sale had an aggregate fair value of $509.0 million and $461.4 million, respectively. At December 31, 2019 and 2018, we had aggregate interest rate lock commitments of $255.3 million and $285.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $518.2 million and $511.0 million at December 31, 2019 and 2018, respectively, and whole loan investor commitments totaled $200.7 million and $187.8 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “should”, “will” and similar expressions identify forward-looking statements, including statements related to any impairment charge and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
($000’s omitted, except per share data)

	2019	2018
ASSETS
Cash and equivalents	$1,217,913	$1,110,088
Restricted cash	33,543	23,612
Total cash, cash equivalents, and restricted cash	1,251,456	1,133,700
House and land inventory	7,680,614	7,253,353
Land held for sale	24,009	36,849
Residential mortgage loans available-for-sale	508,967	461,354
Investments in unconsolidated entities	59,766	54,590
Other assets	895,686	830,359
Intangible assets	124,992	127,192
Deferred tax assets, net	170,107	275,579
	$10,715,597	$10,172,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $51,827 and $54,381 at December 31, 2019 and 2018, respectively	$435,916	$352,029
Customer deposits	294,427	254,624
Accrued and other liabilities	1,399,368	1,360,483
Income tax liabilities	36,093	11,580
Financial Services debt	326,573	348,412
Notes payable	2,765,040	3,028,066
Total liabilities	5,257,417	5,355,194
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 270,235,297 and 277,109,507 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,702	2,771
Additional paid-in capital	3,235,149	3,201,427
Accumulated other comprehensive loss	(245)	(345)
Retained earnings	2,220,574	1,613,929
Total shareholders’ equity	5,458,180	4,817,782
	$10,715,597	$10,172,976

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2019, 2018, and 2017
(000’s omitted, except per share data)

	2019	2018	2017
Revenues:
Homebuilding
Home sale revenues	$9,915,705	$9,818,445	$8,323,984
Land sale and other revenues	62,821	164,504	61,542
	9,978,526	9,982,949	8,385,526
Financial Services	234,431	205,382	192,160
Total revenues	10,212,957	10,188,331	8,577,686

Homebuilding Cost of Revenues:
Home sale cost of revenues	(7,628,700)	(7,540,937)	(6,461,152)
Land sale cost of revenues	(56,098)	(126,560)	(134,449)
	(7,684,798)	(7,667,497)	(6,595,601)

Financial Services expenses	(130,770)	(147,422)	(119,289)
Selling, general, and administrative expenses	(1,044,337)	(1,012,023)	(891,581)
Other expense, net	(13,476)	(13,849)	(32,387)
Income before income taxes	1,339,576	1,347,540	938,828
Income tax expense	(322,876)	(325,517)	(491,607)
Net income	$1,016,700	$1,022,023	$447,221

Net income per share:
Basic	$3.67	$3.56	$1.45
Diluted	$3.66	$3.55	$1.44
Cash dividends declared	$0.45	$0.38	$0.36

Number of shares used in calculation:
Basic	274,495	283,578	305,089
Effect of dilutive securities	802	1,287	1,725
Diluted	275,297	284,865	306,814
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2019, 2018, and 2017
($000’s omitted)

	2019	2018	2017
Net income	$1,016,700	$1,022,023	$447,221

Other comprehensive income, net of tax:
Change in value of derivatives	100	100	81
Other comprehensive income	100	100	81

Comprehensive income	$1,016,800	$1,022,123	$447,302

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2019, 2018, and 2017
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' Equity, December 31, 2016	319,090	$3,191	$3,116,490	$(526)	$1,540,208	$4,659,363
Cumulative effect of accounting change (see Note 1)	—	—	(406)	—	18,644	18,238
Stock option exercises	2,352	24	27,696	—	—	27,720
Share issuances	1,008	13	3,555	—	—	3,568
Dividends declared	—	—	—	—	(110,046)	(110,046)
Share repurchases	(35,698)	(360)	—	—	(909,971)	(910,331)
Cash paid for shares withheld for taxes	—	—	—	—	(5,995)	(5,995)
Share-based compensation	—	—	24,207	—	—	24,207
Net income	—	—	—	—	447,221	447,221
Other comprehensive income	—	—	—	81	—	81
Shareholders' Equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	605	6	6,549	—	—	6,555
Share issuances	1,210	12	3,475	—	—	3,487
Dividends declared	—	—	—	—	(108,489)	(108,489)
Share repurchases	(11,457)	(115)	—	—	(294,451)	(294,566)
Cash paid for shares withheld for taxes	—	—	(284)	—	(7,626)	(7,910)
Share-based compensation	—	—	20,145	—	—	20,145
Net income	—	—	—	—	1,022,023	1,022,023
Other comprehensive income	—	—	—	100	—	100
Shareholders' Equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	547	5	6,394	—	—	6,399
Share issuances	1,013	10	5,790	—	—	5,800
Dividends declared	—	—	—	—	(124,356)	(124,356)
Share repurchases	(8,435)	(84)	—	—	(274,249)	(274,333)
Cash paid for shares withheld for taxes	—	—	—	—	(11,450)	(11,450)
Share-based compensation	—	—	21,538	—	—	21,538
Net income	—	—	—	—	1,016,700	1,016,700
Other comprehensive income		—	—	100	—	100
Shareholders' Equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018, and 2017
($000’s omitted)

	2019	2018	2017
Cash flows from operating activities:
Net income	$1,016,700	$1,022,023	$447,221
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	105,438	362,777	422,307
Land-related charges	27,101	99,446	191,913
Depreciation and amortization	53,999	49,429	50,998
Share-based compensation expense	28,368	28,290	33,683
Loss on debt retirements	4,927	76	—
Other, net	1,155	(3,688)	(1,789)
Increase (decrease) in cash due to:
Inventories	(237,741)	(50,362)	(569,030)
Residential mortgage loans available-for-sale	(48,261)	107,330	(33,009)
Other assets	(15,125)	(64,174)	55,099
Accounts payable, accrued and other liabilities	140,984	(101,400)	65,687
Net cash provided by (used in) operating activities	1,077,545	1,449,747	663,080
Cash flows from investing activities:
Capital expenditures	(58,119)	(59,039)	(32,051)
Investments in unconsolidated entities	(9,515)	(1,000)	(23,037)
Business acquisition	(163,724)	—	—
Other investing activities, net	5,129	18,097	4,846
Net cash provided by (used in) investing activities	(226,229)	(41,942)	(50,242)
Cash flows from financing activities:
Debt issuance costs	—	(8,164)	—
Repayments of notes payable	(309,985)	(82,775)	(134,747)
Borrowings under revolving credit facility	—	1,566,000	2,720,000
Repayments under revolving credit facility	—	(1,566,000)	(2,720,000)
Financial Services borrowings (repayments), net	(21,841)	(89,393)	106,183
Stock option exercises	6,399	6,555	27,720
Share repurchases	(274,333)	(294,566)	(910,331)
Cash paid for shares withheld for taxes	(11,450)	(7,910)	(5,995)
Dividends paid	(122,350)	(104,020)	(112,748)
Net cash provided by (used in) financing activities	(733,560)	(580,273)	(1,029,918)
Net increase (decrease)	117,756	827,532	(417,080)
Cash, cash equivalents, and restricted cash at beginning of period	1,133,700	306,168	723,248
Cash, cash equivalents, and restricted cash at end of period	$1,251,456	$1,133,700	$306,168

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$5,605	$557	$(942)
Income taxes paid, net	$137,119	$89,204	$14,875

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

Business acquisitions

In April 2019, we acquired certain assets of American West, located in Las Vegas, Nevada, for $163.7 million. The assets acquired included approximately 1,200 finished lots and control of approximately 2,300 additional lots through land option agreements. The acquired assets were recorded at their estimated fair values, including $12.0 million associated with the American West tradename, which is being amortized over a 20-year life. The acquisition of these assets was not material to our results of operations or financial condition.

In January 2020, we acquired substantially all of the operations of Innovative Construction Group, an offsite construction framing company located in Jacksonville, Florida. This acquisition is not expected to have a material impact on our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2019 and 2018 also included $6.2 million and $40.9 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer. Total cash, cash equivalents, and restricted cash includes restricted cash balances of $33.5 million and $23.6 million at December 31, 2019 and 2018, respectively.

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

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $40.4 million at December 31, 2019 and 2018. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets also include tradenames acquired in connection with acquisitions and totaled $84.6 million, net of accumulated amortization of $204.4 million, at December 31, 2019, and $86.8 million, net of accumulated amortization of $190.2 million, at December 31, 2018. Such tradenames are generally being amortized over 20-year lives. Amortization expense totaled $14.2 million in 2019 and $13.8 million in 2018 and 2017, respectively, and is expected to be $14.4 million in 2020, $11.0 million in 2021 and $6.3 million each year from 2022 - 2024. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess tradenames for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $111.7 million net of accumulated depreciation of $218.9 million at December 31, 2019 and $92.9 million net of accumulated depreciation of $209.3 million at December 31, 2018. Depreciation expense totaled $39.8 million, $35.6 million, and $37.2 million in 2019, 2018, and 2017, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $53.9 million, $51.0 million, and $45.0 million, in 2019, 2018, and 2017, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $19.1 million, $17.9 million, and $15.7 million in 2019, 2018, and 2017, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2019	2018	2017
Write-offs of deposits and pre-acquisition costs (Note 2)	$(13,116)	$(16,992)	$(11,367)
Amortization of intangible assets (Note 1)	(14,200)	(13,800)	(13,800)
Loss on debt retirement (Note 5)	(4,927)	(76)	—
Interest income	16,739	7,593	2,537
Interest expense	(584)	(618)	(503)
Equity in earnings (loss) of unconsolidated entities (Note 4) (a)	747	2,690	(1,985)
Miscellaneous, net	1,865	7,354	(7,269)
Total other expense, net	$(13,476)	$(13,849)	$(32,387)

(a)	Includes an $8.0 million impairment of an investment in an unconsolidated entity in 2017 (see Note 2).

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered anti-dilutive and excluded from the diluted earnings per share calculation. Anti-dilutive shares were immaterial in 2019, 2018 and 2017.

In accordance with ASC 260 "Earnings Per Share" ("ASC 260"), the two-class method determines earnings per share for each class of common share and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted share units and deferred shares are considered participating securities. The following table presents a reconciliation of the numerator used in our earnings per common share calculation ($000's omitted):

	December 31, 2019	December 31, 2018	December 31, 2017
Numerator:
Net income	$1,016,700	$1,022,023	$447,221
Less: earnings distributed to participating securities	(1,228)	(1,208)	(1,192)
Less: undistributed earnings allocated to participating securities	(9,143)	(9,984)	(3,380)
Numerator for basic earnings per share	$1,006,329	$1,010,831	$442,649
Add: undistributed earnings allocated to participating securities	9,143	9,984	3,380
Less: undistributed earnings reallocated to participating securities	(9,117)	(9,939)	(3,361)
Numerator for diluted earnings per share	$1,006,355	$1,010,876	$442,668

 Share-based compensation

We measure compensation cost for share-based compensation on the grant date. Fair value for restricted share units is determined based on the quoted price of our common shares on the grant date. We recognize compensation expense for restricted share units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 7.

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

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $294.4 million and $254.6 million at December 31, 2019 and 2018, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

Land sale revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied.

Financial services revenues - Loan origination fees, commitment fees, and direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received or the sub-servicing fees are earned.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $35.1 million and $30.8 million at December 31, 2019 and 2018, respectively. Contract assets totaling $27.7 million were recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net.  See Note 2.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2019 or 2018 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2019		December 31, 2018
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$123,775	$1,466,585	$90,717	$1,079,507
Other land options	175,662	1,755,377	127,851	1,522,903
	$299,437	$3,221,962	$218,568	$2,602,410

Warranty liabilities

Home buyers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized (see Note 11).

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

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging" ("ASC 815"). See Note 11 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2019 and 2018, residential mortgage loans available-for-sale had an aggregate fair value of $509.0 million and $461.4 million, respectively, and an aggregate outstanding principal balance of $494.1 million and $444.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.6) million and $0.7 million for

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the years ended December 31, 2019 and 2018, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2019, 2018, and 2017 were $129.4 million, $111.3 million, and $110.9 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2019 and 2018.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $9.7 million, $11.3 million, and $9.5 million in 2019, 2018, and 2017, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2019 and 2018, we had aggregate IRLCs of $255.3 million and $285.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2019 and 2018, we had unexpired forward contracts of $518.2 million and $511.0 million, respectively, and whole loan investor commitments of $200.7 million and $187.8 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2019		December 31, 2018
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$8,351	$149	$9,196	$161
Forward contracts	299	1,372	315	7,229
Whole loan commitments	880	284	393	1,111
	$9,530	$1,805	$9,904	$8,501

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New accounting pronouncements

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

On January 1, 2018, we adopted ASC 606, a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. We recorded a net increase to opening retained earnings of $22.4 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of contract assets for insurance brokerage commission renewals. There was not a material impact to revenues as a result of applying ASC 606 and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and related amendments using a modified retrospective approach with an effective date as of January 1, 2019. ASU 2016-02 requires leases with durations greater than 12 months to be recorded on balance sheet in our consolidated financial statements. Prior year financial statements were not required to be recast under the new standard and, therefore, have not been reflected as such in our consolidated financial statements. We elected the package of transition practical expedients, which allowed us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The adoption of ASU 2016-02 had no impact on retained earnings. See Note 11 “Leases” for additional information about this adoption.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. The standard is effective for us for annual and interim periods beginning January 1, 2020. We are currently evaluating the impact the standard will have on our financial statements and do not expect a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us for annual and interim periods beginning January 1, 2020, and will be applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventory and land held for sale

Major components of inventory at December 31, 2019 and 2018 were ($000’s omitted):

	2019	2018
Homes under construction	$2,899,016	$2,630,158
Land under development	4,347,107	4,129,225
Raw land	434,491	493,970
	$7,680,614	$7,253,353

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2019	2018	2017
Interest in inventory, beginning of period	$227,495	$226,611	$186,097
Interest capitalized	164,114	172,809	181,719
Interest expensed	(181,226)	(171,925)	(141,205)
Interest in inventory, end of period	$210,383	$227,495	$226,611

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2019	2018	2017
Net realizable value adjustments ("NRV") - land held for sale	Land sale cost of revenues	$5,368	$11,489	$83,576
Land impairments	Home sale cost of revenues	8,617	70,965	88,952
Impairments of unconsolidated entities	Other expense, net	—	—	8,018
Write-offs of deposits and pre-acquisition costs	Other expense, net	13,116	16,992	11,367
Total land-related charges		$27,101	$99,446	$191,913

Land-related charges have not been a significant broad-based issue since the U.S. housing recovery began in 2012. However, we experienced changes to facts and circumstances related to specific individual communities in 2018 and 2017 that elevated such charges.

As explained in Note 1, we periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. The higher level of NRVs in 2017 were primarily the result of a plan we announced in May 2017 to sell select non-core and underutilized land parcels following a strategic review of our land portfolio. As part of that review, we determined that we would sell certain inactive land parcels, representing approximately 17 communities and 4,600 lots. These land parcels were located in diverse geographic areas and no longer fit into our strategic plans. The land parcels identified for sale included: land requiring significant additional development spend that would not yield suitable returns; land in excess of near-term need; and land entitled for certain product types inconsistent with our primary offerings. As a consequence of the change in strategy with respect to the future use of these land parcels, we recorded NRVs totaling $81.0 million in the three months ended June 30, 2017, related to inventory with a pre-NRV carrying value of $151.0 million. An additional $2.6 million of NRVs were recorded throughout 2017 as the result of adjustments to the aforementioned valuations as the sale process progressed or related to other land parcels we chose to sell. The estimated fair values of these inactive land parcels that were held for sale were generally based on comparisons to market comparable transactions, letters of intent, active negotiations with market participants, or similar market-based information

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supplemented in certain instances by estimated future net cash flows discounted for inherent risk associated with each underlying asset. The majority of these parcels were sold to third parties in either 2017 or 2018; such transactions are classified as land sale revenues.

Land impairments relate to communities that are either active or that we intend to eventually open and build out. On a quarterly basis, we review each of our land positions for potential indicators of impairment and perform detailed impairment calculations for communities that display indicators of potential impairment.

•	In 2019, we recorded impairment charges of $8.6 million relating to a number of communities where we experienced slower sales paces and lower average selling prices.

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

	Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Average Selling Price	Quarterly Sales Pace (homes)	Discount Rate
2019	5	$12,589	$8,617	$284 to $550	1 to 6	12% to 14%
2018	8	$24,062	$70,965	$287 to $586	2 to 11	12% to 22%
2017	9	$19,252	$88,952	$207 to $818	1 to 11	12% to 25%

Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $8.3 billion and $1.6 billion in 2019, $8.2 billion and $1.6 billion in 2018, and $7.3 billion and $1.1 billion in 2017, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2019	2018	2017
Revenues:
Northeast	$797,963	$839,700	$693,877
Southeast	1,684,655	1,746,161	1,564,116
Florida	2,074,194	1,944,170	1,494,389
Midwest	1,495,037	1,497,389	1,450,192
Texas	1,389,211	1,301,004	1,168,755
West	2,537,466	2,654,525	2,014,197
	9,978,526	9,982,949	8,385,526
Financial Services	234,431	205,382	192,160
Consolidated revenues	$10,212,957	$10,188,331	$8,577,686

Income before income taxes (a):
Northeast	$116,221	$29,629	$21,190
Southeast (b)	175,763	202,639	122,532
Florida (b)	309,596	289,418	208,825
Midwest	184,438	179,568	178,231
Texas	195,751	193,946	182,862
West (c)	386,361	511,828	229,504
Other homebuilding (d)	(131,869)	(118,224)	(77,812)
	1,236,261	1,288,804	865,332
Financial Services	103,315	58,736	73,496
Consolidated income before income taxes	$1,339,576	$1,347,540	$938,828

(a)	Includes certain land-related charges (see the following table and Note 2).

(b)	Includes warranty charges totaling $14.8 million in 2019 related to a closed-out community in Southeast and $12.4 million in 2017 related to a closed-out community in Florida (see Note 11).

(c)	West includes gains of $26.4 million in 2018 related to two land sale transactions in California.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d)
Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also included are write-offs of insurance receivables associated with the resolution of certain insurance matters totaling $22.6 million and $29.6 million in 2019 and 2017, respectively (see Note 11), and general liability insurance reserve reversals of $49.4 million, $35.9 million, and $97.8 million in 2019, 2018 and 2017, respectively (see Note 11).

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2019	2018	2017
Land-related charges*:
Northeast	$1,122	$74,488	$51,362
Southeast	15,697	8,140	55,689
Florida	2,811	1,166	9,702
Midwest	2,581	7,361	8,917
Texas	1,151	1,204	2,521
West	2,568	5,159	56,996
Other homebuilding	1,171	1,928	6,726
	$27,101	$99,446	$191,913

*
Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2019	2018	2017
Depreciation and amortization:
Northeast	$1,962	$2,093	$2,392
Southeast	4,448	5,231	5,117
Florida	5,775	4,893	4,883
Midwest	4,417	4,271	4,449
Texas	3,423	3,082	3,301
West	9,317	6,758	5,828
Other homebuilding (a)	19,553	18,908	21,326
	48,895	45,236	47,296
Financial Services	5,104	4,193	3,702
	$53,999	$49,429	$50,998

(a)	Other homebuilding includes amortization of intangible assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$345,644	$242,666	$25,098	$613,408	$698,661
Southeast	430,008	724,258	72,804	1,227,070	1,354,086
Florida	539,895	894,716	99,228	1,533,839	1,700,198
Midwest	315,822	464,733	31,881	812,436	886,889
Texas	343,230	447,707	84,926	875,863	949,236
West	881,551	1,289,255	105,606	2,276,412	2,538,803
Other homebuilding (a)	42,866	283,772	14,948	341,586	1,953,440
	2,899,016	4,347,107	434,491	7,680,614	10,081,313
Financial Services	—	—	—	—	634,284
	$2,899,016	$4,347,107	$434,491	$7,680,614	$10,715,597

	December 31, 2018
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$268,900	$291,467	$52,245	$612,612	$704,515
Southeast	443,140	676,087	90,332	1,209,559	1,347,427
Florida	467,625	892,669	85,321	1,445,615	1,601,906
Midwest	314,442	433,056	29,908	777,406	849,596
Texas	284,405	427,124	98,415	809,944	881,629
West	805,709	1,131,841	118,579	2,056,129	2,208,092
Other homebuilding (a)	45,937	276,981	19,170	342,088	2,006,825
	2,630,158	4,129,225	493,970	7,253,353	9,599,990
Financial Services	—	—	—	—	572,986
	$2,630,158	$4,129,225	$493,970	$7,253,353	$10,172,976

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. A summary of our investments in such entities is presented below ($000’s omitted):

	December 31,
	2019	2018
Investments in joint ventures with limited recourse debt	$39,527	$31,551
Investments in joint ventures with debt non-recourse to PulteGroup	3,655	3,471
Investments in other unconsolidated entities	16,584	19,568
Total investments in unconsolidated entities	$59,766	$54,590

Total joint venture debt	$775	$42,948

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$—	$21,059
Joint venture debt non-recourse to PulteGroup	205	217
PulteGroup's total proportionate share of joint venture debt	$205	$21,276

In 2019, 2018, and 2017, we recognized earnings (losses) from unconsolidated joint ventures of $0.7 million, $2.7 million, and $(2.0) million, respectively. We received distributions from our unconsolidated joint ventures of $5.1 million, $12.1 million, and $9.4 million, in 2019, 2018, and 2017, respectively. We made capital contributions of $9.5 million, $1.0 million and $23.0 million in 2019, 2018, and 2017, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2019	2018
4.250% unsecured senior notes due March 2021 (a)	$425,954	$700,000
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(14,295)	(13,247)
Total senior notes	$2,711,659	$2,986,753
Other notes payable	53,381	41,313
Notes payable	$2,765,040	$3,028,066
Estimated fair value	$3,152,046	$2,899,143

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2019, we were in compliance with all of the covenants and requirements under the senior notes. Refer to Note 12 for supplemental consolidating financial information.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $53.4 million and $41.3 million at December 31, 2019 and 2018, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8.00%.

We retired outstanding debt totaling $310.0 million, $82.8 million, and $134.7 million during 2019, 2018, and 2017, respectively. The retirements in 2019 included a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021 which resulted in a loss of $4.9 million, which included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt, and is reflected in other expense, net.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2019. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. We had no borrowings outstanding and $262.8 million and $239.4 million of letters of credit issued under the Revolving Credit Facility at December 31, 2019 and 2018, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2019, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $737.2 million and $760.6 million as of December 31, 2019 and 2018, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pulte Mortgage

Pulte Mortgage maintains a master repurchase agreement with third party lenders. In August 2019, Pulte Mortgage entered into an amended and restated repurchase agreement (the “Repurchase Agreement”) that extended the maturity date to July 2020. The maximum aggregate commitment was $375.0 million during the seasonally high borrowing period from December 26, 2019 through January 13, 2020. At all other times, the maximum aggregate commitment ranges from $220.0 million to $270.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $326.6 million and $348.4 million outstanding under the Repurchase Agreement at December 31, 2019, and 2018, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2019	2018
Available credit lines	$375,000	$520,000
Unused credit lines	$48,427	$171,588
Weighted-average interest rate	4.16%	4.27%

6. Shareholders’ equity

Our declared quarterly cash dividends totaled $124.4 million, $108.5 million, and $110.0 million in 2019, 2018, and 2017, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 8.4 million, 10.9 million, and 35.4 million shares in 2019, 2018, and 2017, respectively, for a total of $274.3 million, $294.6 million, and $910.3 million in 2019, 2018, and 2017, respectively. At December 31, 2019, we had remaining authorization to repurchase $525.5 million of common shares.

Under our stock compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2019, 2018, and 2017, employees surrendered shares valued at $11.5 million, $7.9 million, and $6.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted shares, restricted share units ("RSUs"), and performance shares to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. Shares issued upon the exercise of a stock option are from newly issued shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. RSUs generally cliff vest after three years. RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2019, there were 23.6 million shares that remained available for grant under the plan. Our stock compensation expense for the three years ended December 31, 2019, is presented below ($000's omitted):

	2019	2018	2017
RSUs and performance shares	$21,538	$20,145	$24,207
Long-term incentive plans	6,830	8,145	9,476
	$28,368	$28,290	$33,683

Stock options

A summary of stock option activity for the three years ended December 31, 2019, is presented below (000’s omitted, except per share data):

	2019		2018		2017
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	563	$12	1,168	$11	3,623	$12
Granted	—	—	—	—	—	—
Exercised	(547)	12	(605)	11	(2,353)	12
Forfeited	—	—	—	—	(102)	28
Outstanding, end of year	16	$8	563	$12	1,168	$11
Options exercisable at year end	16	$8	563	$12	1,168	$11

We did not issue any stock options during 2019, 2018, or 2017. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2019. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2019, 2018, and 2017 was $10.5 million, $11.7 million, and $31.1 million, respectively. As of December 31, 2019, options outstanding, all of which were exercisable, had an intrinsic value of $0.5 million and an exercise price of $8.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted shares (including RSUs and performance shares)

A summary of restricted share activity, including RSUs and performance shares, for the three years ended December 31, 2019, is presented below (000’s omitted, except per share data):

	2019		2018		2017
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	3,074	$23	3,271	$19	2,974	$19
Granted	932	27	833	31	1,251	21
Distributed	(1,181)	17	(786)	22	(775)	19
Forfeited	(144)	26	(244)	22	(179)	19
Outstanding, end of year	2,681	$26	3,074	$23	3,271	$19
Vested, end of year	153	$20	129	$21	152	$17

During 2019, 2018, and 2017, the total fair value of shares vested during the year was $20.0 million, $17.1 million, and $15.0 million, respectively. Unamortized compensation cost related to restricted share awards was $19.7 million at December 31, 2019. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 0.2 million RSUs outstanding at December 31, 2019, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $15.0 million and $17.0 million at December 31, 2019 and 2018, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2019	2018	2017
Current expense (benefit)
Federal	$196,186	$(44,462)	$81,101
State and other	21,252	7,202	(11,801)
	$217,438	$(37,260)	$69,300
Deferred expense (benefit)
Federal	$74,700	$271,544	$444,695
State and other	30,738	91,233	(22,388)
	$105,438	$362,777	$422,307
Income tax expense (benefit)	$322,876	$325,517	$491,607

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2019	2018	2017
Income taxes at federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal tax	3.7	4.0	3.1
Tax accounting method change	—	(2.5)	—
Changes in tax laws, including the Tax Act	0.2	1.0	18.3
Deferred tax asset valuation allowance	(0.4)	0.9	(1.1)
Tax contingencies	(0.1)	0.1	(1.0)
Other	(0.3)	(0.3)	(1.9)
Effective rate	24.1%	24.2%	52.4%

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) repealing the domestic production activities deduction; (5) limiting the deductibility of certain executive compensation; and (6) limiting certain other deductions. As the result of the Tax Act, we recorded net tax expense of $172.1 million in 2017 related to the remeasurement of our deferred tax balances and other effects.

The 2019 and 2018 effective tax rates utilize the reduced 21% tax rate due to the Tax Act while the 2017 effective tax rate utilizes the prior 35% tax rate but reflects the revaluation of deferred taxes due to the Tax Act’s enactment.

The 2019 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, changes in valuation allowances relating to projected utilization of certain state net operating loss carryforwards, and state tax law changes. The 2018 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service (IRS) acceptance of a tax accounting method change applicable to the 2017 tax year, valuation allowances relating to projected utilization of certain state net operating loss carryforwards, and state tax law changes. The acceptance of the tax accounting method change provided a deferral of profit on home sales, which resulted in a favorable adjustment in 2018 due to the tax rate reduction in the Tax Act. The 2017 effective tax rate differs from the federal statutory rate primarily due to remeasurement of deferred taxes resulting from the enactment of the Tax Act, state income tax expense on current year earnings, the favorable resolution of certain state income tax matters, the domestic production activities deduction, and state tax law changes.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2019	2018
Deferred tax assets:
Accrued insurance	$142,515	$144,225
Inventory valuation reserves	97,585	132,495
Other	64,373	50,237
NOL carryforwards:
Federal	12,962	27,122
State	200,710	228,959
Tax credits	8,648	7,692
	526,793	590,730
Deferred tax liabilities:
Deferred income	(228,186)	(195,596)
Intangibles and other	(44,547)	(26,966)
	(272,733)	(222,562)
Valuation allowance	(83,953)	(92,589)
Net deferred tax asset	$170,107	$275,579

Our federal NOL carryforward deferred tax asset of $13.0 million expires, if unused, between 2031 and 2032. We also have state NOLs in various jurisdictions which may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $35.9 million from 2020 to 2024 and $164.8 million from 2025 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $40.3 million and $30.6 million of gross unrecognized tax benefits at December 31, 2019 and 2018, respectively. If recognized, $21.6 million and $19.7 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $6.5 million and $5.8 million at December 31, 2019 and 2018, respectively.

It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $23.0 million, excluding interest and penalties, primarily due to potential settlements. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2019	2018	2017
Unrecognized tax benefits, beginning of period	$30,554	$48,604	$21,502
Increases related to positions taken during a prior period	2,376	5,389	20,555
Decreases related to positions taken during a prior period	(7,918)	(31,850)	(9,665)
Increases related to positions taken during the current period	16,332	8,411	18,895
Decreases related to settlements with taxing authorities	(1,044)	—	—
Decreases related to lapse of the applicable statute of limitations	—	—	(2,683)
Unrecognized tax benefits, end of period	$40,300	$30,554	$48,604

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. As a result of our participation in CAP, federal tax years 2017 and prior are closed. Tax year 2018 is expected to close by the first quarter of 2020. We are also currently under examination by various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2015 to 2019.

9. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2019	December 31, 2018

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$508,967	$461,354
Interest rate lock commitments	Level 2	8,202	9,035
Forward contracts	Level 2	(1,073)	(6,914)
Whole loan commitments	Level 2	596	(718)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$9,979	$18,253
Land held for sale	Level 2	4,193	17,813

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,251,456	$1,133,700
Financial Services debt	Level 2	326,573	348,412
Other notes payable	Level 2	53,381	41,313
Senior notes payable	Level 2	3,098,665	2,857,830

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value during the quarterly period ended as of the respective balance sheet dates. See Note 1 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $2.8 billion and $3.0 billion at December 31, 2019 and 2018, respectively.

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2019	2018
Accounts and notes receivable:
Insurance receivables (Note 11)	$118,366	$152,987
Other receivables	129,781	136,319
	248,147	289,306
Prepaid expenses	123,220	131,523
Deposits and pre-acquisition costs (Note 1)	299,437	218,568
Property and equipment, net (Note 1)	111,713	92,935
Right-of-use assets (Note 11) (a)	70,029	—
Income taxes receivable	2,285	58,090
Other	40,855	39,937
	$895,686	$830,359

(a)
Right-of-use assets have no balance at December 31, 2018 as a result of the Company's adoption of ASU 2016-02 using a modified retrospective approach with an effective date of January 1, 2019 (Note 11).

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2019	2018
Self-insurance liabilities (Note 11)	$709,798	$737,013
Compensation-related liabilities	171,533	161,068
Lease liabilities (Note 11) (a)	91,408	—
Warranty liabilities (Note 11)	91,389	79,154
Accrued interest	48,483	52,521
Loan origination liabilities (Note 11)	25,159	50,282
Other	261,598	280,445
	$1,399,368	$1,360,483

(a)	Lease liabilities have no balance at December 31, 2018 as a result of the Company's adoption of ASU 2016-02 using a modified retrospective approach with an effective date of January 1, 2019 (Note 11).

11. Commitments and contingencies

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

CTX Mortgage Company, LLC ("CTX Mortgage") was the mortgage subsidiary of Centex and ceased originating loans in December 2009. In the matter Lehman Brothers Holdings, Inc. ("Lehman") in the U.S. Bankruptcy Court in the Southern District of New York, Lehman has initiated an adversary proceeding against CTX Mortgage seeking indemnity for loans sold to it by CTX Mortgage prior to 2009. This claim is part of a broader action by Lehman in U.S. Bankruptcy Court against more than 100 mortgage originators and brokers. On August 13, 2018, the court denied a motion to dismiss filed by CTX Mortgage and other defendants, and on December 17, 2018, Lehman filed an amended adversary complaint against CTX Mortgage. Lehman's complaint alleges claims for indemnifiable losses of up to $261.0 million due from CTX Mortgage. We believe that CTX Mortgage has meritorious defenses and CTX Mortgage will continue to vigorously defend itself in this matter. We have recorded a liability for an amount that we consider to be the best estimate within a range of potential losses.

In addition, both CTX Mortgage and Pulte Mortgage sold certain loans originated prior to 2009 to financial institutions for inclusion in residential mortgage-backed securities or other securitizations issued by such financial institutions. In connection with such sales, CTX Mortgage and Pulte Mortgage have been put on notice of potential direct and / or third party claims for indemnification arising out of litigation relating to certain of these residential mortgage-backed securities or other securitizations and both CTX Mortgage and Pulte Mortgage have a pending litigation matter relating to such claims. We cannot yet quantify CTX Mortgage's or Pulte Mortgage's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2019	2018	2017
Liabilities, beginning of period	$50,282	$34,641	$35,114
Reserves provided (released), net	(225)	16,130	(50)
Payments	(24,898)	(489)	(423)
Liabilities, end of period	$25,159	$50,282	$34,641
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

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $262.8 million and $1.4 billion, respectively, at December 31, 2019, and $239.4 million and $1.3 billion, respectively, at December 31, 2018. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranty liabilities

Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost of claims. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes in warranty liabilities were as follows ($000’s omitted):

	2019	2018	2017
Warranty liabilities, beginning of period	$79,154	$72,709	$66,134
Reserves provided	60,818	65,567	50,014
Payments	(75,635)	(64,525)	(58,780)
Other adjustments (a)	27,052	5,403	15,341
Warranty liabilities, end of period	$91,389	$79,154	$72,709

(a)	Includes charges totaling $14.8 million in 2019 related to a closed-out community in Southeast and $12.4 million in 2017 related to a closed-out community in Florida.

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

Our recorded reserves for all such claims totaled $709.8 million and $737.0 million at December 31, 2019 and 2018, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% and 65% of the total general liability reserves at December 31, 2019 and 2018, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Volatility in both national and local housing market conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2019, 2018, and 2017, we reduced reserves, primarily general liability reserves, by $49.4 million, $35.9 million, and $97.8 million respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2019	2018	2017
Balance, beginning of period	$737,013	$758,812	$831,058
Reserves provided	83,209	93,156	98,176
Adjustments to previously recorded reserves (a)	(49,437)	(35,873)	(97,789)
Payments, net (a)	(60,987)	(79,082)	(72,633)
Balance, end of period	$709,798	$737,013	$758,812

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $118.4 million and $153.0 million at December 31, 2019 and 2018, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action.

In 2019 and 2017, we recorded write-offs of $22.6 million and $29.6 million, respectively, in connection with policy settlement negotiations with certain of our carriers. We believe collection of our recorded insurance receivables is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcomes of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $70.0 million and $91.4 million, respectively, at December 31, 2019. During 2019, we recorded an additional $17.6 million of lease liabilities under operating leases. Payments on lease liabilities during 2019 totaled $23.4 million.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $36.4 million, $33.6 million, and $30.8 million during 2019, 2018, and 2017, respectively. Our total lease expense in 2019 is inclusive of variable lease costs of $6.7 million and short-term lease costs of $9.6 million. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2019 were as follows ($000's omitted):

Years Ending December 31,
2020	$18,995
2021	20,523
2022	18,605
2023	17,306
2024	11,677
Thereafter	22,476
Total lease payments (a)	109,582
Less: Interest (b)	18,174
Present value of lease liabilities (c)	$91,408

(a)
Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $6.0 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2019.

(b)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 5.8%, respectively, at December 31, 2019.
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

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,026,743	$191,170	$—	$1,217,913
Restricted cash	—	31,328	2,215	—	33,543
Total cash, cash equivalents, and restricted cash	—	1,058,071	193,385	—	1,251,456
House and land inventory	—	7,554,662	125,952	—	7,680,614
Land held for sale	—	24,009	—	—	24,009
Residential mortgage loans available- for-sale	—	—	508,967	—	508,967
Investments in unconsolidated entities	—	59,266	500	—	59,766
Other assets	8,172	688,996	198,518		895,686
Intangible assets	—	124,992	—	—	124,992
Deferred tax assets, net	182,461	—	(12,354)	—	170,107
Investments in subsidiaries and intercompany accounts, net	8,103,191	1,081,472	9,279,403	(18,464,066)	—
	$8,293,824	$10,591,468	$10,294,371	$(18,464,066)	$10,715,597
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$87,892	$1,781,893	$259,926	$—	$2,129,711
Income tax liabilities	36,093	—	—	—	36,093
Financial Services debt	—	—	326,573	—	326,573
Notes payable	2,711,659	53,381	—	—	2,765,040
Total liabilities	2,835,644	1,835,274	586,499	—	5,257,417
Total shareholders’ equity	5,458,180	8,756,194	9,707,872	(18,464,066)	5,458,180
	$8,293,824	$10,591,468	$10,294,371	$(18,464,066)	$10,715,597

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$9,725,421	$190,284	$—	$9,915,705
Land sale and other revenues	—	61,282	1,539	—	62,821
	—	9,786,703	191,823	—	9,978,526
Financial Services	—	—	234,431	—	234,431
	—	9,786,703	426,254	—	10,212,957
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(7,485,268)	(143,432)	—	(7,628,700)
Land sale cost of revenues	—	(54,143)	(1,955)	—	(56,098)
	—	(7,539,411)	(145,387)	—	(7,684,798)
Financial Services expenses	—	(483)	(130,287)	—	(130,770)
Selling, general, and administrative expenses	—	(994,262)	(50,075)	—	(1,044,337)
Other expense, net	(5,423)	(46,490)	38,437	—	(13,476)
Intercompany interest	(8,194)	—	8,194	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(13,617)	1,206,057	147,136	—	1,339,576
Income tax (expense) benefit	3,404	(289,102)	(37,178)	—	(322,876)
Income (loss) before equity in income (loss) of subsidiaries	(10,213)	916,955	109,958	—	1,016,700
Equity in income (loss) of subsidiaries	1,026,913	120,622	962,865	(2,110,400)	—
Net income (loss)	1,016,700	1,037,577	1,072,823	(2,110,400)	1,016,700
Other comprehensive income (loss)	100	—	—	—	100
Comprehensive income (loss)	$1,016,800	$1,037,577	$1,072,823	$(2,110,400)	$1,016,800

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$195,371	$858,338	$23,836	$—	$1,077,545
Cash flows from investing activities:
Capital expenditures	—	(48,899)	(9,220)	—	(58,119)
Investment in unconsolidated subsidiaries	—	(8,807)	(708)	—	(9,515)
Cash used for business acquisition	—	(163,724)	—	—	(163,724)
Other investing activities, net	—	3,337	1,792	—	5,129
Net cash provided by (used in) investing activities	—	(218,093)	(8,136)	—	(226,229)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	—	—	—	—
Repayments of debt	(280,259)	(29,189)	(537)	—	(309,985)
Borrowings under revolving credit facility	—	—	—	—	—
Repayments under revolving credit facility	—	—	—	—	—
Financial Services borrowings (repayments), net	—	—	(21,841)	—	(21,841)
Stock option exercises	6,399	—	—	—	6,399
Share repurchases	(274,333)	—	—	—	(274,333)
Cash paid for shares withheld for taxes	(11,450)	—	—	—	(11,450)
Dividends paid	(122,350)	—	—	—	(122,350)
Intercompany activities, net	486,622	(482,352)	(4,270)	—	—
Net cash provided by (used in) financing activities	(195,371)	(511,541)	(26,648)	—	(733,560)
Net increase (decrease)	—	128,704	(10,948)	—	117,756
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$1,058,071	$193,385	$—	$1,251,456

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2018
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$494,521	$791,350	$163,876	$—	$1,449,747
Cash flows from investing activities:
Capital expenditures	—	(51,147)	(7,892)	—	(59,039)
Investment in unconsolidated subsidiaries	—	(1,000)	—	—	(1,000)
Cash used for business acquisitions	—	—	—	—	—
Other investing activities, net	—	11,300	6,797	—	18,097
Net cash provided by (used in) investing activities	—	(40,847)	(1,095)	—	(41,942)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	(8,164)	—	—	—	(8,164)
Repayments of debt	—	(81,758)	(1,017)	—	(82,775)
Borrowings under revolving credit facility	1,566,000	—	—	—	1,566,000
Repayments under revolving credit facility	(1,566,000)	—	—	—	(1,566,000)
Financial Services borrowings (repayments), net	—	—	(89,393)	—	(89,393)
Stock option exercises	6,555	—	—	—	6,555
Share repurchases	(294,566)	—	—	—	(294,566)
Cash paid for shares withheld for taxes	(7,910)	—	—	—	(7,910)
Dividends paid	(104,020)	—	—	—	(104,020)
Intercompany activities, net	(86,416)	102,821	(16,405)	—	—
Net cash provided by (used in) financing activities	(494,521)	21,063	(106,815)	—	(580,273)
Net increase (decrease)	—	771,566	55,966	—	827,532
Cash, cash equivalents, and restricted cash at beginning of year	—	157,801	148,367	—	306,168
Cash, cash equivalents, and restricted cash at end of year	$—	$929,367	$204,333	$—	$1,133,700

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$309,760	$328,163	$25,157	$—	$663,080
Cash flows from investing activities:
Capital expenditures	—	(25,432)	(6,619)	—	(32,051)
Investment in unconsolidated subsidiaries	—	(23,037)	—	—	(23,037)
Cash used for business acquisitions	—	—	—	—	—
Other investing activities, net	—	5,778	(932)	—	4,846
Net cash provided by (used in) investing activities	—	(42,691)	(7,551)	—	(50,242)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	106,183	—	106,183
Proceeds from debt, net of issuance costs	—	—	—	—	—
Repayments of debt	(123,000)	(10,301)	(1,446)	—	(134,747)
Borrowings under revolving credit facility	2,720,000	—	—	—	2,720,000
Repayments under revolving credit facility	(2,720,000)	—	—	—	(2,720,000)
Stock option exercises	27,720	—	—	—	27,720
Share repurchases	(910,331)	—	—	—	(910,331)
Cash paid for shares withheld for taxes	(5,995)	—	—	—	(5,995)
Dividends paid	(112,748)	—	—	—	(112,748)
Intercompany activities, net	814,594	(728,555)	(86,039)	—	—
Net cash provided by (used in) financing activities	(309,760)	(738,856)	18,698	—	(1,029,918)
Net increase (decrease)	—	(453,384)	36,304	—	(417,080)
Cash, cash equivalents, and restricted cash at beginning of year	—	611,185	112,063	—	723,248
Cash, cash equivalents, and restricted cash at end of year	$—	$157,801	$148,367	$—	$306,168

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2019
Homebuilding:
Revenues	$1,952,831	$2,433,028	$2,645,550	$2,947,116	$9,978,526
Cost of revenues (b)	(1,494,841)	(1,874,369)	(2,035,972)	(2,279,615)	(7,684,798)
Income before income taxes (c)	204,294	295,698	333,862	402,407	1,236,261
Financial Services:
Revenues	$43,862	$55,957	$64,815	$69,797	$234,431
Income before income taxes	12,409	25,078	32,284	33,544	103,315
Consolidated results:
Revenues	$1,996,693	$2,488,985	$2,710,365	$3,016,913	$10,212,957
Income before income taxes	216,703	320,776	366,146	435,951	1,339,576
Income tax expense	(49,946)	(79,735)	(93,042)	(100,153)	(322,876)
Net income	$166,757	$241,041	$273,104	$335,798	$1,016,700
Net income per share:
Basic	$0.59	$0.86	$0.99	$1.23	$3.67
Diluted	$0.59	$0.86	$0.99	$1.22	$3.66
Number of shares used in calculation:
Basic	277,637	276,652	272,992	270,843	274,495
Effect of dilutive securities	1,003	932	640	632	802
Diluted	278,640	277,584	273,632	271,475	275,297

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

(b)	Cost of revenues includes a warranty charge related to a closed-out community of $9.0 million during the 3rd Quarter (See Note 11).

(c)
Homebuilding income before income taxes includes insurance reserve reversals of $12.8 million and $31.1 million during the 2nd and 4th Quarters, respectively; and write-offs of insurance receivables of $11.6 million and $12.6 million in the 1st and 2nd Quarters, respectively.

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

(b)
Cost of revenues includes land inventory impairments of $66.9 million and net realizable value adjustments on land held for sale of $9.0 million in the 4th Quarter. See Note 2 for a complete discussion of land-related charges for the full year.

(c)
Homebuilding income before income taxes includes an insurance reserve reversal of $37.9 million in the 2nd Quarter (see Note 11) and write-offs of pre-acquisition costs of $9.6 million in the 4th quarter (see Note 2).

(d)	Financial Services income before income taxes includes a charge related to loan origination liabilities of $16.2 million in the 4th quarter (see Note 11).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $709.8 million at December 31, 2019, of which the majority relates to incurred but not reported (“IBNR”) losses associated with exposures to construction defects on homes previously sold. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

Auditing the Company’s IBNR reserve for construction defects is complex due to the significant measurement uncertainty associated with the estimate, the use of various actuarial methods, and management’s application of significant judgment. In addition, the reserve estimate is sensitive to significant management assumptions, including the frequency and severity assumptions used in the computation of the IBNR reserve and loss development factors for reported claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the measurement and valuation of the IBNR reserve. For example, we tested controls over management’s review of the significant actuarial assumptions and the data inputs used by management when estimating IBNR losses.

To test the IBNR reserve associated with construction defects exposures, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used in management’s estimation calculations and reviewing the Company’s reinsurance contracts by policy year to assess the Company’s self-insured retentions, deductibles, and coverage limits, which represent inputs to the actuarial models. Furthermore, we involved our actuarial specialists to assist in our assessment of the methodologies used by management to estimate the IBNR reserve. We compared the Company's self-insurance reserve (inclusive of the IBNR estimate) to a range developed by our actuarial specialists based on independently selected assumptions.

Land Impairments

Description of the Matter
At December 31, 2019, the Company’s house and land inventory was $7.7 billion. As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company assesses each community to identify indicators of potential impairment. When an indicator of potential impairment is identified, the Company evaluates the recoverability of the community by comparing the expected undiscounted cash flows for the community to its carrying value. For any community whose carrying value exceeds the expected undiscounted cash flows, the Company estimates the fair value of the community, and impairment charges are recorded if the carrying value of the community exceeds its fair value. The Company recognized impairment charges of $8.6 million for the year ended December 31, 2019.

Auditing the Company's projected future undiscounted cash flows and fair value for a community involves subjectivity as estimates of such cash flows and the determination of fair values are sensitive to significant assumptions such as expected average selling prices; expected sales paces; and anticipated land development, construction, and overhead costs specific to each community, as well as the discount rate used in determining a community’s fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes used to estimate the undiscounted cash flows and fair values of its communities with indicators of potential impairment and to determine the measurement of any related impairment charges. For example, we tested controls over the appropriateness of the assumptions and the completeness and accuracy of the data that management used in the undiscounted cash flow and fair value models.

Our testing of the Company’s undiscounted cash flow models, fair value determinations, and impairment charges included, among other audit procedures, assessing the methodologies used, evaluating the completeness and accuracy of the data used by management in its analysis, and evaluating the significant assumptions used by management to project future cash flows and estimate fair values. We also compared community data to the Company’s accounting records and recalculated the Company’s estimated future cash flows.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1973.

Atlanta, GA
January 30, 2020

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2019. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

(b)	Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated January 30, 2020 expressed an unqualified opinion thereon.

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

Atlanta, GA
January 30, 2020

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”), which will be filed no later than 120 days after December 31, 2019, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2020 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “2019 Executive Compensation” and “2019 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(f)	Description of the Registrant's Securities (Filed herewith)

(10)	(a)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)*

	(b)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)*

	(c)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

	(d)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(e)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(f)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

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

(j)
Amendment Number One to the PulteGroup, Inc. 2013 Stock Incentive Plan dated February 10, 2017 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)*

(k)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)*

(l)
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
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

(p)
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

(q)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

	(r)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(s)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(t)
Second Amended and Restated Credit Agreement dated June 22, 2018 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 22, 2018)

(u)
Amended and Restated Master Repurchase Agreement dated September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015)

(v)
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(w)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(x)
Fourth Amendment to Amended and Restated Master Repurchase Agreement dated December 27, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on December 29, 2016)

(y)
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

(z)
Sixth Amendment to Amended and Restated Master Repurchase Agreement dated August 3, 2018 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2018)

(aa)
Ninth Amendment to Amended and Restated Master Repurchase Agreement dated August 1, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 5, 2019)

(ab)
Tenth Amendment to Amended and Restated Master Repurchase Agreement dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2019)

(ac)
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

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

January 30, 2020	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

January 30, 2020

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