Form 10-Q
period 2020-03-31
PULTEGROUP INC/MI/
filed 2020-04-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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
Number of common shares outstanding as of April 16, 2020: 268,148,512

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and equivalents	$1,816,778	$1,217,913
Restricted cash	34,475	33,543
Total cash, cash equivalents, and restricted cash	1,851,253	1,251,456
House and land inventory	7,857,664	7,680,614
Land held for sale	31,636	24,009
Residential mortgage loans available-for-sale	363,854	508,967
Investments in unconsolidated entities	54,495	59,766
Other assets	935,532	895,686
Intangible assets	178,553	124,992
Deferred tax assets, net	150,387	170,107
	$11,423,374	$10,715,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$429,724	$435,916
Customer deposits	344,973	294,427
Accrued and other liabilities	1,319,808	1,399,368
Income tax liabilities	72,546	36,093
Financial Services debt	270,000	326,573
Revolving credit facility	700,000	—
Notes payable	2,755,932	2,765,040
	5,892,983	5,257,417
Shareholders' equity	5,530,391	5,458,180
	$11,423,374	$10,715,597

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Homebuilding
Home sale revenues	$2,221,503	$1,949,856
Land sale and other revenues	18,927	2,975
	2,240,430	1,952,831
Financial Services	54,550	43,862
Total revenues	2,294,980	1,996,693

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,694,865)	(1,492,791)
Land sale and other cost of revenues	(15,014)	(2,050)
	(1,709,879)	(1,494,841)

Financial Services expenses	(34,949)	(31,449)
Selling, general, and administrative expenses	(263,669)	(252,727)
Goodwill impairment	(20,190)	—
Other expense, net	(2,524)	(973)
Income before income taxes	263,769	216,703
Income tax expense	(60,058)	(49,946)
Net income	$203,711	$166,757

Per share:
Basic earnings	$0.75	$0.59
Diluted earnings	$0.74	$0.59
Cash dividends declared	$0.12	$0.11

Number of shares used in calculation:
Basic	270,000	277,637
Effect of dilutive securities	1,218	1,003
Diluted	271,218	278,640

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$203,711	$166,757

Other comprehensive income, net of tax:
Change in value of derivatives	25	25
Other comprehensive income	25	25

Comprehensive income	$203,736	$166,782

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	1	—	51	—	—	51
Share issuances	738	7	4,088	—	—	4,095
Dividends declared	—	—	—	—	(32,609)	(32,609)
Share repurchases	(2,825)	(28)	—	—	(95,648)	(95,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,838)	(14,838)
Share-based compensation	—	—	8,187	—	—	8,187
Net income	—	—	—	—	203,711	203,711
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2020	268,149	$2,681	$3,247,475	$(220)	$2,280,455	$5,530,391

Shareholders' equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	118	1	1,444	—	—	1,445
Share issuances	948	8	5,792	—	—	5,800
Dividends declared	—	—	—	—	(30,831)	(30,831)
Share repurchases	(920)	(9)	—	—	(24,990)	(24,999)
Cash paid for shares withheld for taxes	—	—	—	—	(10,350)	(10,350)
Share-based compensation	—	—	7,810	—	—	7,810
Net income	—	—	—	—	166,757	166,757
Other comprehensive income	—	—	—	25	—	25
Shareholders' Equity, March 31, 2019	277,256	$2,771	$3,216,473	$(320)	$1,714,515	$4,933,439

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$203,711	$166,757
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	19,955	24,690
Land-related charges	9,729	2,979
Goodwill impairment	20,190	—
Depreciation and amortization	15,149	13,210
Share-based compensation expense	11,479	9,019
Other, net	(903)	(39)
Increase (decrease) in cash due to:
Inventories	(189,364)	(259,865)
Residential mortgage loans available-for-sale	145,113	134,217
Other assets	(3,534)	64,533
Accounts payable, accrued and other liabilities	(26,910)	3,404
Net cash provided by (used in) operating activities	204,615	158,905
Cash flows from investing activities:
Capital expenditures	(20,139)	(16,070)
Investments in unconsolidated entities	5,837	(1,289)
Business acquisition	(83,200)	—
Other investing activities, net	1,706	291
Net cash provided by (used in) investing activities	(95,796)	(17,068)
Cash flows from financing activities:
Repayments of notes payable	(9,245)	(3,605)
Borrowings under revolving credit facility	700,000	—
Financial Services borrowings (repayments)	(56,573)	(126,273)
Stock option exercises	50	1,445
Share repurchases	(95,676)	(24,999)
Cash paid for shares withheld for taxes	(14,838)	(10,350)
Dividends paid	(32,740)	(30,802)
Net cash provided by (used in) financing activities	490,978	(194,584)
Net increase (decrease) in cash, cash equivalents, and restricted cash	599,797	(52,747)
Cash, cash equivalents, and restricted cash at beginning of period	1,251,456	1,133,700
Cash, cash equivalents, and restricted cash at end of period	$1,851,253	$1,080,953

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$14,019	$17,164
Income taxes paid (refunded), net	$5,540	$(30,850)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC"). On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business. As of the date of this filing, our construction and sales operations have been significantly curtailed in the states of Washington, Michigan, and Pennsylvania and certain counties in Northern California. Most of our other operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers. In addition, traffic and sales activity has declined. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020 or beyond.

Business acquisition

In January 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104.0 million, of which $83.2 million was paid in January 2020 while additional payments of $10.4 million will be settled in 2021 and 2022, respectively. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively. The acquisition also resulted in $48.7 million of goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

Goodwill impairment

In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million. This impairment was not the result of any unique factors specific to ICG's operations but,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rather, reflects the broad-based declines in the market capitalizations of publicly-traded construction companies in the short period of time since the acquisition.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2020	2019
Write-offs of deposits and pre-acquisition costs	$(4,332)	$(2,917)
Amortization of intangible assets	(4,557)	(3,450)
Interest income	3,807	4,949
Interest expense	(797)	(144)
Equity in earnings of unconsolidated entities	567	37
Miscellaneous, net	2,788	552
Total other expense, net	$(2,524)	$(973)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $345.0 million and $294.4 million at March 31, 2020 and December 31, 2019, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

Land sale and other revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. Revenues related to our construction services operations are generally recognized as materials are delivered and installation services are completed.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $35.0 million at March 31, 2020.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to include the dilutive effects of stock options, unvested restricted share units, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

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

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$203,711	$166,757
Less: earnings distributed to participating securities	(273)	(308)
Less: undistributed earnings allocated to participating securities	(1,537)	(1,410)
Numerator for basic earnings per share	$201,901	$165,039
Add back: undistributed earnings allocated to participating securities	1,537	1,410
Less: undistributed earnings reallocated to participating securities	(1,530)	(1,407)
Numerator for diluted earnings per share	$201,908	$165,042

Denominator:
Basic shares outstanding	270,000	277,637
Effect of dilutive securities	1,218	1,003
Diluted shares outstanding	271,218	278,640

Earnings per share:
Basic	$0.75	$0.59
Diluted	$0.74	$0.59

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2020 and December 31, 2019, residential mortgage loans available-for-sale had an aggregate fair value of $363.9 million and $509.0 million, respectively, and an aggregate outstanding principal balance of $351.2 million and $494.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $2.2 million and $(1.1) million for the three months ended March 31, 2020 and 2019, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $30.9 million and $24.0 million for the three months ended March 31, 2020 and 2019, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2020 and December 31, 2019, we had aggregate IRLCs of $440.6 million and $255.3 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2020 and December 31, 2019, we had unexpired forward contracts of $609.0 million and $518.2 million, respectively, and whole loan investor commitments of $114.8 million and $200.7 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	March 31, 2020		December 31, 2019
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$13,810	$180	$8,351	$149
Forward contracts	3,148	15,579	299	1,372
Whole loan commitments	685	202	880	284
	$17,643	$15,961	$9,530	$1,805

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At March 31, 2020, we reported $227.1 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebates. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were de minimis as of March 31, 2020.

New accounting pronouncements

On January 1, 2020, we adopted ASC 326, which changes the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. We adopted ASC 326 using the modified retrospective transition method. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Our adoption of ASC 326 resulted in a $0.7 million decrease to retained earnings as of January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, goodwill impairment is determined by evaluating the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted the standard for annual and interim periods beginning January 1, 2020, and the standard was followed in the previously mentioned assessment of the ICG goodwill.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2020	December 31, 2019
Homes under construction	$3,276,279	$2,899,016
Land under development	4,132,273	4,347,107
Raw land	449,112	434,491
	$7,857,664	$7,680,614

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2020	2019
Interest in inventory, beginning of period	$210,383	$227,495
Interest capitalized	39,913	42,381
Interest expensed	(36,871)	(34,563)
Interest in inventory, end of period	$213,425	$235,313

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2020 or December 31, 2019 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of March 31, 2020 and December 31, 2019 ($000’s omitted):

	March 31, 2020		December 31, 2019
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$130,537	$1,523,601	$123,775	$1,466,585
Other land options	173,045	1,807,502	175,662	1,755,377
	$303,582	$3,331,103	$299,437	$3,221,962

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended
		March 31, 2020
	Statement of Operations Classification	2020	2019
Land impairments	Home sale cost of revenues	$5,386	$—
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	11	62
Write-offs of deposits and pre-acquisition costs	Other expense, net	4,332	2,917
		$9,729	$2,979

As explained in Note 1, we periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. NRV adjustments occur when circumstances indicate that the carrying value of land held for sale will not be fully recovered.

Our evaluations for land impairments, NRV adjustments, and write-offs of deposits and pre-acquisition costs are based on our best estimates of the future cash flows of our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2020	2019
Revenues:
Northeast	$162,434	$110,492
Southeast	382,394	375,417
Florida	506,689	396,443
Midwest	292,169	293,590
Texas	344,738	269,003
West	552,006	507,886
	2,240,430	1,952,831
Financial Services	54,550	43,862
Consolidated revenues	$2,294,980	$1,996,693

Income (loss) before income taxes:
Northeast	$18,609	$7,928
Southeast	54,744	37,856
Florida (a)	57,166	49,596
Midwest	31,462	26,158
Texas	53,595	30,971
West	67,255	90,182
Other homebuilding (b)	(38,612)	(38,397)
	244,219	204,294
Financial Services	19,550	12,409
Consolidated income before income taxes	$263,769	$216,703

(a)	Reflects goodwill impairment charge totaling $20.2 million (see Note 1) in the three months ended March 31, 2020.

(b)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2020	2019
Land-related charges*:
Northeast	$4,753	$324
Southeast	748	572
Florida	522	481
Midwest	777	1,103
Texas	656	68
West	1,529	431
Other homebuilding	744	—
	$9,729	$2,979

*	Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	March 31, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$376,669	$232,799	$23,524	$632,992	$711,522
Southeast	472,381	715,345	71,416	1,259,142	1,406,462
Florida	612,518	893,970	114,013	1,620,501	1,900,299
Midwest	379,818	430,848	29,753	840,419	925,293
Texas	349,799	439,913	88,323	878,035	955,980
West	1,035,681	1,155,349	106,465	2,297,495	2,673,276
Other homebuilding (a)	49,413	264,049	15,618	329,080	2,335,564
	3,276,279	4,132,273	449,112	7,857,664	10,908,396
Financial Services	—	—	—	—	514,978
	$3,276,279	$4,132,273	$449,112	$7,857,664	$11,423,374

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$345,644	$242,666	$25,098	$613,408	$698,661
Southeast	430,008	724,258	72,804	1,227,070	1,354,086
Florida	539,895	894,716	99,228	1,533,839	1,700,198
Midwest	315,822	464,733	31,881	812,436	886,889
Texas	343,230	447,707	84,926	875,863	949,236
West	881,551	1,289,255	105,606	2,276,412	2,538,803
Other homebuilding (a)	42,866	283,772	14,948	341,586	1,953,440
	2,899,016	4,347,107	434,491	7,680,614	10,081,313
Financial Services	—	—	—	—	634,284
	$2,899,016	$4,347,107	$434,491	$7,680,614	$10,715,597

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2020	December 31, 2019
4.250% unsecured senior notes due March 2021 (a)	$425,954	$425,954
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(14,158)	(14,295)
Total senior notes	2,711,796	2,711,659
Other notes payable	44,136	53,381
Notes payable	$2,755,932	$2,765,040
Estimated fair value	$2,797,273	$3,152,046

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $44.1 million and $53.4 million at March 31, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. As a result, we had $700.0 million and no borrowings outstanding at March 31, 2020 and December 31, 2019, respectively, and $256.1 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at March 31, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2020, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $43.9 million and $737.2 million at March 31, 2020 and December 31, 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement"). In August 2019, Pulte Mortgage entered into an amendment to the Repurchase Agreement to extend the effective date to July 2020. The maximum aggregate commitment was $270.0 million at March 31, 2020 and continues through maturity. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $270.0 million and $326.6 million outstanding under the Repurchase Agreement at March 31, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the three months ended March 31, 2020, we declared cash dividends totaling $32.6 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. For the three months ended March 31, 2019, we declared cash dividends totaling $30.8 million and repurchased 0.9 million shares under our repurchase authorization for $25.0 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At March 31, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2020 and 2019, participants surrendered shares valued at $14.8 million and $10.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three months ended March 31, 2020 was 22.8% compared to 23.0% for the same period in 2019. Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense and tax benefits for equity compensation.

At March 31, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $150.4 million and $170.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $42.0 million and $40.3 million of gross unrecognized tax benefits at March 31, 2020 and December 31, 2019, respectively. Additionally, we had accrued interest and penalties of $6.7 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $23.6 million, excluding interest and penalties, primarily due to potential audit settlements.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2020	December 31, 2019

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$363,854	$508,967
Interest rate lock commitments	Level 2	13,630	8,202
Forward contracts	Level 2	(12,431)	(1,073)
Whole loan commitments	Level 2	483	596

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$18,754	$9,979
Land held for sale	Level 2	—	4,193

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,851,253	$1,251,456
Financial Services debt	Level 2	270,000	326,573
Revolving credit facility	Level 2	700,000	—
Senior notes payable	Level 2	2,753,137	3,098,665
Other notes payable	Level 2	44,136	53,381

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

The carrying amounts of cash and equivalents, Financial Services debt, revolving credit facility, and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.7 billion at both March 31, 2020 and December 31, 2019.

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

In addition, both CTX Mortgage and Pulte Mortgage sold certain loans originated prior to 2009 to financial institutions that were subsequently included in residential mortgage-backed securities or other securitizations issued by such financial institutions. In connection with such sales, CTX Mortgage and Pulte Mortgage have been put on notice of potential direct and / or third-party claims for indemnification arising out of litigation relating to certain of these residential mortgage-backed securities or other securitizations and, in some instances, such claims have resulted in legal proceedings against CTX Mortgage and Pulte Mortgage. We cannot yet quantify CTX Mortgage's or Pulte Mortgage's potential liability as a result of these matters. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Our recorded liabilities for all such claims totaled $25.2 million at March 31, 2020 and December 31, 2019. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the unsettled litigation, changes in values of underlying collateral over time, unpredictable factors inherent in litigation, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $256.1 million and $1.4 billion, respectively, at March 31, 2020 and $262.8 million and $1.4 billion, respectively, at December 31, 2019. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended
	March 31,
	2020	2019
Warranty liabilities, beginning of period	$91,389	$79,154
Reserves provided	15,039	12,262
Payments	(18,276)	(16,130)
Other adjustments	243	4,461
Warranty liabilities, end of period	$88,395	$79,747

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

Our recorded reserves for all such claims totaled $719.2 million and $709.8 million at March 31, 2020 and December 31, 2019, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 67% and 68% of the total general liability reserves at March 31, 2020 and December 31, 2019, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Housing market conditions can be volatile, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are typically reported and resolved over an extended period, often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Adjustments to reserves are recorded in the period in which the change in estimate occurs.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$709,798	$737,013
Reserves provided	18,449	17,396
Adjustments to previously recorded reserves	1,300	(3,875)
Payments, net (a)	(10,375)	(21,364)
Balance, end of period	$719,172	$729,170

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $112.5 million and $118.4 million at March 31, 2020 and December 31, 2019, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action. During the three months ended March 31, 2019, we wrote-off $11.6 million of insurance receivables in connection with the settlement of an arbitration with one of our carriers, pursuant to which we received the majority of the coverage under the policy.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $76.2 million and $96.8 million at March 31, 2020, respectively and $70.0 million and $91.4 million at December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, we recorded an additional $9.6 million and $7.8 million of lease liabilities under operating leases, respectively. Payments on lease liabilities during the three months ended March 31, 2020 and 2019 totaled $5.9 million and $5.8 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three months ended March 31, 2020 and 2019, our total lease expense was $9.9 million and $8.8 million, respectively, inclusive of variable lease costs of $1.9 million and $1.7 million, respectively, as well as short-term lease costs of $2.2 million in both periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum lease payments required under our leases as of March 31, 2020 were as follows ($000's omitted):

Years Ending December 31,
2020 (a)	$13,802
2021	22,212
2022	20,306
2023	18,996
2024	13,328
Thereafter	26,508
Total lease payments (b)	115,152
Less: Interest (c)	18,376
Present value of lease liabilities (d)	$96,776

(a)	Remaining payments are for the nine months ending December 31, 2020.

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $4.1 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2020.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 5.7%, respectively, at March 31, 2020.

9. Supplemental guarantor information

All of our senior notes are guaranteed jointly and severally on a senior basis by certain of our wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Our subsidiaries comprising the Financial Services segment along with certain other subsidiaries (collectively, the "Non-Guarantor Subsidiaries") do not guarantee the senior notes. In accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in unconsolidated entities are presented using the equity method of accounting.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2020
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,752,047	$64,731	$—	$1,816,778
Restricted cash	—	29,351	5,124	—	34,475
Total cash, cash equivalents, and restricted cash	—	1,781,398	69,855	—	1,851,253
House and land inventory	—	7,723,741	133,923	—	7,857,664
Land held for sale	—	31,636	—	—	31,636
Residential mortgage loans available- for-sale	—	—	363,854	—	363,854
Investments in unconsolidated entities	—	53,304	1,191	—	54,495
Other assets	9,519	692,313	233,700	—	935,532
Intangible assets	—	121,392	57,161	—	178,553
Deferred tax assets, net	162,661	—	(12,274)	—	150,387
Investments in subsidiaries and intercompany accounts, net	8,914,412	260,346	9,707,683	(18,882,441)	—
	$9,086,592	$10,664,130	$10,555,093	$(18,882,441)	$11,423,374
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$71,859	$1,749,600	$273,046	$—	$2,094,505
Income tax liabilities	72,546	—	—	—	72,546
Financial Services debt	—	—	270,000	—	270,000
Revolving credit facility	700,000	—	—	—	700,000
Notes payable	2,711,796	44,136	—	—	2,755,932
Total liabilities	3,556,201	1,793,736	543,046	—	5,892,983
Total shareholders’ equity	5,530,391	8,870,394	10,012,047	(18,882,441)	5,530,391
	$9,086,592	$10,664,130	$10,555,093	$(18,882,441)	$11,423,374

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,197,564	$23,939	$—	$2,221,503
Land sale and other revenues	—	2,450	16,477	—	18,927
	—	2,200,014	40,416	—	2,240,430
Financial Services	—	—	54,550	—	54,550
	—	2,200,014	94,966	—	2,294,980
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,675,347)	(19,518)	—	(1,694,865)
Land sale cost of revenues	—	(854)	(14,160)	—	(15,014)
	—	(1,676,201)	(33,678)	—	(1,709,879)
Financial Services expenses	—	(143)	(34,806)	—	(34,949)
Selling, general, and administrative expenses	—	(255,635)	(8,034)	—	(263,669)
Goodwill impairment	—	—	(20,190)	—	(20,190)
Other income (expense), net	(692)	(6,617)	4,785	—	(2,524)
Intercompany interest	(1,606)	—	1,606	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,298)	261,418	4,649	—	263,769
Income tax (expense) benefit	574	(59,459)	(1,173)	—	(60,058)
Income (loss) before equity in income (loss) of subsidiaries	(1,724)	201,959	3,476	—	203,711
Equity in income (loss) of subsidiaries	205,435	18,197	195,720	(419,352)	—
Net income (loss)	203,711	220,156	199,196	(419,352)	203,711
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$203,736	$220,156	$199,196	$(419,352)	$203,736

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$85,119	$(14,577)	$134,073	$—	$204,615
Cash flows from investing activities:
Capital expenditures	—	(18,108)	(2,031)	—	(20,139)
Investments in unconsolidated entities	—	6,500	(663)	—	5,837
Other investing activities, net	—	48	1,658	—	1,706
Business acquisition	—	—	(83,200)	—	(83,200)
Net cash provided by (used in) investing activities	—	(11,560)	(84,236)	—	(95,796)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(56,573)	—	(56,573)
Repayments of debt	—	(9,245)	—	—	(9,245)
Borrowings under revolving credit facility	700,000	—	—	—	700,000
Stock option exercises	50	—	—	—	50
Share repurchases	(95,676)	—	—	—	(95,676)
Cash paid for shares withheld for taxes	(14,838)	—	—	—	(14,838)
Dividends paid	(32,740)	—	—	—	(32,740)
Intercompany activities, net	(641,915)	758,709	(116,794)	—	—
Net cash provided by (used in) financing activities	(85,119)	749,464	(173,367)	—	490,978
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	723,327	(123,530)	—	599,797
Cash, cash equivalents, and restricted cash at beginning of year	—	1,058,071	193,385	—	1,251,456
Cash, cash equivalents, and restricted cash at end of year	$—	$1,781,398	$69,855	$—	$1,851,253

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$27,739	$(14,834)	$146,000	$—	$158,905
Cash flows from investing activities:
Capital expenditures	—	(13,216)	(2,854)	—	(16,070)
Investments in unconsolidated entities	—	(1,183)	(106)	—	(1,289)
Other investing activities, net	—	190	101	—	291
Net cash provided by (used in) investing activities	—	(14,209)	(2,859)	—	(17,068)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(126,273)	—	(126,273)
Repayments of debt	—	(3,068)	(537)	—	(3,605)
Stock option exercises	1,445	—	—	—	1,445
Share repurchases	(24,999)	—	—		(24,999)
Cash paid for shares withheld for taxes	(10,350)	—	—	—	(10,350)
Dividends paid	(30,802)	—	—	—	(30,802)
Intercompany activities, net	36,967	135,907	(172,874)		—
Net cash provided by (used in) financing activities	(27,739)	132,839	(299,684)	—	(194,584)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	103,796	(156,543)	—	(52,747)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$1,033,163	$47,790	$—	$1,080,953

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Impact and Response

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business. As of the date of this filing, our construction and sales operations have been significantly curtailed in the states of Washington, Michigan, and Pennsylvania and certain counties in Northern California. Most of our other operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers.

In response to the pandemic, we instituted the following actions in March which remain in place as of the date of this report:

•	Placed restrictions on business travel for our employees and imposed mandatory quarantine periods for employees who traveled to areas impacted by the pandemic;

•
Closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer;

•	Enhanced our virtual sales tools to give customers the ability to shop for a new home from their mobile device or personal computer;

•	Closed the public gathering spaces of our amenity centers as well as community pools and athletic facilities;

•
Modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting;

•	Eliminated non-emergency warranty work in our customers’ homes;

•	Modified as much of our customer interactions around the mortgage origination and closing process to be virtual and minimize in-person interactions; and

•	Modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace and delayed home construction and deliveries in the latter part of March and through the date of this report. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

As a result of the current challenging economic conditions, our reported results for the three months ended March 31, 2020 are not reflective of current market conditions. We began the year under positive demand conditions that resulted in net new orders increasing more than 30% for both January and February 2020 over the comparable prior year periods. However, demand faded as a result of the pandemic, resulting in net new orders in March 2020 falling 11% below March 2019. As the pandemic has spread and government and business responses have expanded, these unfavorable demand trends have continued into April through the date of this report. Accordingly, we are focused on protecting our liquidity and closely managing our cash flows, including the following actions:

•	Delaying the acquisition of certain land parcels currently under contract and slowing land development where practical;

•
Limiting our investment in house construction, including strictly limiting production of new unsold "spec" homes, and contacting backlog customers to reconfirm status before beginning construction of sold homes;

•	As a precautionary measure, proactively drawing $700.0 million under the Revolving Credit Facility in March; and

•	Suspending the repurchase of shares under our share repurchase program.

While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020 or beyond.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Income before income taxes:
Homebuilding	$244,218	$204,294
Financial Services	19,551	12,409
Income before income taxes	263,769	216,703
Income tax expense	(60,058)	(49,946)
Net income	$203,711	$166,757
Per share data - assuming dilution:
Net income	$0.74	$0.59

•
Homebuilding income before income taxes for the three months ended March 31, 2020 increased 20% compared with the same period in 2019 primarily due to increased closings, improved gross margins, and improved overhead leverage. This increase was partially offset by a goodwill impairment charge totaling $20.2 million (see Note 1).

•
Financial Services income before income taxes increased 58% for the three months ended March 31, 2020 compared with the same period in 2019 as the result of higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate, and improved margin per loan. Interest rates declined during the three months ended March 31, 2020, which led to enhanced margins contributing to improved capture rate and higher gains from sales of mortgages.

•	Our effective tax rate for the three months ended March 31, 2020 was 22.8% compared to 23.0% for the same period in 2019.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2020	2020 vs. 2019	2019
Home sale revenues	$2,221,503	14%	$1,949,856
Land sale and other revenues	18,927	536%	2,975
Total Homebuilding revenues	2,240,430	15%	1,952,831
Home sale cost of revenues (a)	(1,694,865)	14%	(1,492,791)
Land sale and other cost of revenues	(15,014)	632%	(2,050)
Selling, general, and administrative expenses ("SG&A")	(263,669)	4%	(252,727)
Goodwill impairment	(20,190)	(b)	—
Other expense, net	(2,474)	155%	(969)
Income before income taxes	$244,218	20%	$204,294

Supplemental data:
Gross margin from home sales	23.7%	30 bps	23.4%
SG&A as a percentage of home sale revenues	11.9%	(110) bps	13.0%
Closings (units)	5,373	16%	4,635
Average selling price	$413	(2)%	$421
Net new orders (c):
Units	7,495	16%	6,463
Dollars	$3,268,749	19%	$2,735,852
Cancellation rate	13%		12%
Average active communities	873	4%	843
Backlog at March 31,:
Units	12,629	20%	10,550
Dollars	$5,583,051	21%	$4,622,145

(a)	Includes the amortization of capitalized interest.

(b)	Percentage not meaningful

(c)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended March 31, 2020 were higher than the prior year by $271.6 million. For the three months ended March 31, 2020, the 14% increase was attributable to a 16% increase in closings partially offset by a 2% decrease in average selling price. The increase was primarily the result of improved demand which began in the second quarter of 2019 and continued through most of the first quarter of 2020, especially among first-time buyers, in part due to meaningfully lower mortgage interest rates.

Home sale gross margins

Home sale gross margins were 23.7% for the three months ended March 31, 2020 compared to 23.4% for the three months ended March 31, 2019. Gross margins for the three months ended March 31, 2020 remained strong relative to historical levels and reflect a combination of factors, including shifts in community mix. The pricing environment that existed in many of our markets in the second half of 2019 and the beginning of 2020 allowed us to effectively manage pressure in house and land costs, as well as slightly lower amortized interest costs (1.7% for three months ended March 31, 2020 compared to 1.8% for the three months ended March 31, 2019).

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $3.9 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019.

SG&A

SG&A as a percentage of home sale revenues was 11.9% for the three months ended March 31, 2020, compared with 13.0% for the three months ended March 31, 2019. The gross dollar amount of our SG&A increased $10.9 million, or 4%, for the three months ended March 31, 2020 compared to March 31, 2019. The increase in gross dollars is primarily attributable to higher variable operating costs, including insurance, compensation, and sales commission while the lower percentage is primarily attributable to improved expense leverage on higher volume.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2020	2019
Write-offs of deposits and pre-acquisition costs	$(4,332)	$(2,917)
Amortization of intangible assets	(4,557)	(3,450)
Interest income	3,807	4,949
Interest expense	(797)	(144)
Equity in earnings of unconsolidated entities	567	37
Miscellaneous, net	2,838	556
Total other expense, net	$(2,474)	$(969)

Net new orders

Net new orders in units increased 16% while net new orders in dollars increased 19% for the three months ended March 31, 2020, as compared with the prior year period. The increases are a result of improved demand which began in the second quarter of 2019 and continued through February of 2020, especially among first-time buyers, in part due to meaningfully lower mortgage interest rates. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 13% for the three months ended March 31, 2020 and 12% for the same period in 2019. Ending backlog, which represents orders for homes that have not yet closed, increased 21% at March 31, 2020 compared with March 31, 2019. As previously noted, new order volume slowed dramatically in March 2020, down 11% versus March 2019, as a result of the COVID-19 pandemic. This slowdown continued into April, and we have experienced an increase in cancellations, though our backlog remains well above the comparable prior year level.

Homes in production

The following is a summary of our homes in production:

	March 31, 2020	March 31, 2019
Sold	8,955	7,152
Unsold
Under construction	2,491	2,513
Completed	642	662
	3,133	3,175
Models	1,357	1,222
Total	13,445	11,549

The number of homes in production at March 31, 2020 was 16% higher than at March 31, 2019. The increase in homes under production resulted primarily from the higher backlog.

Controlled lots

The following is a summary of our lots under control at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,907	4,473	9,380	4,999	4,240	9,239
Southeast	16,027	13,768	29,795	16,174	12,802	28,976
Florida	20,764	18,006	38,770	20,281	17,802	38,083
Midwest	9,951	11,764	21,715	10,016	12,027	22,043
Texas	16,159	11,216	27,375	16,256	10,573	26,829
West	24,917	7,889	32,806	25,633	7,459	33,092
Total	92,725	67,116	159,841	93,359	64,903	158,262

Developed (%)	42%	21%	33%	39%	22%	32%

Of our total controlled lots, 92,725 and 93,359 were owned and 67,116 and 64,903 were controlled under land option agreements at March 31, 2020 and December 31, 2019, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.3 billion at March 31, 2020. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $303.6 million, of which $10.0 million is refundable, at March 31, 2020.

Homebuilding Segment Operations

As of March 31, 2020, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2020	2020 vs. 2019	2019
Home sale revenues:
Northeast	$162,380	47%	$110,263
Southeast	382,141	2%	374,455
Florida	490,028	24%	396,131
Midwest	290,933	(1)%	292,852
Texas	344,508	28%	268,741
West	551,513	9%	507,414
	$2,221,503	14%	$1,949,856
Income (loss) before income taxes (a):
Northeast	$18,609	135%	$7,928
Southeast	54,744	45%	37,856
Florida (b)	57,166	15%	49,596
Midwest	31,462	20%	26,158
Texas	53,595	73%	30,971
West	67,255	(25)%	90,182
Other homebuilding (c)	(38,612)	(1)%	(38,397)
	$244,219	20%	$204,294

(a)	Includes land-related charges as summarized in the table below.

(b)	Reflects goodwill impairment charge totaling $20.2 million in the three months ended March 31, 2020.

(c)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2020	2020 vs. 2019	2019
Closings (units):
Northeast	310	42%	219
Southeast	928	3%	897
Florida	1,210	20%	1,008
Midwest	708	(2)%	726
Texas	1,128	33%	849
West	1,089	16%	936
	5,373	16%	4,635

Average selling price:
Northeast	$524	4%	$503
Southeast	412	(1)%	417
Florida	405	3%	393
Midwest	411	2%	403
Texas	305	(4)%	317
West	506	(7)%	542
	$413	(2)%	$421

Net new orders - units:
Northeast	448	24%	361
Southeast	1,141	6%	1,073
Florida	1,685	25%	1,346
Midwest	1,019	—%	1,024
Texas	1,509	10%	1,366
West	1,693	31%	1,293
	7,495	16%	6,463

Net new orders - dollars:
Northeast	$256,013	30%	$196,298
Southeast	473,880	4%	454,388
Florida	692,717	26%	550,305
Midwest	446,357	5%	425,642
Texas	455,789	11%	412,043
West	943,993	35%	697,176
	$3,268,749	19%	$2,735,852

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2020	2020 vs. 2019	2019
Cancellation rates:
Northeast	13%		10%
Southeast	11%		11%
Florida	12%		11%
Midwest	11%		11%
Texas	17%		13%
West	14%		14%
	13%		12%

Unit backlog:
Northeast	727	19%	612
Southeast	2,078	16%	1,786
Florida	2,781	25%	2,227
Midwest	1,851	9%	1,700
Texas	2,231	11%	2,009
West	2,961	34%	2,216
	12,629	20%	10,550

Backlog dollars:
Northeast	$441,330	28%	$343,847
Southeast	875,208	12%	778,963
Florida	1,180,950	24%	954,226
Midwest	807,401	12%	721,210
Texas	702,149	12%	629,514
West	1,576,013	32%	1,194,385
	$5,583,051	21%	$4,622,145

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2020	2019
Land-related charges*:
Northeast	$4,753	$324
Southeast	748	572
Florida	522	481
Midwest	777	1,103
Texas	656	68
West	1,529	431
Other homebuilding	744	—
	$9,729	$2,979

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the first quarter of 2020, Northeast home sale revenues increased by 47% when compared with the prior year period due to a 42% increase in closings and a 4% increase in average selling price. The increase in closings occurred across all markets except the Northeast Corridor, while average selling price increases occurred across all markets except New England. Income before income taxes increased 135% primarily due to the higher revenues combined with improved gross margins across the majority of markets. Net new orders increased across all markets except the Northeast Corridor.

Southeast

For the first quarter of 2020, Southeast home sale revenues increased 2% compared with the prior period as the result of a 3% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings occurred in all markets except Georgia and Tennessee while the decrease in average selling price was mixed among markets. Income before income taxes increased 45% primarily as a result of improved gross margins which occurred across the majority of markets. Net new orders increased across the majority of markets.

Florida

For the first quarter of 2020, Florida home sale revenues increased 24% compared with the prior year period due to a 20% increase in closings combined with a 3% increase in the average selling price. The increased closings occurred across all markets while the increased average selling price occurred across the majority of markets. Income before income taxes increased 15% due to the higher revenues and improved gross margins across all markets offset by a goodwill impairment charge of $20.2 million (see Note 1). Net new orders increased across all markets.

Midwest

For the first quarter of 2020, Midwest home sale revenues decreased 1% compared with the prior year period due to a 2% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings occurred primarily in Michigan while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 20% primarily due to improved gross margins.

Texas

For the first quarter of 2020, Texas home sale revenues increased 28% compared with the prior year period due to a 33% increase in closings partially offset by a 4% decrease in the average selling price. The increase in closings occurred in all markets while the decrease in average selling price occurred in the majority of markets. Income before income taxes increased 73% primarily due to higher revenues and improved margins. Net new orders increased in all markets except Houston.

West

For the first quarter of 2020, West home sale revenues increased 9% compared with the prior year period due to a 16% increase in closings partially offset by a 7% decrease in average selling price. Revenues were higher in most markets with Las Vegas benefiting from the American West acquisition in April 2019. Northern California and Pacific Northwest experienced lower revenues which impacted the overall results. The decline in Northern California is the result of prior period completion, or near completion, of several high performing communities combined with moderating demand in that market. Average selling price decreased across the majority of markets. Income before income taxes decreased 25% primarily due to the aforementioned results from Northern California. Net new orders increased across all markets except Arizona.

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

	Three Months Ended
	March 31,
	2020	2020 vs. 2019	2019
Mortgage revenues	$40,734	28%	$31,873
Title services revenues	12,202	24%	9,842
Insurance brokerage commissions	1,614	(25)%	2,147
Total Financial Services revenues	54,550	24%	43,862
Expenses	(34,949)	11%	(31,449)
Other income (expense), net	(50)	(a)	(4)
Income before income taxes	$19,551	58%	$12,409
Total originations:
Loans	3,870	29%	2,998
Principal	$1,213,266	33%	$914,711

(a)	Percentage not meaningful

	Three Months Ended
	March 31,
	2020	2019
Supplemental data:
Capture rate	86.8%	79.7%
Average FICO score	751	752
Loan application backlog	$3,698,530	$2,508,561
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	18%
Other agency	71%	71%
Total agency	92%	89%
Non-agency	8%	11%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2020 increased 24% compared with the same period in 2019 as the result of increased homebuilding volumes combined with an improved capture rate and improved margin per loan. Interest rates declined during the three months ended March 31, 2020, which led to enhanced margins contributing to improved capture rate and higher gains from sales of mortgages. Such gains offset the sharp reduction in values of mortgage servicing rights, which decreased as the result of the increased risk to mortgage servicers related to potential forbearance claims and loan defaults.

Income before income taxes

Income before income taxes for the three months ended March 31, 2020 increased 58%, compared with the same period in 2019 as the result of higher revenues and improved expense leverage.

Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was 22.8% compared to 23.0% for the same period in 2019. Each year's rate differs from the federal statutory rate primarily due to state income tax expense and tax benefits for equity compensation.

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

At March 31, 2020, we had unrestricted cash and equivalents of $1.8 billion, restricted cash balances of $34.5 million, and $43.9 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us and the actions we have taken as summarized in the Overview section, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 38.5% at March 31, 2020, as compared with 33.6% at December 31, 2019, which are within our targeted range of 30.0% to 40.0%.

Unsecured senior notes

We had $2.7 billion of unsecured senior notes outstanding at March 31, 2020 and December 31, 2019, with no repayments due until 2021, when $426.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $44.1 million and $53.4 million at March 31, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. As a result, we had $700.0 million and no borrowings outstanding at March 31, 2020 and December 31, 2019, respectively, and $256.1 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at March 31, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2020, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

Financial Services debt

Pulte Mortgage maintains a Repurchase Agreement with third party lenders. In August 2019, Pulte Mortgage entered into an amendment to the Repurchase Agreement to extend the effective date to July 2020. The maximum aggregate commitment was $270.0 million at March 31, 2020 and continues through maturity. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $270.0 million and $326.6 million outstanding under the Repurchase Agreement at March 31, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration in July 2020, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the three months ended March 31, 2020, we declared cash dividends totaling $32.6 million and repurchased 2.8 million shares under our repurchase authorization totaling $95.7 million. At March 31, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Cash flows

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2020 was $204.6 million, compared with net cash provided by operating activities of $158.9 million for the three months ended March 31, 2019. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the three months ended March 31, 2020 was primarily due to our net income of $203.7 million, which included various non-cash items, and a seasonal $145.1 million decrease in residential mortgage loans available-for-sale. These sources of cash were partially offset by a net increase in inventories of $189.4 million resulting from a seasonal build of house inventory.

Our net cash provided by operating activities for the three months ended March 31, 2019 was $158.9 million. The positive cash flow from operations for the three months ended March 31, 2019 was primarily due to our net income of $166.8 million, supplemented by $24.7 million of deferred income taxes and a $134.2 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $259.9 million resulting from ongoing land acquisition and development investment to support future growth, combined with a seasonal build of house inventory.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was $95.8 million, compared with net cash used in investing activities of $17.1 million for the three months ended March 31, 2019. Cash outflows in 2020 primarily reflected our acquisition of ICG in January 2020 for $83.2 million, as well as capital expenditures of $20.1 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $491.0 million, compared with net cash used in financing activities of $194.6 million for the three months ended March 31, 2019. The net cash provided by financing activities for the three months ended March 31, 2020 resulted primarily from borrowings of $700.0 million on our Revolving Credit Facility partially offset by the repurchase of 2.8 million common shares for $95.7 million under our share repurchase authorization, repayments of debt totaling $9.2 million, payments of $32.7 million in cash dividends, and net repayments of $56.6 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the three months ended March 31, 2019 resulted primarily from the repurchase of 0.9 million common shares for $25.0 million under our repurchase authorization, repayments of debt totaling $3.6 million, payments of $30.8 million in cash dividends, and net repayments of $126.3 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of our products to prospective homebuyers. While we attempt to pass on increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income could be adversely affected.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three months ended March 31, 2020 are not indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

•	During the three months ended March 31, 2020, we borrowed $700.0 million under our Revolving Credit Facility.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2020, we had outstanding letters of credit totaling $256.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.4 billion at March 31, 2020, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2020, these agreements had an aggregate remaining purchase price of $3.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for additional impairment sensitivity information reflected in the following:

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

Generally, a community must have projected gross margin percentages in the mid single digits in order to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized in the three months ended March 31, 2020 and our average gross margin in backlog at March 31, 2020 both exceeded 20%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $303.6 million of deposits and pre-acquisition costs at March 31, 2020 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2020 ($000’s omitted):

	As of March 31, 2020 for the Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$12,082	$447,712	$10,295	$—	$—	$2,300,000	$2,770,089	$2,797,273
Average interest rate	3.69%	4.17%	0.39%	—%	—%	5.90%	5.59%

Variable rate debt (a)	$270,000	$—	$—	$700,000	$—	$—	$970,000	$970,000
Average interest rate	3.21%	—%	—%	2.05%	—%	—%	2.38%

(a) Includes the Pulte Mortgage Repurchase Agreement and $700.0 million outstanding under our Revolving Credit Facility.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019 with the exception of the potentially negative impacts of the COVID-19 pandemic as described within the below section.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” "should", “will” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; the negative impact of the COVID-19 pandemic on our financial position and ability to continue our Homebuilding or Financial Services activities at normal levels or at all in impacted areas; the duration, effect and severity of the COVID-19 pandemic; the measures that governmental authorities take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned and/or other risks and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and other public filings with the Securities and Exchange Commission (the "SEC") for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business has been materially and adversely disrupted by the present outbreak and worldwide spread of COVID-19 and could be materially and adversely disrupted by another epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic, or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a significant adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the COVID-19 outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

In response to these steps and as we assessed the risk to our employees, trade partners and customers, in March, we instituted the following actions which remain in place as of the date of this report:

•	Placed restrictions on business travel for our employees and imposed mandatory quarantine periods for employees who traveled to areas impacted by the pandemic;

•
Closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer;

•	Enhanced our virtual sales tools to give customers the ability to shop for a new home from their mobile device or personal computer;

•	Closed the public gathering spaces of our amenity centers as well as community pools and athletic facilities;

•
Modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting;

•	Eliminated non-emergency warranty work in our customers’ homes;

•	Modified as much of our customer interactions around the mortgage origination and closing process to be virtual and minimize in-person interactions; and

•	Modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace and delayed home construction and deliveries in the latter part of March and through the date of this report. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products, impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our initial or any revised objectives for 2020.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net orders, homes delivered, revenues, and profitability, as we have experienced in the first few weeks of our second quarter. Such impacts could be material to our consolidated financial statements in the second quarter and subsequent reporting periods. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our debt obligations, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

The impact of a pandemic or epidemic like COVID-19 can be mitigated by efficient measures that international, federal, state, and local governments, agencies, law enforcement, and/or health authorities implement to address it. While increased testing, enhanced monitoring, data analysis, and identification of effective therapeutics will enable the country to reduce the public health and economic impact of the crisis, as of the date of this report there are no clear timelines for the implementation of those measures on a meaningful scale in the United States. In addition, efforts to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of a pandemic or epidemic like COVID-19 and potentially prolong and intensify the impact of the crisis. While the economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs may not have a positive impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2020 to January 31, 2020	380,996	$41.56	380,996	$509,715	(2)
February 1, 2020 to February 29, 2020	346,036	$45.76	346,036	$493,882	(2)
March 1, 2020 to March 31, 2020	2,098,385	$30.50	2,098,385	$429,872	(2)
Total	2,825,417	$33.86	2,825,417

(1)
During the three months ended March 31, 2020, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)
The Board of Directors approved a share repurchase authorization totaling $500.0 million in January 2018 and an increase of $500.0 million to such authorization in May 2019. There is no expiration date for this program, under which $429.9 million remained as of March 31, 2020. During the three months ended March 31, 2020, we repurchased 2.8 million shares for a total of $95.7 million under this program.

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

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 23, 2020