Form 10-Q
period 2020-06-30
PULTEGROUP INC/MI/
filed 2020-07-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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
Number of common shares outstanding as of July 16, 2020: 268,177,660

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and equivalents	$1,658,530	$1,217,913
Restricted cash	39,266	33,543
Total cash, cash equivalents, and restricted cash	1,697,796	1,251,456
House and land inventory	7,584,739	7,680,614
Land held for sale	29,409	24,009
Residential mortgage loans available-for-sale	394,288	508,967
Investments in unconsolidated entities	47,707	59,766
Other assets	910,271	895,686
Intangible assets	173,507	124,992
Deferred tax assets, net	120,768	170,107
	$10,958,485	$10,715,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$295,249	$435,916
Customer deposits	335,040	294,427
Accrued and other liabilities	1,302,822	1,399,368
Income tax liabilities	146,729	36,093
Financial Services debt	256,359	326,573
Notes payable	2,770,618	2,765,040
	5,106,817	5,257,417
Shareholders' equity	5,851,668	5,458,180
	$10,958,485	$10,715,597

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Homebuilding
Home sale revenues	$2,472,029	$2,403,559	$4,693,532	$4,353,415
Land sale and other revenues	26,950	29,469	45,877	32,445
	2,498,979	2,433,028	4,739,409	4,385,860
Financial Services	94,802	55,957	149,352	99,819
Total revenues	2,593,781	2,488,985	4,888,761	4,485,679

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,880,209)	(1,848,155)	(3,575,074)	(3,340,946)
Land sale and other cost of revenues	(20,041)	(26,214)	(35,055)	(28,265)
	(1,900,250)	(1,874,369)	(3,610,129)	(3,369,211)

Financial Services expenses	(34,378)	(30,901)	(69,327)	(62,350)
Selling, general, and administrative expenses	(196,858)	(259,440)	(460,527)	(512,166)
Goodwill impairment	—	—	(20,190)	—
Other expense, net	(5,286)	(3,499)	(7,810)	(4,473)
Income before income taxes	457,009	320,776	720,778	537,479
Income tax expense	(108,389)	(79,735)	(168,447)	(129,681)
Net income	$348,620	$241,041	$552,331	$407,798

Per share:
Basic earnings	$1.29	$0.86	$2.03	$1.46
Diluted earnings	$1.29	$0.86	$2.03	$1.45
Cash dividends declared	$0.12	$0.11	$0.24	$0.22

Number of shares used in calculation:
Basic	268,324	276,652	269,167	277,142
Effect of dilutive securities	701	932	960	967
Diluted	269,025	277,584	270,127	278,109

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$348,620	$241,041	$552,331	$407,798

Other comprehensive income, net of tax:
Change in value of derivatives	25	25	50	50
Other comprehensive income	25	25	50	50

Comprehensive income	$348,645	$241,066	$552,381	$407,848

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, March 31, 2020	268,149	$2,681	$3,247,475	$(220)	$2,280,455	$5,530,391
Stock option exercises	6	—	48	—	—	48
Share issuances	23	1	—	—	—	1
Dividends declared	—	—	—	—	(32,447)	(32,447)
Cash paid for shares withheld for taxes	—	—	—	—	(15)	(15)
Share-based compensation	—	—	5,045	—	—	5,045
Net income	—	—	—	—	348,620	348,620
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, June 30, 2020	268,178	$2,682	$3,252,568	$(195)	$2,596,613	$5,851,668

Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	13	—	99	—	—	99
Share issuances	755	8	4,088	—	—	4,096
Dividends declared	—	—	—	—	(65,056)	(65,056)
Share repurchases	(2,825)	(28)	—	—	(95,648)	(95,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,853)	(14,853)
Share-based compensation	—	—	13,232	—	—	13,232
Net income	—	—	—	—	552,331	552,331
Other comprehensive income	—	—	—	50	—	50
Shareholders' equity, June 30, 2020	268,178	$2,682	$3,252,568	$(195)	$2,596,613	$5,851,668

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, March 31, 2019	277,256	$2,771	$3,216,473	$(320)	$1,714,515	$4,933,439
Stock option exercises	316	3	3,761	—	—	3,764
Share issuances	26	2	(2)	—	—	—
Dividends declared	—	—	—	—	(30,633)	(30,633)
Share repurchases	(2,623)	(26)	—	—	(83,445)	(83,471)
Cash paid for shares withheld for taxes	—	—	—	—	—	—
Share-based compensation	—	—	5,642	—	—	5,642
Net income	—	—	—	—	241,041	241,041
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, June 30, 2019	274,975	$2,750	$3,225,874	$(295)	$1,841,478	$5,069,807

Shareholders' equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	434	4	5,205	—	—	5,209
Share issuances	974	10	5,790	—	—	5,800
Dividends declared	—	—	—	—	(61,463)	(61,463)
Share repurchases	(3,543)	(35)	—	—	(108,436)	(108,471)
Cash paid for shares withheld for taxes	—	—	—	—	(10,350)	(10,350)
Share-based compensation	—	—	13,452	—	—	13,452
Net income	—	—	—	—	407,798	407,798
Other comprehensive income	—	—	—	50	—	50
Shareholders' equity, June 30, 2019	274,975	$2,750	$3,225,874	$(295)	$1,841,478	$5,069,807

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$552,331	$407,798
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	49,661	51,458
Land-related charges	12,181	6,810
Goodwill impairment	20,190	—
Depreciation and amortization	31,538	26,497
Share-based compensation expense	16,682	17,304
Other, net	(975)	2,664
Increase (decrease) in cash due to:
Inventories	101,766	(399,520)
Residential mortgage loans available-for-sale	114,139	116,974
Other assets	(3,772)	31,593
Accounts payable, accrued and other liabilities	(85,869)	44,129
Net cash provided by (used in) operating activities	807,872	305,707
Cash flows from investing activities:
Capital expenditures	(36,746)	(29,575)
Investments in unconsolidated entities	12,955	(4,664)
Business acquisition	(83,256)	(163,724)
Other investing activities, net	1,597	4,592
Net cash provided by (used in) investing activities	(105,450)	(193,371)
Cash flows from financing activities:
Repayments of notes payable	(10,106)	(297,303)
Borrowings under revolving credit facility	700,000	—
Repayments under revolving credit facility	(700,000)	—
Financial Services borrowings (repayments)	(70,214)	(114,226)
Stock option exercises	99	5,208
Share repurchases	(95,676)	(108,471)
Cash paid for shares withheld for taxes	(14,853)	(10,350)
Dividends paid	(65,332)	(61,620)
Net cash provided by (used in) financing activities	(256,082)	(586,762)
Net increase (decrease) in cash, cash equivalents, and restricted cash	446,340	(474,426)
Cash, cash equivalents, and restricted cash at beginning of period	1,251,456	1,133,700
Cash, cash equivalents, and restricted cash at end of period	$1,697,796	$659,274

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$3,206	$5,560
Income taxes paid (refunded), net	$5,865	$12,618

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

Business acquisition

In January 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104.0 million, of which $83.3 million was paid in January 2020 while additional payments of $10.4 million will be settled in 2021 and 2022, respectively. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively. The acquisition also resulted in $48.7 million of goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

Goodwill impairment

In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the short period of time between the acquisition and the March 31, 2020 valuation date.

Restructuring costs

We recorded severance expense of $10.3 million during the three months ended June 30, 2020, as we took actions to reduce overhead expenses in response to lower demand resulting from the COVID-19 pandemic.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Write-offs of deposits and pre-acquisition costs	$(2,311)	$(2,516)	$(6,643)	$(5,433)
Amortization of intangible assets	(5,045)	(3,550)	(9,602)	(7,000)
Loss on debt retirement	—	(4,843)	—	(4,843)
Interest income	1,326	4,471	5,133	9,420
Interest expense	(3,000)	(146)	(3,796)	(290)
Equity in earnings of unconsolidated entities	334	129	902	165
Miscellaneous, net	3,410	2,956	6,196	3,508
Total other expense, net	$(5,286)	$(3,499)	$(7,810)	$(4,473)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $335.0 million and $294.4 million at June 30, 2020 and December 31, 2019, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $36.0 million and $35.1 million at June 30, 2020 and December 31, 2019, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$348,620	$241,041	$552,331	$407,798
Less: earnings distributed to participating securities	(265)	(305)	(538)	(613)
Less: undistributed earnings allocated to participating securities	(2,602)	(2,089)	(4,358)	(3,588)
Numerator for basic earnings per share	$345,753	$238,647	$547,435	$403,597
Add back: undistributed earnings allocated to participating securities	2,602	2,089	4,358	3,588
Less: undistributed earnings reallocated to participating securities	(2,595)	(2,082)	(4,342)	(3,576)
Numerator for diluted earnings per share	$345,760	$238,654	$547,451	$403,609

Denominator:
Basic shares outstanding	268,324	276,652	269,167	277,142
Effect of dilutive securities	701	932	960	967
Diluted shares outstanding	269,025	277,584	270,127	278,109

Earnings per share:
Basic	$1.29	$0.86	$2.03	$1.46
Diluted	$1.29	$0.86	$2.03	$1.45

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2020 and December 31, 2019, residential mortgage loans available-for-sale had an aggregate fair value of $394.3 million and $509.0 million, respectively, and an aggregate outstanding principal balance of $378.0 million and $494.1 million, respectively. The net loss resulting from changes in fair value of these loans totaled $3.6 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $66.3 million and $30.4 million for the three months ended June 30, 2020 and 2019, respectively, and $97.2 million and $54.3 million for the six months ended June 30, 2020 and 2019, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2020 and December 31, 2019, we had aggregate IRLCs of $454.4 million and $255.3 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2020 and December 31, 2019, we had unexpired forward contracts of $551.0 million and $518.2 million, respectively, and whole loan investor commitments of $225.1 million and $200.7 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2020		December 31, 2019
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$19,934	$1,811	$8,351	$149
Forward contracts	236	3,624	299	1,372
Whole loan commitments	190	1,805	880	284
	$20,360	$7,240	$9,530	$1,805

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At June 30, 2020, we reported $198.0 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebates. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were de minimis as of June 30, 2020.

New accounting pronouncements

On January 1, 2020, we adopted ASC 326, which changed the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to a new "expected credit loss" methodology. We adopted ASC 326 using the modified retrospective transition method. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Our adoption of ASC 326 resulted in a $0.7 million decrease to retained earnings as of January 1, 2020.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which removed the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, goodwill impairment is determined by evaluating the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted the standard for annual and interim periods beginning January 1, 2020, and the standard was followed in the previously mentioned assessment of the ICG goodwill.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2020	December 31, 2019
Homes under construction	$3,125,369	$2,899,016
Land under development	4,076,492	4,347,107
Raw land	382,878	434,491
	$7,584,739	$7,680,614

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest in inventory, beginning of period	$213,425	$235,313	$210,383	$227,495
Interest capitalized	39,686	41,650	79,599	84,031
Interest expensed	(45,169)	(42,254)	(82,040)	(76,817)
Interest in inventory, end of period	$207,942	$234,709	$207,942	$234,709

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2020 or December 31, 2019 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a summary of our interests in land option agreements as of June 30, 2020 and December 31, 2019 ($000’s omitted):

	June 30, 2020		December 31, 2019
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$118,138	$1,451,952	$123,775	$1,466,585
Other land options	183,266	2,080,674	175,662	1,755,377
	$301,404	$3,532,626	$299,437	$3,221,962

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Six Months Ended
		June 30, 2020		June 30, 2019
	Statement of Operations Classification	2020	2019	2020	2019
Land impairments	Home sale cost of revenues	$—	$88	$5,386	$88
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	142	1,227	152	1,289
Write-offs of deposits and pre-acquisition costs	Other expense, net	2,311	2,516	6,643	5,433
		$2,453	$3,831	$12,181	$6,810

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

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking, title, and insurance brokerage operations that operate generally in the same markets as the Homebuilding segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Northeast	$141,478	$200,237	$303,912	$310,729
Southeast	457,863	409,121	840,257	784,538
Florida	581,520	535,153	1,088,209	931,597
Midwest	339,680	350,584	631,849	644,174
Texas	365,348	342,886	710,086	611,889
West	613,090	595,047	1,165,096	1,102,933
	2,498,979	2,433,028	4,739,409	4,385,860
Financial Services	94,802	55,957	149,352	99,819
Consolidated revenues	$2,593,781	$2,488,985	$4,888,761	$4,485,679

Income (loss) before income taxes:
Northeast	$18,944	$26,212	$37,553	$34,140
Southeast	72,780	42,499	127,524	80,355
Florida (a)	97,263	80,066	152,596	129,662
Midwest	43,607	42,962	75,069	69,120
Texas	59,909	49,144	113,504	80,115
West	90,164	94,443	157,419	184,625
Other homebuilding (b)	13,918	(39,628)	(22,861)	(78,024)
	396,585	295,698	640,804	499,993
Financial Services	60,424	25,078	79,974	37,486
Consolidated income before income taxes	$457,009	$320,776	$720,778	$537,479

(a)	Includes goodwill impairment charge totaling $20.2 million (see Note 1) in the six months ended June 30, 2020.

(b)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes net insurance reserve reversals of $60.7 million and $59.4 million for the three and six months ended June 30, 2020, respectively, and $12.8 million and $16.6 million for the three and six months ended June 30, 2019.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Land-related charges*:
Northeast	$92	$130	$4,845	$454
Southeast	929	2,015	1,676	2,587
Florida	459	765	981	1,246
Midwest	499	203	1,275	1,306
Texas	329	414	986	482
West	145	216	1,674	647
Other homebuilding	—	88	744	88
	$2,453	$3,831	$12,181	$6,810

*	Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	June 30, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$393,329	$215,468	$23,910	$632,707	$723,207
Southeast	429,024	674,337	60,516	1,163,877	1,317,066
Florida	567,963	885,307	92,112	1,545,382	1,838,880
Midwest	372,744	412,438	16,477	801,659	908,805
Texas	311,896	448,418	69,927	830,241	909,554
West	1,004,927	1,214,046	106,515	2,325,488	2,681,671
Other homebuilding (a)	45,486	226,478	13,421	285,385	2,041,189
	3,125,369	4,076,492	382,878	7,584,739	10,420,372
Financial Services	—	—	—	—	538,113
	$3,125,369	$4,076,492	$382,878	$7,584,739	$10,958,485

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$345,644	$242,666	$25,098	$613,408	$698,661
Southeast	430,008	724,258	72,804	1,227,070	1,354,086
Florida	539,895	894,716	99,228	1,533,839	1,700,198
Midwest	315,822	464,733	31,881	812,436	886,889
Texas	343,230	447,707	84,926	875,863	949,236
West	881,551	1,289,255	105,606	2,276,412	2,538,803
Other homebuilding (a)	42,866	283,772	14,948	341,586	1,953,440
	2,899,016	4,347,107	434,491	7,680,614	10,081,313
Financial Services	—	—	—	—	634,284
	$2,899,016	$4,347,107	$434,491	$7,680,614	$10,715,597

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2020	December 31, 2019
4.250% unsecured senior notes due March 2021 (a)	$425,954	$425,954
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(14,022)	(14,295)
Total senior notes	2,711,932	2,711,659
Other notes payable	58,686	53,381
Notes payable	$2,770,618	$2,765,040
Estimated fair value	$3,084,190	$3,152,046

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $58.7 million and $53.4 million at June 30, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both June 30, 2020 and December 31, 2019, and $244.8 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at June 30, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2020, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $755.2 million and $737.2 million at June 30, 2020 and December 31, 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 30, 2020. The maximum aggregate commitment was $270.0 million at June 30, 2020 and continues through maturity. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $256.4 million and $326.6 million outstanding under the Repurchase Agreement at June 30, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the six months ended June 30, 2020, we declared cash dividends totaling $65.1 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. For the six months ended June 30, 2019, we declared cash dividends totaling $61.5 million and repurchased 3.5 million shares under our repurchase authorization for $108.5 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At June 30, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2020 and 2019, participants surrendered shares valued at $14.9 million and $10.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2020 was 23.7% and 23.4%, respectively, compared to 24.9% and 24.1%, respectively, for the same periods in 2019. Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense.

At June 30, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $120.8 million and $170.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $45.1 million and $40.3 million of gross unrecognized tax benefits at June 30, 2020 and December 31, 2019, respectively. Additionally, we had accrued interest and penalties of $7.0 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively. It is reasonably possible within the next twelve months that our gross unrecognized tax benefits may decrease by up to $24.2 million, excluding interest and penalties, primarily due to potential audit settlements.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2020	December 31, 2019

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$394,288	$508,967
Interest rate lock commitments	Level 2	18,123	8,202
Forward contracts	Level 2	(3,388)	(1,073)
Whole loan commitments	Level 2	(1,615)	596

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$9,979
Land held for sale	Level 2	—	4,193

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,697,796	$1,251,456
Financial Services debt	Level 2	256,359	326,573
Senior notes payable	Level 2	3,025,505	3,098,665
Other notes payable	Level 2	58,686	53,381

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.7 billion at both June 30, 2020 and December 31, 2019.

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

Our recorded liabilities for all such claims totaled $25.3 million and $25.2 million at June 30, 2020 and December 31, 2019, respectively. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the unsettled litigation, changes in values of underlying collateral over time, unpredictable factors inherent in litigation, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $244.8 million and $1.3 billion, respectively, at June 30, 2020 and $262.8 million and $1.4 billion, respectively, at December 31, 2019. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Warranty liabilities, beginning of period	$88,395	$79,747	$91,389	$79,154
Reserves provided	17,005	14,646	32,044	26,908
Payments	(15,914)	(17,931)	(34,189)	(34,061)
Other adjustments	(3,208)	4,980	(2,966)	9,441
Warranty liabilities, end of period	$86,278	$81,442	$86,278	$81,442

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

Our recorded reserves for all such claims totaled $640.0 million and $709.8 million at June 30, 2020 and December 31, 2019, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 69% and 68% of the total general liability reserves at June 30, 2020 and December 31, 2019, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $60.7 million and $59.4 million during the three and six months ended June 30, 2020, respectively, and $12.8 million and $16.6 million during the three and six months ended June 30, 2019, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$719,172	$729,170	$709,798	$737,013
Reserves provided	20,177	20,270	38,626	37,666
Adjustments to previously recorded reserves	(60,662)	(12,763)	(59,362)	(16,638)
Payments, net (a)	(38,673)	(20,459)	(49,048)	(41,823)
Balance, end of period	$640,014	$716,218	$640,014	$716,218

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $82.4 million and $118.4 million at June 30, 2020 and December 31, 2019, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action. During the three and six months ended June 30, 2019, we wrote-off $12.6 million and $24.2 million, respectively, of insurance receivables in connection with the settlement of an arbitration with one of our carriers, pursuant to which we received the majority of the coverage under the policy.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $76.7 million and $98.1 million at June 30, 2020, respectively, and $70.0 million and $91.4 million at December 31, 2019, respectively. During the three and six months ended June 30, 2020, we recorded an additional $3.4 million and $13.0 million of lease liabilities under operating leases, respectively, and $1.0 million and $8.8 million in the comparable prior year periods. Payments on lease liabilities during the three and six months ended June 30, 2020 totaled $4.2 million and $10.1 million, respectively, and $5.7 million and $11.5 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and six months ended June 30, 2020, our total lease expense was $8.8 million and $18.7 million, respectively, and $9.1 million and $17.9 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $1.5 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.2 million in the comparable prior year periods, as well as short-term lease costs of $1.8 million and $4.0 million for the three and six months ended June 30, 2020, respectively, and $2.6 million and $4.8 million in the comparable prior year periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum lease payments required under our leases as of June 30, 2020 were as follows ($000's omitted):

Years Ending December 31,
2020 (a)	$10,603
2021	22,651
2022	20,755
2023	19,424
2024	13,755
Thereafter	28,687
Total lease payments (b)	115,875
Less: Interest (c)	17,762
Present value of lease liabilities (d)	$98,113

(a)	Remaining payments are for the six months ending December 31, 2020.

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $1.7 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2020.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.6 years and 5.7%, respectively, at June 30, 2020.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2020
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,591,082	$67,448	$—	$1,658,530
Restricted cash	—	32,470	6,796	—	39,266
Total cash, cash equivalents, and restricted cash	—	1,623,552	74,244	—	1,697,796
House and land inventory	—	7,443,855	140,884	—	7,584,739
Land held for sale	—	29,409	—	—	29,409
Residential mortgage loans available- for-sale	—	—	394,288	—	394,288
Investments in unconsolidated entities	—	46,548	1,159	—	47,707
Other assets	4,801	661,239	244,231	—	910,271
Intangible assets	—	117,792	55,715	—	173,507
Deferred tax assets, net	133,228	—	(12,460)	—	120,768
Investments in subsidiaries and intercompany accounts, net	8,657,717	910,129	9,969,347	(19,537,193)	—
	$8,795,746	$10,832,524	$10,867,408	$(19,537,193)	$10,958,485
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$85,417	$1,588,835	$258,859	$—	$1,933,111
Income tax liabilities	146,729	—	—	—	146,729
Financial Services debt	—	—	256,359	—	256,359
Notes payable	2,711,932	58,686	—	—	2,770,618
Total liabilities	2,944,078	1,647,521	515,218	—	5,106,817
Total shareholders’ equity	5,851,668	9,185,003	10,352,190	(19,537,193)	5,851,668
	$8,795,746	$10,832,524	$10,867,408	$(19,537,193)	$10,958,485

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,447,552	$24,477	$—	$2,472,029
Land sale and other revenues	—	8,548	18,402	—	26,950
	—	2,456,100	42,879	—	2,498,979
Financial Services	—	—	94,802	—	94,802
	—	2,456,100	137,681	—	2,593,781
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,861,026)	(19,183)	—	(1,880,209)
Land sale and other cost of revenues	—	(4,533)	(15,508)	—	(20,041)
	—	(1,865,559)	(34,691)	—	(1,900,250)
Financial Services expenses	—	(212)	(34,166)	—	(34,378)
Selling, general, and administrative expenses	—	(195,375)	(1,483)	—	(196,858)
Goodwill impairment	—	—	—	—	—
Other income (expense), net	(2,851)	(10,443)	8,008	—	(5,286)
Intercompany interest	(1,468)	—	1,468	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(4,319)	384,511	76,817	—	457,009
Income tax (expense) benefit	1,080	(90,743)	(18,726)	—	(108,389)
Income (loss) before equity in income (loss) of subsidiaries	(3,239)	293,768	58,091	—	348,620
Equity in income (loss) of subsidiaries	351,859	24,505	288,995	(665,359)	—
Net income (loss)	348,620	318,273	347,086	(665,359)	348,620
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$348,645	$318,273	$347,086	$(665,359)	$348,645

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,359,210	$44,349	$—	$2,403,559
Land sale and other revenues	—	29,459	10	—	29,469
	—	2,388,669	44,359	—	2,433,028
Financial Services	—	—	55,957	—	55,957
	—	2,388,669	100,316	—	2,488,985
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,814,701)	(33,454)	—	(1,848,155)
Land sale and other cost of revenues	—	(26,214)	—	—	(26,214)
	—	(1,840,915)	(33,454)	—	(1,874,369)
Financial Services expenses	—	(125)	(30,776)	—	(30,901)
Selling, general, and administrative expenses	—	(245,272)	(14,168)	—	(259,440)
Other income (expense), net	(4,966)	(9,276)	10,743	—	(3,499)
Intercompany interest	(2,254)	—	2,254	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(7,220)	293,081	34,915	—	320,776
Income tax (expense) benefit	1,733	(72,598)	(8,870)	—	(79,735)
Income (loss) before equity in income (loss) of subsidiaries	(5,487)	220,483	26,045	—	241,041
Equity in income (loss) of subsidiaries	246,528	24,504	162,404	(433,436)	—
Net income (loss)	241,041	244,987	188,449	(433,436)	241,041
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$241,066	$244,987	$188,449	$(433,436)	$241,066

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,645,116	$48,416	$—	$4,693,532
Land sale and other revenues	—	10,998	34,879	—	45,877
	—	4,656,114	83,295	—	4,739,409
Financial Services	—	—	149,352	—	149,352
	—	4,656,114	232,647	—	4,888,761
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,536,373)	(38,701)	—	(3,575,074)
Land sale and other cost of revenues	—	(5,386)	(29,669)	—	(35,055)
	—	(3,541,759)	(68,370)	—	(3,610,129)
Financial Services expenses	—	(355)	(68,972)	—	(69,327)
Selling, general, and administrative expenses	—	(451,010)	(9,517)	—	(460,527)
Goodwill impairment	—	—	(20,190)	—	(20,190)
Other income (expense), net	(3,544)	(17,059)	12,793	—	(7,810)
Intercompany interest	(3,073)	—	3,073	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,617)	645,931	81,464	—	720,778
Income tax (expense) benefit	1,654	(150,203)	(19,898)	—	(168,447)
Income (loss) before equity in income (loss) of subsidiaries	(4,963)	495,728	61,566	—	552,331
Equity in income (loss) of subsidiaries	557,294	42,702	484,616	(1,084,612)	—
Net income (loss)	552,331	538,430	546,182	(1,084,612)	552,331
Other comprehensive income	50	—	—	—	50
Comprehensive income (loss)	$552,381	$538,430	$546,182	$(1,084,612)	$552,381

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the six months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,267,018	$86,397	$—	$4,353,415
Land sale and other revenues	—	31,785	660	—	32,445
	—	4,298,803	87,057	—	4,385,860
Financial Services	—	—	99,819	—	99,819
	—	4,298,803	186,876	—	4,485,679
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(3,275,596)	(65,350)	—	(3,340,946)
Land sale and other cost of revenues	—	(27,159)	(1,106)	—	(28,265)
	—	(3,302,755)	(66,456)	—	(3,369,211)
Financial Services expenses	—	(257)	(62,093)	—	(62,350)
Selling, general, and administrative expenses	—	(479,388)	(32,778)	—	(512,166)
Other income (expense), net	(5,087)	(14,264)	14,878	—	(4,473)
Intercompany interest	(4,251)	—	4,251	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(9,338)	502,139	44,678	—	537,479
Income tax (expense) benefit	2,241	(120,248)	(11,674)	—	(129,681)
Income (loss) before equity in income (loss) of subsidiaries	(7,097)	381,891	33,004	—	407,798
Equity in income (loss) of subsidiaries	414,895	42,808	276,100	(733,803)	—
Net income (loss)	407,798	424,699	309,104	(733,803)	407,798
Other comprehensive income	50	—	—	—	50
Comprehensive income (loss)	$407,848	$424,699	$309,104	$(733,803)	$407,848

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$162,014	$495,413	$150,445	$—	$807,872
Cash flows from investing activities:
Capital expenditures	—	(32,129)	(4,617)	—	(36,746)
Investments in unconsolidated entities	—	13,619	(664)	—	12,955
Other investing activities, net	—	87	1,510	—	1,597
Business acquisition	—	—	(83,256)	—	(83,256)
Net cash provided by (used in) investing activities	—	(18,423)	(87,027)	—	(105,450)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(70,214)	—	(70,214)
Repayments of debt	—	(10,106)	—	—	(10,106)
Borrowings under revolving credit facility	700,000	—	—	—	700,000
Repayments under revolving credit facility	(700,000)	—	—	—	(700,000)
Stock option exercises	99	—	—	—	99
Share repurchases	(95,676)	—	—	—	(95,676)
Cash paid for shares withheld for taxes	(14,853)	—	—	—	(14,853)
Dividends paid	(65,332)	—	—	—	(65,332)
Intercompany activities, net	13,748	98,597	(112,345)	—	—
Net cash provided by (used in) financing activities	(162,014)	88,491	(182,559)	—	(256,082)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	565,481	(119,141)	—	446,340
Cash, cash equivalents, and restricted cash at beginning of year	—	1,058,071	193,385	—	1,251,456
Cash, cash equivalents, and restricted cash at end of year	$—	$1,623,552	$74,244	$—	$1,697,796

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$130,811	$34,461	$140,435	$—	$305,707
Cash flows from investing activities:
Capital expenditures	—	(24,707)	(4,868)	—	(29,575)
Investments in unconsolidated entities	—	(4,183)	(481)	—	(4,664)
Other investing activities, net	—	3,241	1,351	—	4,592
Business acquisition	—	(163,724)	—	—	(163,724)
Net cash provided by (used in) investing activities	—	(189,373)	(3,998)	—	(193,371)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(114,226)	—	(114,226)
Repayments of debt	(280,175)	(16,591)	(537)	—	(297,303)
Stock option exercises	5,208	—	—	—	5,208
Share repurchases	(108,471)	—	—	—	(108,471)
Cash paid for shares withheld for taxes	(10,350)	—	—	—	(10,350)
Dividends paid	(61,620)	—	—	—	(61,620)
Intercompany activities, net	324,597	(149,715)	(174,882)	—	—
Net cash provided by (used in) financing activities	(130,811)	(166,306)	(289,645)	—	(586,762)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(321,218)	(153,208)	—	(474,426)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$608,149	$51,125	$—	$659,274

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In response to the COVID-19 pandemic and various state and local orders, we instituted the following actions in March, which remained in place for some of the second quarter:

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

•	Eliminated non-emergency warranty work in our customers’ homes;

•	Modified much of our customer interactions around the mortgage origination and closing process to be virtual and minimize in-person interactions; and

•	Modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.

The severity of these restrictions and the date we resumed more normal operations varied by market during the second quarter based on the reduction in restrictions under "shelter in place" orders and improvement in public health conditions. While all of the above-referenced steps were, and some remain, necessary and appropriate in light of the COVID-19 pandemic, they impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case has varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries in April and through parts of May.

As a result of the volatile macroeconomic environment, our reported results for the six months ended June 30, 2020 are not necessarily indicative of current market conditions. We began the year under positive demand conditions that resulted in net new orders increasing more than 30% for both January and February 2020 over the comparable prior year periods. However, demand declined significantly as a result of the pandemic, resulting in net new orders in March and April 2020 falling 11% and 53%, respectively, below the comparable prior periods.

As the pandemic spread and government and business responses expanded, we focused on protecting our liquidity and closely managing our cash flows, including through the following actions:

•	Delaying the acquisition of certain land parcels and slowing land development where practical;

•
Limiting our investment in house construction, including strictly limiting production of new unsold "speculative" homes, and contacting backlog customers to reconfirm status before beginning construction of sold homes;

•	As a precautionary measure, proactively drawing $700.0 million under the Revolving Credit Facility in March;

•	Suspending the repurchase of shares under our share repurchase program; and

•	Reducing headcount and other overhead expenses.

Demand began to stabilize in May 2020 and then rebounded sharply in June, with net new orders increasing 50% in June 2020 over June 2019. This increase in June was realized across each of our primary buyer groups, but was particularly strong among first-time buyers. We believe the recovery in demand reflects a number of factors, including low mortgage interest rates, a restricted supply of existing home inventory, pent-up demand following the economic shutdown resulting from the COVID-19 pandemic, the appeal of single-family living in a new home, and a desire among some buyers to exit more densely populated urban centers. In addition to the improved demand, our construction and manufacturing operations were deemed essential services in all but a handful of markets and are now functioning at effectively full capacity. By effectively adjusting our business practices to the rapidly changing market dynamics, we were able to significantly improve our liquidity profile and increase our reported income for the three and six months ended June 30, 2020 compared to the comparable prior year periods. We also elected to repay the $700.0 million that had been borrowed under the Revolving Credit Facility.

While our operations are now fully functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers, the current resurgence of the COVID pandemic in key areas of our operations may require us to implement restrictions on our operations. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct business operations in certain of our served markets or at all for an indefinite period. There are no reliable estimates of how long the COVID-19 pandemic will last or how severe it may be, and therefore, the unpredictability of the current economic and public health conditions will continue to evolve. However, we believe that the steps we have taken over the years to reduce risk to our operations and the measures we have taken recently to meet the challenges of the COVID-19 pandemic position us well to continue to serve our customers, protect our employees and business partners, and deliver value for our stakeholders.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before income taxes:
Homebuilding	$396,585	$295,698	$640,804	$499,993
Financial Services	60,424	25,078	79,974	37,486
Income before income taxes	457,009	320,776	720,778	537,479
Income tax expense	(108,389)	(79,735)	(168,447)	(129,681)
Net income	$348,620	$241,041	$552,331	$407,798
Per share data - assuming dilution:
Net income	$1.29	$0.86	$2.03	$1.45

•
Homebuilding income before income taxes for the three and six months ended June 30, 2020 increased 34% and 28% compared with the same periods in 2019, respectively. The results include $60.7 million and $59.4 million of insurance reserve reversals for the three and six months ended June 30, 2020, respectively, compared to $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, as well as increased closings, higher gross margins, and improved overhead leverage. These increases were partially offset by severance expense of $10.3 million during the three and six months ended June 30, 2020 and a goodwill impairment charge totaling $20.2 million during the six months ended June 30, 2020 (see Note 1).

•
Financial Services income before income taxes for the three and six months ended June 30, 2020 increased 141% and 113%, respectively, compared with the same periods in 2019 as the result of higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate, and improved margin per loan. Interest rates declined during the six months ended June 30, 2020, which led to enhanced margins contributing to improved capture rate and higher gains from sales of mortgages.

•	Our effective tax rate for the three and six months ended June 30, 2020 was 23.7% and 23.4%, respectively, compared to 24.9% and 24.1% for the same periods in 2019, respectively.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Home sale revenues	$2,472,029	3%	$2,403,559	$4,693,532	8%	$4,353,415
Land sale and other revenues	26,950	(9)%	29,469	45,877	41%	32,445
Total Homebuilding revenues	2,498,979	3%	2,433,028	4,739,409	8%	4,385,860
Home sale cost of revenues (a)	(1,880,209)	2%	(1,848,155)	(3,575,074)	7%	(3,340,946)
Land sale and other cost of revenues	(20,041)	(24)%	(26,214)	(35,055)	24%	(28,265)
Selling, general, and administrative expenses ("SG&A") (b)	(196,858)	(24)%	(259,440)	(460,527)	(10)%	(512,166)
Goodwill impairment	—	(c)	—	(20,190)	(c)	—
Other expense, net	(5,286)	50%	(3,521)	(7,759)	73%	(4,490)
Income before income taxes	$396,585	34%	$295,698	$640,804	28%	$499,993

Supplemental data:
Gross margin from home sales	23.9%	80 bps	23.1%	23.8%	50 bps	23.3%
SG&A as a percentage of home sale revenues	8.0%	(280) bps	10.8%	9.8%	(200) bps	11.8%
Closings (units)	5,937	6%	5,589	11,310	11%	10,224
Average selling price	$416	(3)%	$430	$415	(3)%	$426
Net new orders (d):
Units	6,522	(4)%	6,792	14,017	6%	13,255
Dollars	$2,677,074	(7)%	$2,890,709	$5,945,823	6%	$5,626,561
Cancellation rate	19%		14%	16%		13%
Average active communities	887	1%	877	880	2%	860
Backlog at June 30:
Units				13,214	12%	11,793
Dollars				$5,788,096	13%	$5,109,293

(a)	Includes the amortization of capitalized interest.

(b)
Includes insurance reserve reversals of $60.7 million and $59.4 million for the three and six months ended June 30, 2020, respectively, and $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, and severance expense of $10.3 million for the three months ended June 30, 2020.

(c)	Percentage not meaningful

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2020 were higher than the prior year periods by $68.5 million and $340.1 million, respectively. For the three months ended June 30, 2020, the 3% increase was attributable to a 6% increase in closings partially offset by a 3% decrease in average selling price. For the six months ended June 30, 2020, the 8% increase was attributable to an 11% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings was primarily the result of improved demand conditions that began in 2019 and continued into the first quarter of 2020, especially among first-time buyers, in part due to meaningfully lower mortgage interest rates. Beginning in March 2020, the COVID-19 pandemic began to significantly impact the demand environment. Thus, the higher closings resulted from the higher backlog of orders that existed prior to the unfavorable impact of the pandemic. While order cancellations did increase beginning in March 2020, the vast majority of customers completed their home closings. The decrease in the average selling price is reflective of an increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 23.9% and 23.8% for the three and six months ended June 30, 2020, respectively, compared to 23.1% and 23.3% for the three and six months ended June 30, 2019, respectively. Gross margins for the three and six months ended June 30, 2020 remained strong relative to historical levels and reflect a combination of factors, including shifts in community mix. The pricing environment that existed in many of our markets in the second half of 2019 and the first half of 2020 allowed us to effectively manage pressure in house and land costs. Additionally, the low mortgage interest rate environment combined with limited supply of new and existing housing has contributed to our ability to maintain or increase pricing in many of our markets.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $6.9 million and $10.8 million for the three and six months ended June 30, 2020, respectively, compared to $3.3 million and $4.2 million for the three and six months ended June 30, 2019, respectively.

SG&A

SG&A as a percentage of home sale revenues was 8.0% and 9.8% for the three and six months ended June 30, 2020, respectively, compared with 10.8% and 11.8% for the three and six months ended June 30, 2019, respectively. The gross dollar amount of our SG&A decreased $62.6 million, or 24%, for the three months ended June 30, 2020 compared to June 30, 2019, and $51.6 million, or 10.1%, for the six months ended June 30, 2020 compared to June 30, 2019. The decrease in gross dollars is primarily attributable to insurance reserve reversals of $60.7 million and $59.4 million for the three and six months ended June 30, 2020, respectively, and $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively, partially offset by severance expense of $10.3 million for the three months ended June 30, 2020, as we took actions during the second quarter of 2020 to reduce overhead expenses.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Write-offs of deposits and pre-acquisition costs	$(2,311)	$(2,516)	$(6,643)	$(5,433)
Amortization of intangible assets	(5,045)	(3,550)	(9,602)	(7,000)
Loss on debt retirement	—	(4,843)	—	(4,843)
Interest income	1,326	4,471	5,133	9,420
Interest expense	(3,000)	(146)	(3,796)	(290)
Equity in earnings of unconsolidated entities	334	129	902	165
Miscellaneous, net	3,410	2,934	6,247	3,491
Total other expense, net	$(5,286)	$(3,521)	$(7,759)	$(4,490)

Net new orders

Net new orders in units decreased 4% while net new orders in dollars decreased 7% for the three months ended June 30, 2020, respectively, as compared with the prior year period. Net new orders in units and dollars increased 6% for the six months ended June 30, 2020, as compared with the prior year period. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 19% and 16% for the three and six months ended June 30, 2020, respectively, and 14% and 13% for the same periods in 2019. Ending backlog, which represents orders for homes that have not yet closed, increased 13% at June 30, 2020 compared with June 30, 2019. As a result of the COVID-19 pandemic, new order volume slowed dramatically in March and April 2020 leading to decreased volume during the three months ended June 30, 2020 when compared to the same period in 2019. However, we experienced an increase in demand beginning in May and continuing through June 2020.

Homes in production

The following is a summary of our homes in production:

	June 30, 2020	June 30, 2019
Sold	8,825	8,528
Unsold
Under construction	1,626	2,316
Completed	495	610
	2,121	2,926
Models	1,279	1,235
Total	12,225	12,689

The number of homes in production at June 30, 2020 was 4% lower than at June 30, 2019. The decrease in homes under production is consistent with our decision to tightly manage production due to the significant decrease in demand that occurred in March and April 2020 as the result of the COVID-19 pandemic. As a result, the number of homes produced, particularly unsold, or "speculative", homes was significantly lower during the three months ended June 30, 2020 relative to the comparable prior year period. In response to improved demand, we have started to increase production of speculative homes while continuing to focus on building sold homes.

Controlled lots

The following is a summary of our lots under control at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,711	4,697	9,408	4,999	4,240	9,239
Southeast	14,981	13,966	28,947	16,174	12,802	28,976
Florida	19,726	20,767	40,493	20,281	17,802	38,083
Midwest	9,560	12,661	22,221	10,016	12,027	22,043
Texas	15,215	13,026	28,241	16,256	10,573	26,829
West	24,073	9,768	33,841	25,633	7,459	33,092
Total	88,266	74,885	163,151	93,359	64,903	158,262

Developed (%)	43%	22%	33%	39%	22%	32%

Of our total controlled lots, 88,266 and 93,359 were owned and 74,885 and 64,903 were controlled under land option agreements at June 30, 2020 and December 31, 2019, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.5 billion at June 30, 2020. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $301.4 million, of which $13.8 million is refundable at June 30, 2020.

Homebuilding Segment Operations

As of June 30, 2020, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Home sale revenues:
Northeast	$141,299	(24)%	$186,006	$303,679	3%	$296,269
Southeast	456,788	13%	405,960	838,929	7%	780,415
Florida	559,275	5%	530,534	1,049,303	13%	926,665
Midwest	337,797	(2)%	345,670	628,730	(2)%	638,522
Texas	364,996	7%	342,626	709,504	16%	611,367
West	611,874	3%	592,763	1,163,387	6%	1,100,177
	$2,472,029	3%	$2,403,559	$4,693,532	8%	$4,353,415
Income (loss) before income taxes (a):
Northeast	$18,944	(28)%	$26,212	$37,553	10%	$34,140
Southeast	72,780	71%	42,499	127,524	59%	80,355
Florida (b)	97,263	21%	80,066	152,596	18%	129,662
Midwest	43,607	2%	42,962	75,069	9%	69,120
Texas	59,909	22%	49,144	113,504	42%	80,115
West	90,164	(5)%	94,443	157,419	(15)%	184,625
Other homebuilding (c)	13,918	135%	(39,628)	(22,861)	71%	(78,024)
	$396,585	34%	$295,698	$640,804	28%	$499,993

(a)	Includes land-related charges as summarized in the table below.

(b)	Includes goodwill impairment charge totaling $20.2 million in the six months ended June 30, 2020.

(c)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $60.7 million and $59.4 million for the three and six months ended June 30, 2020, respectively, and $12.8 million and $16.6 million for the three and six months ended June 30, 2019, respectively.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Closings (units):
Northeast	260	(26)%	349	570	—%	568
Southeast	1,104	16%	951	2,032	10%	1,848
Florida	1,380	10%	1,252	2,590	15%	2,260
Midwest	808	(2)%	822	1,516	(2)%	1,548
Texas	1,194	7%	1,119	2,322	18%	1,968
West	1,191	9%	1,096	2,280	12%	2,032
	5,937	6%	5,589	11,310	11%	10,224

Average selling price:
Northeast	$543	2%	$533	$533	2%	$522
Southeast	414	(3)%	427	413	(2)%	422
Florida	405	(4)%	424	405	(1)%	410
Midwest	418	(1)%	421	415	1%	412
Texas	306	—%	306	306	(2)%	311
West	514	(5)%	541	510	(6)%	541
	$416	(3)%	$430	$415	(3)%	$426

Net new orders - units:
Northeast	383	(16)%	455	831	2%	816
Southeast	1,095	(10)%	1,214	2,236	(2)%	2,287
Florida	1,488	2%	1,460	3,173	13%	2,806
Midwest	896	(8)%	975	1,915	(4)%	1,999
Texas	1,431	8%	1,323	2,940	9%	2,689
West	1,229	(10)%	1,365	2,922	10%	2,658
	6,522	(4)%	6,792	14,017	6%	13,255

Net new orders - dollars:
Northeast	$203,532	(17)%	$244,346	$459,544	4%	$440,644
Southeast	449,511	(11)%	502,970	923,392	(4)%	957,358
Florida	597,382	(1)%	600,738	1,290,099	12%	1,151,043
Midwest	373,390	(6)%	399,199	819,747	(1)%	824,841
Texas	417,675	2%	407,927	873,464	7%	819,970
West	635,584	(14)%	735,529	1,579,577	10%	1,432,705
	$2,677,074	(7)%	$2,890,709	$5,945,823	6%	$5,626,561

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Cancellation rates:
Northeast	12%		13%	12%		12%
Southeast	13%		10%	12%		11%
Florida	19%		12%	16%		12%
Midwest	15%		12%	13%		11%
Texas	22%		16%	19%		15%
West	25%		17%	19%		16%
	19%		14%	16%		13%

Unit backlog:
Northeast				850	18%	718
Southeast				2,069	1%	2,049
Florida				2,889	19%	2,435
Midwest				1,939	5%	1,853
Texas				2,468	12%	2,213
West				2,999	19%	2,525
				13,214	12%	11,793

Backlog dollars:
Northeast				$503,562	25%	$402,186
Southeast				867,932	(1)%	875,973
Florida				1,219,057	19%	1,024,429
Midwest				842,993	9%	774,739
Texas				754,827	9%	694,816
West				1,599,725	20%	1,337,150
				$5,788,096	13%	$5,109,293

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Land-related charges*:
Northeast	$92	$130	$4,845	$454
Southeast	929	2,015	1,676	2,587
Florida	459	765	981	1,246
Midwest	499	203	1,275	1,306
Texas	329	414	986	482
West	145	216	1,674	647
Other homebuilding	—	88	744	88
	$2,453	$3,831	$12,181	$6,810

*
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the second quarter of 2020, Northeast home sale revenues decreased by 24% when compared with the prior year period due to a 26% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings occurred across all markets, primarily due to disruption caused by the COVID-19 pandemic, especially with our operations located in Pennsylvania. The increase in average selling price was primarily attributable to Northeast Corridor. Income before income taxes decreased 28% primarily as a result of the aforementioned decrease in closings. Net new orders decreased across all markets except Mid-Atlantic.

For the six months ended June 30, 2020, Northeast home sale revenues increased by 3% when compared with the prior year period due to a 2% increase in average selling price and a slight increase in closings. The increase in average selling price was primarily attributable to Northeast Corridor. Income before income taxes increased 10% primarily due to the higher revenues combined with improved gross margins across the majority of markets. Net new orders increased in Mid-Atlantic while Northeast Corridor and New England experienced decreases.

Southeast

For the second quarter of 2020, Southeast home sale revenues increased 13% compared with the prior year period as the result of a 16% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings occurred in all markets except Georgia while the decrease in average selling price was mixed among markets. Income before income taxes increased 71% primarily due to higher revenues, improved gross margins, and improved overhead management which occurred across the majority of markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2020, Southeast home sale revenues increased 7% compared with the prior year period as the result of a 10% increase in closings partially offset by a 2% decrease in average selling price. The increase in closings occurred in all markets except Georgia and Tennessee while the decrease in average selling price occurred in all markets except Charlotte. Income before income taxes increased 59% primarily due to higher revenues and improved gross margins, which occurred across all markets. Net new orders decreased across the majority of markets.

Florida

For the second quarter of 2020, Florida home sale revenues increased 5% compared with the prior year period due to a 10% increase in closings partially offset by a 4% decrease in the average selling price. The increased closings occurred across the majority of markets while the decreased average selling price was mixed among markets. Income before income taxes increased 21% due to the higher revenues and improved overhead management and margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2020, Florida home sale revenues increased 13% compared with the prior year period due to a 15% increase in closings partially offset by a 1% decrease in the average selling price. The increased closings occurred across all markets while the decreased average selling price was mixed among markets. Income before income taxes increased 18% due to the higher revenues, improved gross margins, and improved overhead management across all markets, partially offset by a goodwill impairment charge of $20.2 million (see Note 1). Net new orders increased across the majority of markets.

Midwest

For the second quarter of 2020, Midwest home sale revenues decreased 2% compared with the prior year period due to a 2% decrease in closings and a slight decrease in average selling price. The decrease in closings occurred primarily in Michigan due to disruption caused by the COVID-19 pandemic while the decrease in average selling price was mixed among markets. Income before income taxes increased 2% primarily due to improved overhead management and gross margins.

For the six months ended June 30, 2020, Midwest home sale revenues decreased 2% compared with the prior year period due to a 2% decrease in closings partially offset by a slight increase in average selling price. The decrease in closings occurred primarily in Michigan due to disruption caused by the COVID-19 pandemic while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 9% primarily due to improved overhead management and gross margins. Net new orders decreased across the majority of markets.

Texas

For the second quarter of 2020, Texas home sale revenues increased 7% compared with the prior year period due to a 7% increase in closings. The increase in closings occurred in San Antonio and Austin while the decrease in average selling price occurred in the majority of markets. Income before income taxes increased 22% primarily due to higher revenues and improved overhead management and gross margins. Net new orders increased in the majority of markets.

For the six months ended June 30, 2020, Texas home sale revenues increased 16% compared with the prior year period due to an 18% increase in closings partially offset by a 2% decrease in the average selling price. The increase in closings occurred in all markets while the decrease in average selling price occurred in the majority of markets. Income before income taxes increased 42% primarily due to higher revenues and improved overhead management and gross margins. Net new orders increased in the majority of markets.

West

For the second quarter of 2020, West home sale revenues increased 3% compared with the prior year period due to a 9% increase in closings partially offset by a 5% decrease in average selling price. Revenues were higher in most markets with Las Vegas benefiting from the American West acquisition that occurred in 2019. However, Northern California experienced significantly lower revenues, primarily due to disruption caused by the COVID-19 pandemic combined with the prior period completion, or near completion, of several high performing communities and an overall moderation of demand in that market. Average selling prices decreased, primarily as the result of Northern California. Income before income taxes decreased 5% primarily due to the aforementioned results from Northern California partially offset by improved overhead management. Net new orders decreased across all markets except Arizona.

For the six months ended June 30, 2020, West home sale revenues increased 6% compared with the prior year period due to a 12% increase in closings partially offset by a 6% decrease in average selling price. Revenues were higher in most markets with Las Vegas benefiting from the American West acquisition that occurred in 2019. However, Northern California experienced significantly lower revenues, primarily due to disruption caused by the COVID-19 pandemic combined with the prior period completion, or near completion, of several high performing communities and an overall moderation of demand in that market. Average selling prices decreased, primarily as the result of lower revenues from Northern California. Income before income taxes decreased 15% primarily due to the aforementioned results from Northern California partially offset by improved overhead management. Net new orders increased across all markets except Arizona.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to support our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding as Homebuilding customers continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities, excluding cash closings, from our Homebuilding operations is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Mortgage revenues	$77,411	94%	$39,833	$118,145	65%	$71,706
Title services revenues	14,323	8%	13,210	26,525	15%	23,052
Insurance brokerage commissions	3,068	5%	2,914	4,682	(7)%	5,061
Total Financial Services revenues	94,802	69%	55,957	149,352	50%	99,819
Expenses	(34,378)	11%	(30,901)	(69,327)	11%	(62,350)
Other income (expense), net	—	(a)	22	(51)	(a)	17
Income before income taxes	$60,424	141%	$25,078	$79,974	113%	$37,486
Total originations:
Loans	4,474	20%	3,720	8,344	24%	6,718
Principal	$1,436,103	24%	$1,161,906	$2,649,370	28%	$2,076,617

(a)	Percentage not meaningful

	Six Months Ended
	June 30,
	2020	2019
Supplemental data:
Capture rate	86.8%	80.4%
Average FICO score	751	750
Funded origination breakdown:
Government (FHA, VA, USDA)	22%	20%
Other agency	70%	71%
Total agency	92%	91%
Non-agency	8%	9%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2020 increased 69% and 50%, respectively, compared with the comparable prior year periods as the result of increased homebuilding volumes combined with an improved capture rate and improved margin per loan. Interest rates declined during the three and six months ended June 30, 2020, which led to enhanced margins contributing to improved capture rate and higher gains from sales of mortgages. Such gains offset a sharp reduction in values of mortgage servicing rights that occurred as the result of the increased risk to mortgage servicers related to potential forbearance claims and loan defaults, though mortgage servicing rights values improved in June 2020 as conditions moderated.

Income before income taxes

Income before income taxes for the three and six months ended June 30, 2020 increased 141% and 113%, respectively, compared with the same periods in 2019 as the result of higher revenues, improved margins, and improved expense leverage.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2020 was 23.7% and 23.4%, respectively, compared to 24.9% and 24.1%, respectively, for the same periods in 2019. Each year's rate differs from the federal statutory rate primarily due to state income tax expense.

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

At June 30, 2020, we had unrestricted cash and equivalents of $1.7 billion, restricted cash balances of $39.3 million, and $755.2 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us and the actions we have taken as summarized in the Overview section, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 32.1% at June 30, 2020, as compared with 33.6% at December 31, 2019, which are within our targeted range of 30.0% to 40.0%.

Unsecured senior notes

We had $2.7 billion of unsecured senior notes outstanding at both June 30, 2020 and December 31, 2019, with no repayments due until 2021, when $426.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $58.7 million and $53.4 million at June 30, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving

Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both June 30, 2020 and December 31, 2019, and $244.8 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at June 30, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2020, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $755.2 million and $737.2 million at June 30, 2020 and December 31, 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a Repurchase Agreement with third party lenders that matures on July 30, 2020. The maximum aggregate commitment was $270.0 million at June 30, 2020 and continues through maturity. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $256.4 million and $326.6 million outstanding under the Repurchase Agreement at June 30, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

During the six months ended June 30, 2020, we declared cash dividends totaling $65.1 million and repurchased 2.8 million shares under our repurchase authorization totaling $95.7 million. The repurchase of shares was suspended in March 2020 as a response to the COVID-19 pandemic and continued through the second quarter of 2020. At June 30, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Cash flows

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $807.9 million, compared with net cash provided by operating activities of $305.7 million for the six months ended June 30, 2019. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2020 was primarily due to our net income of $552.3 million, which included various non-cash items, a seasonal $114.1 million decrease in residential mortgage loans available-for-sale, and a net decrease in inventories of $101.8 million. The decrease in inventories resulted from our deliberate efforts to reduce inventory spend, especially land acquisition and development spend, starting in March 2020 in response to the COVID-19 pandemic. While a seasonal increase in house inventory partially offset the reduced land expenditures, the size of the seasonal increase was lower as we tightly managed production levels given the volatility in demand during March through June 2020.

Net cash provided by operating activities for the six months ended June 30, 2019 was $305.7 million. The positive cash flow from operations for the six months ended June 30, 2019 was primarily due to our net income of $407.8 million, supplemented by $51.5 million of deferred income taxes and a $117.0 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $399.5 million resulting from ongoing land acquisition and development investment to support future growth, combined with a seasonal build of house inventory.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was $105.5 million, compared with net cash used in investing activities of $193.4 million for the six months ended June 30, 2019. Cash outflows in 2020 primarily reflected our acquisition of ICG in January 2020 for $83.3 million, as well as capital expenditures of $36.7 million related to our ongoing investments in new communities and certain information technology applications.

Net cash used in investing activities for the six months ended June 30, 2019 was $193.4 million. These cash outflows primarily reflected our acquisition of American West in April 2019 for $163.7 million, as well as, capital expenditures of $29.6 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $256.1 million, compared with net cash used in financing activities of $586.8 million for the six months ended June 30, 2019. The net cash provided by financing activities for the six months ended June 30, 2020 resulted primarily from the repurchase of 2.8 million common shares for $95.7 million under our share repurchase authorization, repayments of debt totaling $10.1 million, payments of $65.3 million in cash dividends, and net repayments of $70.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2019 resulted primarily from the repurchase of 3.5 million common shares for $108.5 million under our repurchase authorization, repayments of debt totaling $297.3 million, payments of $61.6 million in cash dividends, and net repayments of $114.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three and six months ended June 30, 2020 are not indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2020, we had outstanding letters of credit totaling $244.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.3 billion at June 30, 2020, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2020, these agreements had an aggregate remaining purchase price of $3.5 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for additional impairment sensitivity information reflected in the following:

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

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, amortization of capitalized interest, and closing costs applicable to the home. Sales commissions are classified within selling, general, and administrative expenses. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

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

Generally, a community must have projected gross margin percentages in the mid single digits in order to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized in the three months ended June 30, 2020 and our average gross margin in backlog at June 30, 2020 both exceeded 20%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $301.4 million of deposits and pre-acquisition costs at June 30, 2020 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2020 ($000’s omitted):

	As of June 30, 2020 for the Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$11,329	$463,016	$10,295	$—	$—	$2,300,000	$2,784,640	$2,811,823
Average interest rate	3.80%	4.04%	0.39%	—%	—%	5.90%	5.56%

Variable rate debt (a)	$256,359	$—	$—	$—	$—	$—	$256,359	$256,359
Average interest rate	2.16%	—%	—%	—%	—%	—%	2.16%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at June 30, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the COVID-19 outbreak, and shortly thereafter many states and municipalities also declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

In response to these steps and as we assessed the risk to our employees, trade partners and customers, in March, we instituted the following actions:

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

•	Eliminated non-emergency warranty work in our customers’ homes;

•	Modified much of our customer interactions around the mortgage origination and closing process to be virtual and minimize in-person interactions; and

•	Modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.

The severity of these restrictions and the date we resumed more normal operations varied by market during the second quarter based on the reductions in restrictions under "shelter in place" orders and improvement in public health conditions. While all of the above-referenced steps were necessary and appropriate in light of the COVID-19 pandemic, they have impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries in the latter part of March and through April.

While our operations are now fully functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers, the current resurgence of the COVID pandemic in key areas of our operations may require us to implement restrictions on our operations. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and could include, among other things, significant volatility in financial markets. We can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. In addition, efforts by local governments and agencies to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of a pandemic or epidemic like COVID-19 and potentially prolong and intensify the impact of the crisis. There are no reliable estimates of how long the COVID-19 pandemic will last or how severe it may be, and therefore, the unpredictability of the current economic and public health conditions will continue to evolve.

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

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net orders, homes delivered, revenues, and profitability, as we experienced in the first few weeks of our second quarter. Such impacts could be material to our consolidated financial statements in future reporting periods. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our debt obligations, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such circumstances could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

While the economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs may not have a positive impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2020 to April 30, 2020	—	$—	—	$429,872
May 1, 2020 to May 31, 2020	—	$—	—	$429,872
June 1, 2020 to June 30, 2020	—	$—	—	$429,872
Total	—	$—	—

(1)
During the six months ended June 30, 2020, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)
The Board of Directors approved a share repurchase authorization totaling $500.0 million in January 2018 and an increase of $500.0 million to such authorization in May 2019. There is no expiration date for this program, under which $429.9 million remained as of June 30, 2020. During the six months ended June 30, 2020, we repurchased 2.8 million shares for a total of $95.7 million under this program.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Amended and Restated By-Laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 11, 2020)

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
Fourth Amendment to Amended and Restated Section 382 Rights Agreement, dated as of May 11, 2020, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on May 11, 2020)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 23, 2020