Form 10-Q
period 2020-09-30
PULTEGROUP INC/MI/
filed 2020-10-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
Number of common shares outstanding as of October 15, 2020: 268,093,742

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash and equivalents	$2,067,276	$1,217,913
Restricted cash	46,932	33,543
Total cash, cash equivalents, and restricted cash	2,114,208	1,251,456
House and land inventory	7,615,471	7,680,614
Land held for sale	26,867	24,009
Residential mortgage loans available-for-sale	400,067	508,967
Investments in unconsolidated entities	41,722	59,766
Other assets	917,388	895,686
Intangible assets	168,466	124,992
Deferred tax assets, net	80,833	170,107
	$11,365,022	$10,715,597

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$342,277	$435,916
Customer deposits	403,646	294,427
Accrued and other liabilities	1,335,299	1,399,368
Income tax liabilities	15,769	36,093
Financial Services debt	249,046	326,573
Notes payable	2,778,970	2,765,040
	5,125,007	5,257,417
Shareholders' equity	6,240,015	5,458,180
	$11,365,022	$10,715,597

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Homebuilding
Home sale revenues	$2,823,921	$2,637,002	$7,517,453	$6,990,417
Land sale and other revenues	24,165	8,548	70,042	40,993
	2,848,086	2,645,550	7,587,495	7,031,410
Financial Services	106,871	64,815	256,223	164,634
Total revenues	2,954,957	2,710,365	7,843,718	7,196,044

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,131,741)	(2,028,622)	(5,706,814)	(5,369,568)
Land sale and other cost of revenues	(20,502)	(7,350)	(55,558)	(35,615)
	(2,152,243)	(2,035,972)	(5,762,372)	(5,405,183)

Financial Services expenses	(42,807)	(32,514)	(112,135)	(94,864)
Selling, general, and administrative expenses	(271,257)	(270,625)	(731,785)	(782,791)
Goodwill impairment	—	—	(20,190)	—
Other expense, net	(4,483)	(5,108)	(12,292)	(9,581)
Income before income taxes	484,167	366,146	1,204,944	903,625
Income tax expense	(67,769)	(93,042)	(236,216)	(222,723)
Net income	$416,398	$273,104	$968,728	$680,902

Per share:
Basic earnings	$1.54	$0.99	$3.57	$2.44
Diluted earnings	$1.54	$0.99	$3.56	$2.44
Cash dividends declared	$0.12	$0.11	$0.36	$0.33

Number of shares used in calculation:
Basic	268,363	272,992	268,892	275,734
Effect of dilutive securities	598	640	839	858
Diluted	268,961	273,632	269,731	276,592

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$416,398	$273,104	$968,728	$680,902

Other comprehensive income, net of tax:
Change in value of derivatives	25	25	75	75
Other comprehensive income	25	25	75	75

Comprehensive income	$416,423	$273,129	$968,803	$680,977

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, June 30, 2020	268,178	$2,682	$3,252,568	$(195)	$2,596,613	$5,851,668
Stock option exercises	1	—	12	—	—	12
Dividends declared	—	—	—	—	(32,446)	(32,446)
Share-based compensation	—	—	4,358	—	—	4,358
Net income	—	—	—	—	416,398	416,398
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, September 30, 2020	268,179	$2,682	$3,256,938	$(170)	$2,980,565	$6,240,015

Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	14	—	111	—	—	111
Share issuances	755	8	4,088	—	—	4,096
Dividends declared	—	—	—	—	(97,501)	(97,501)
Share repurchases	(2,825)	(28)	—	—	(95,648)	(95,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,853)	(14,853)
Share-based compensation	—	—	17,590	—	—	17,590
Net income	—	—	—	—	968,728	968,728
Other comprehensive income	—	—	—	75	—	75
Shareholders' equity, September 30, 2020	268,179	$2,682	$3,256,938	$(170)	$2,980,565	$6,240,015

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

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$968,728	$680,902
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	89,492	83,752
Land-related charges	13,930	17,549
Goodwill impairment	20,190	—
Depreciation and amortization	48,536	40,302
Share-based compensation expense	25,010	21,389
Other, net	(1,136)	2,567
Increase (decrease) in cash due to:
Inventories	84,253	(427,183)
Residential mortgage loans available-for-sale	108,178	76,813
Other assets	(15,627)	4,146
Accounts payable, accrued and other liabilities	(72,929)	82,543
Net cash provided by (used in) operating activities	1,268,625	582,780
Cash flows from investing activities:
Capital expenditures	(46,925)	(43,162)
Investments in unconsolidated entities	(663)	(8,515)
Distributions of capital from unconsolidated entities	19,939	214
Business acquisition	(83,251)	(163,724)
Other investing activities, net	1,721	4,795
Net cash provided by (used in) investing activities	(109,179)	(210,392)
Cash flows from financing activities:
Repayments of notes payable	(10,993)	(297,411)
Borrowings under revolving credit facility	700,000	—
Repayments under revolving credit facility	(700,000)	—
Financial Services borrowings (repayments), net	(77,527)	(99,052)
Stock option exercises	111	6,368
Share repurchases	(95,676)	(244,388)
Cash paid for shares withheld for taxes	(14,853)	(10,726)
Dividends paid	(97,756)	(92,235)
Net cash provided by (used in) financing activities	(296,694)	(737,444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	862,752	(365,056)
Cash, cash equivalents, and restricted cash at beginning of period	1,251,456	1,133,700
Cash, cash equivalents, and restricted cash at end of period	$2,114,208	$768,644

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$16,297	$19,569
Income taxes paid (refunded), net	$195,494	$60,329

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

Restructuring costs

We recorded severance expense of $10.3 million during the three months ended June 30, 2020 as we took actions to reduce overhead expenses in response to lower demand in March through May resulting from the COVID-19 pandemic.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Write-offs of deposits and pre-acquisition costs	$(1,692)	$(2,455)	$(8,335)	$(7,888)
Amortization of intangible assets	(5,041)	(3,600)	(14,643)	(10,600)
Loss on debt retirement	—	—	—	(4,843)
Interest income	891	3,554	6,024	12,974
Interest expense	(225)	(147)	(4,022)	(437)
Equity in earnings of unconsolidated entities	336	211	1,238	377
Miscellaneous, net	1,248	(2,671)	7,446	836
Total other expense, net	$(4,483)	$(5,108)	$(12,292)	$(9,581)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $403.6 million and $294.4 million at September 30, 2020 and December 31, 2019, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

Land sale and other revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. Revenues related to our construction services operations are generally recognized as materials are delivered and installation services are provided.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $36.8 million and $35.1 million at September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$416,398	$273,104	$968,728	$680,902
Less: earnings distributed to participating securities	(264)	(298)	(799)	(911)
Less: undistributed earnings allocated to participating securities	(3,123)	(2,411)	(7,778)	(6,075)
Numerator for basic earnings per share	$413,011	$270,395	$960,151	$673,916
Add back: undistributed earnings allocated to participating securities	3,123	2,411	7,778	6,075
Less: undistributed earnings reallocated to participating securities	(3,116)	(2,405)	(7,754)	(6,057)
Numerator for diluted earnings per share	$413,018	$270,401	$960,175	$673,934

Denominator:
Basic shares outstanding	268,363	272,992	268,892	275,734
Effect of dilutive securities	598	640	839	858
Diluted shares outstanding	268,961	273,632	269,731	276,592

Earnings per share:
Basic	$1.54	$0.99	$3.57	$2.44
Diluted	$1.54	$0.99	$3.56	$2.44

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2020 and December 31, 2019, residential mortgage loans available-for-sale had an aggregate fair value of $400.1 million and $509.0 million, respectively, and an aggregate outstanding principal balance of $382.9 million and $494.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.7) million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $(2.1) million and $(0.7) million for the nine months ended September 30, 2020 and 2019, respectively. These changes in fair value were substantially offset by changes in the fair value of corresponding hedging instruments. Net gains from the sale of mortgages were $76.6 million and $36.3 million for the three months ended September 30, 2020 and 2019, respectively, and $173.8 million and $90.6 million for the nine months ended September 30, 2020 and 2019, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2020 and December 31, 2019, we had aggregate IRLCs of $471.6 million and $255.3 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2020 and December 31, 2019, we had unexpired forward contracts of $671.0 million and $518.2 million, respectively, and whole loan investor commitments of $148.0 million and $200.7 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2020		December 31, 2019
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$23,064	$2,336	$8,351	$149
Forward contracts	372	2,260	299	1,372
Whole loan commitments	295	481	880	284
	$23,731	$5,077	$9,530	$1,805

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At September 30, 2020, we reported $195.2 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of September 30, 2020.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. We do not expect ASU 2019-12 to have a material impact on our financial statements.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2020	December 31, 2019
Homes under construction	$3,065,801	$2,899,016
Land under development	4,139,123	4,347,107
Raw land	410,547	434,491
	$7,615,471	$7,680,614

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest in inventory, beginning of period	$207,942	$234,709	$210,383	$227,495
Interest capitalized	40,044	39,893	119,643	123,924
Interest expensed	(46,841)	(46,040)	(128,881)	(122,857)
Interest in inventory, end of period	$201,145	$228,562	$201,145	$228,562

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2020 or December 31, 2019 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2020 and December 31, 2019 ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2020		December 31, 2019
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$115,420	$1,497,721	$123,775	$1,466,585
Other land options	174,936	2,189,012	175,662	1,755,377
	$290,356	$3,686,733	$299,437	$3,221,962

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Nine Months Ended
		September 30, 2020		September 30, 2019
	Statement of Operations Classification	2020	2019	2020	2019
Land impairments	Home sale cost of revenues	$54	$5,919	$5,440	$6,007
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	2	2,366	155	3,654
Write-offs of deposits and pre-acquisition costs	Other expense, net	1,692	2,455	8,335	7,888
		$1,748	$10,740	$13,930	$17,549

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Northeast	$242,829	$209,696	$546,741	$520,425
Southeast	434,782	456,244	1,275,039	1,240,782
Florida	623,971	539,269	1,712,180	1,470,866
Midwest	411,797	403,916	1,043,646	1,048,090
Texas	359,358	359,717	1,069,444	971,606
West	775,349	676,708	1,940,445	1,779,641
	2,848,086	2,645,550	7,587,495	7,031,410
Financial Services	106,871	64,815	256,223	164,634
Consolidated revenues	$2,954,957	$2,710,365	$7,843,718	$7,196,044

Income (loss) before income taxes:
Northeast	$39,442	$37,285	$76,995	$71,425
Southeast (a)	69,275	42,313	196,798	122,668
Florida (b)	106,394	89,186	258,991	218,848
Midwest	62,638	55,286	137,707	124,406
Texas	64,646	53,502	178,150	133,617
West	121,974	100,034	279,393	284,659
Other homebuilding (c)	(44,266)	(43,744)	(67,128)	(121,769)
	420,103	333,862	1,060,906	833,854
Financial Services	64,064	32,284	144,038	69,771
Consolidated income before income taxes	$484,167	$366,146	$1,204,944	$903,625

(a)	Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community.

(b)	Includes goodwill impairment charge totaling $20.2 million (see Note 1) in the nine months ended September 30, 2020.

(c)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes net insurance reserve reversals of $59.4 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Land-related charges (a):
Northeast	$419	$253	$5,264	$707
Southeast	725	8,167	2,401	10,754
Florida	108	225	1,089	1,471
Midwest	190	528	1,466	1,832
Texas	82	94	1,068	577
West	170	1,166	1,844	1,813
Other homebuilding	54	307	798	395
	$1,748	$10,740	$13,930	$17,549

(a)	Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	September 30, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$369,977	$221,070	$24,271	$615,318	$711,598
Southeast	428,481	668,357	55,664	1,152,502	1,279,533
Florida	558,976	892,609	118,827	1,570,412	1,859,865
Midwest	382,553	429,463	19,818	831,834	932,111
Texas	321,741	452,156	68,375	842,272	924,410
West	958,715	1,246,302	109,946	2,314,963	2,608,256
Other homebuilding (a)	45,358	229,166	13,646	288,170	2,506,868
	3,065,801	4,139,123	410,547	7,615,471	10,822,641
Financial Services	—	—	—	—	542,381
	$3,065,801	$4,139,123	$410,547	$7,615,471	$11,365,022

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$345,644	$242,666	$25,098	$613,408	$698,661
Southeast	430,008	724,258	72,804	1,227,070	1,354,086
Florida	539,895	894,716	99,228	1,533,839	1,700,198
Midwest	315,822	464,733	31,881	812,436	886,889
Texas	343,230	447,707	84,926	875,863	949,236
West	881,551	1,289,255	105,606	2,276,412	2,538,803
Other homebuilding (a)	42,866	283,772	14,948	341,586	1,953,440
	2,899,016	4,347,107	434,491	7,680,614	10,081,313
Financial Services	—	—	—	—	634,284
	$2,899,016	$4,347,107	$434,491	$7,680,614	$10,715,597

(a)	Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2020	December 31, 2019
4.250% unsecured senior notes due March 2021 (a)	$425,954	$425,954
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,886)	(14,295)
Total senior notes	2,712,068	2,711,659
Other notes payable	66,902	53,381
Notes payable	$2,778,970	$2,765,040
Estimated fair value	$3,260,665	$3,152,046

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $66.9 million and $53.4 million at September 30, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both September 30, 2020 and December 31, 2019, and $250.7 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at September 30, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2020, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $749.3 million and $737.2 million at September 30, 2020 and December 31, 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $360.0 million at September 30, 2020 and increases to $420.0 million during the seasonally high borrowing period from December 28, 2020 through January 15, 2021. At all other times, the maximum aggregate commitment ranges from $230.0 million to $375.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $249.0 million and $326.6 million outstanding under the Repurchase Agreement at September 30, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

During the nine months ended September 30, 2020, we declared cash dividends totaling $97.5 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. For the nine months ended September 30, 2019, we declared cash dividends totaling $91.6 million and repurchased 7.7 million shares under our repurchase authorization for $244.4 million. In May 2019, our board of directors approved a $500.0 million increase in our share repurchase authorization. At September 30, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2020 and 2019, participants surrendered shares valued at $14.9 million and $10.7 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2020 was 14.0% and 19.6%, respectively, compared to 25.4% and 24.6%, respectively, for the same periods in 2019. Our effective tax rate differs from the federal statutory rate primarily due to benefits associated with federal energy efficient home credits partially offset by state income tax expense. Income tax expense for the three and nine months ended September 30, 2020 includes benefits of $53.2 million and $58.0 million, respectively, associated with the extension of federal energy efficient homes tax credits, including to homes closed in prior open tax years. This provision was extended to apply to homes closed through December 31, 2020.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2020 and December 31, 2019, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $80.8 million and $170.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $27.3 million and $40.3 million of gross unrecognized tax benefits at September 30, 2020 and December 31, 2019, respectively. Additionally, we had accrued interest and penalties of $2.3 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2020	December 31, 2019

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$400,067	$508,967
Interest rate lock commitments	Level 2	20,728	8,202
Forward contracts	Level 2	(1,888)	(1,073)
Whole loan commitments	Level 2	(186)	596

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$9,979
Land held for sale	Level 2	—	4,193

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$2,114,208	$1,251,456
Financial Services debt	Level 2	249,046	326,573
Senior notes payable	Level 2	3,193,764	3,098,665
Other notes payable	Level 2	66,902	53,381

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.7 billion at both September 30, 2020 and December 31, 2019.

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

Our recorded liabilities for all such claims totaled $11.9 million and $25.2 million at September 30, 2020 and December 31, 2019, respectively. The decrease in liabilities is primarily related to payments in connection with the settlement of certain previously recorded liabilities. Determining the liabilities for anticipated losses requires a significant level of management judgment. Given the unsettled litigation, changes in values of underlying collateral over time, unpredictable factors inherent in litigation, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $250.7 million and $1.5 billion, respectively, at September 30, 2020 and $262.8 million and $1.4 billion, respectively, at December 31, 2019. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Warranty liabilities, beginning of period	$86,278	$81,442	$91,389	$79,154
Reserves provided	15,320	16,152	47,364	43,060
Payments	(18,551)	(19,573)	(52,741)	(53,634)
Other adjustments (a)	501	10,402	(2,464)	19,843
Warranty liabilities, end of period	$83,548	$88,423	$83,548	$88,423

(a)	Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community.

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require us to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. A portion of this self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $652.5 million and $709.8 million at September 30, 2020 and December 31, 2019, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% of the total general liability reserves at both September 30, 2020 and December 31, 2019. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $59.4 million and $18.3 million during the nine months ended September 30, 2020 and 2019, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$640,014	$716,218	$709,798	$737,013
Reserves provided	21,992	21,892	60,618	59,558
Adjustments to previously recorded reserves	—	(1,700)	(59,362)	(18,338)
Payments, net (a)	(9,460)	(11,092)	(58,508)	(52,915)
Balance, end of period	$652,546	$725,318	$652,546	$725,318

(a)	Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $82.0 million and $118.4 million at September 30, 2020 and December 31, 2019, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action. During the nine months ended September 30, 2019, we wrote off $24.0 million of insurance receivables in connection with policy settlement negotiations with certain of our carriers.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $73.5 million and $94.3 million at September 30, 2020, respectively, and $70.0 million and $91.4 million at December 31, 2019, respectively. During the nine months ended September 30, 2020, we recorded an additional $13.0 million of lease liabilities under operating leases and $4.0 million and $12.8 million during the three and nine months ended September 30, 2019, respectively. Payments on lease liabilities during the three and nine months ended September 30, 2020 totaled $4.8 million and $14.8 million, respectively, and $5.9 million and $17.4 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and nine months ended September 30, 2020, our total lease expense was $9.6 million and $28.2 million, respectively, and $9.1 million and $27.0 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $1.5 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and $1.7 million and $4.9 million in the comparable prior year periods, as well as short-term lease costs of $2.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively, and $2.4 million and $7.3 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of September 30, 2020 were as follows ($000's omitted):

Years Ending December 31,
2020 (a)	$5,541
2021	22,648
2022	20,755
2023	19,425
2024	13,755
Thereafter	28,687
Total lease payments (b)	110,811
Less: Interest (c)	16,503
Present value of lease liabilities (d)	$94,308

(a)	Remaining payments are for the three months ending December 31, 2020.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $1.7 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2020.

(c)
Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.5 years and 5.7%, respectively, at September 30, 2020.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2020
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$2,001,550	$65,726	$—	$2,067,276
Restricted cash	—	39,218	7,714	—	46,932
Total cash, cash equivalents, and restricted cash	—	2,040,768	73,440	—	2,114,208
House and land inventory	—	7,458,068	157,403	—	7,615,471
Land held for sale	—	26,867	—	—	26,867
Residential mortgage loans available- for-sale	—	—	400,067	—	400,067
Investments in unconsolidated entities	—	40,921	801	—	41,722
Other assets	34,990	639,993	242,405	—	917,388
Intangible assets	—	114,192	54,274	—	168,466
Deferred tax assets, net	93,577	—	(12,744)	—	80,833
Investments in subsidiaries and intercompany accounts, net	8,910,969	1,101,141	10,341,970	(20,354,080)	—
	$9,039,536	$11,421,950	$11,257,616	$(20,354,080)	$11,365,022
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$71,684	$1,757,966	$251,572	$—	$2,081,222
Income tax liabilities	15,769	—	—	—	15,769
Financial Services debt	—	—	249,046	—	249,046
Notes payable	2,712,068	66,902	—	—	2,778,970
Total liabilities	2,799,521	1,824,868	500,618	—	5,125,007
Total shareholders’ equity	6,240,015	9,597,082	10,756,998	(20,354,080)	6,240,015
	$9,039,536	$11,421,950	$11,257,616	$(20,354,080)	$11,365,022

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,026,743	$191,170	$—	$1,217,913
Restricted cash	—	31,328	2,215	—	33,543
Total cash, cash equivalents, and restricted cash	—	1,058,071	193,385	—	1,251,456
House and land inventory	—	7,554,662	125,952	—	7,680,614
Land held for sale	—	24,009	—	—	24,009
Residential mortgage loans available- for-sale	—	—	508,967	—	508,967
Investments in unconsolidated entities	—	59,266	500	—	59,766
Other assets	8,172	688,996	198,518	—	895,686
Intangible assets	—	124,992	—	—	124,992
Deferred tax assets, net	182,461	—	(12,354)	—	170,107
Investments in subsidiaries and intercompany accounts, net	8,103,191	1,081,472	9,279,403	(18,464,066)	—
	$8,293,824	$10,591,468	$10,294,371	$(18,464,066)	$10,715,597
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$87,892	$1,781,893	$259,926	$—	$2,129,711
Income tax liabilities	36,093	—	—	—	36,093
Financial Services debt	—	—	326,573	—	326,573
Notes payable	2,711,659	53,381	—	—	2,765,040
Total liabilities	2,835,644	1,835,274	586,499	—	5,257,417
Total shareholders’ equity	5,458,180	8,756,194	9,707,872	(18,464,066)	5,458,180
	$8,293,824	$10,591,468	$10,294,371	$(18,464,066)	$10,715,597

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,761,898	$62,023	$—	$2,823,921
Land sale and other revenues	—	6,723	17,442	—	24,165
	—	2,768,621	79,465	—	2,848,086
Financial Services	—	—	106,871	—	106,871
	—	2,768,621	186,336	—	2,954,957
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(2,086,122)	(45,619)	—	(2,131,741)
Land sale and other cost of revenues	—	(3,959)	(16,543)	—	(20,502)
	—	(2,090,081)	(62,162)	—	(2,152,243)
Financial Services expenses	—	(180)	(42,627)	—	(42,807)
Selling, general, and administrative expenses	—	(262,348)	(8,909)	—	(271,257)
Goodwill impairment	—	—	—	—	—
Other income (expense), net	(84)	(13,265)	8,866	—	(4,483)
Intercompany interest	(1,173)	—	1,173	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(1,257)	402,747	82,677	—	484,167
Income tax (expense) benefit	314	(48,113)	(19,970)	—	(67,769)
Income (loss) before equity in income (loss) of subsidiaries	(943)	354,634	62,707	—	416,398
Equity in income (loss) of subsidiaries	417,341	61,743	344,854	(823,938)	—
Net income (loss)	416,398	416,377	407,561	(823,938)	416,398
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$416,423	$416,377	$407,561	$(823,938)	$416,423

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,588,933	$48,069	$—	$2,637,002
Land sale and other revenues	—	8,526	22	—	8,548
	—	2,597,459	48,091	—	2,645,550
Financial Services	—	—	64,815	—	64,815
	—	2,597,459	112,906	—	2,710,365
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(1,992,043)	(36,579)	—	(2,028,622)
Land sale and other cost of revenues	—	(7,350)	—	—	(7,350)
	—	(1,999,393)	(36,579)	—	(2,035,972)
Financial Services expenses	—	(133)	(32,381)	—	(32,514)
Selling, general, and administrative expenses	—	(252,414)	(18,211)	—	(270,625)
Other income (expense), net	(126)	(15,697)	10,715	—	(5,108)
Intercompany interest	(2,255)	—	2,255	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(2,381)	329,822	38,705	—	366,146
Income tax (expense) benefit	688	(83,937)	(9,793)	—	(93,042)
Income (loss) before equity in income (loss) of subsidiaries	(1,693)	245,885	28,912	—	273,104
Equity in income (loss) of subsidiaries	274,797	34,672	371,107	(680,576)	—
Net income (loss)	273,104	280,557	400,019	(680,576)	273,104
Other comprehensive income	25	—	—	—	25
Comprehensive income (loss)	$273,129	$280,557	$400,019	$(680,576)	$273,129

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$7,407,014	$110,439	$—	$7,517,453
Land sale and other revenues	—	17,722	52,320	—	70,042
	—	7,424,736	162,759	—	7,587,495
Financial Services	—	—	256,223	—	256,223
	—	7,424,736	418,982	—	7,843,718
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,622,495)	(84,319)	—	(5,706,814)
Land sale and other cost of revenues	—	(9,345)	(46,213)	—	(55,558)
	—	(5,631,840)	(130,532)	—	(5,762,372)
Financial Services expenses	—	(535)	(111,600)	—	(112,135)
Selling, general, and administrative expenses	—	(713,360)	(18,425)	—	(731,785)
Goodwill impairment	—	—	(20,190)	—	(20,190)
Other income (expense), net	(3,628)	(30,323)	21,659	—	(12,292)
Intercompany interest	(4,247)	—	4,247	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(7,875)	1,048,678	164,141	—	1,204,944
Income tax (expense) benefit	1,969	(198,316)	(39,869)	—	(236,216)
Income (loss) before equity in income (loss) of subsidiaries	(5,906)	850,362	124,272	—	968,728
Equity in income (loss) of subsidiaries	974,634	130,079	829,470	(1,934,183)	—
Net income (loss)	968,728	980,441	953,742	(1,934,183)	968,728
Other comprehensive income	75	—	—	—	75
Comprehensive income (loss)	$968,803	$980,441	$953,742	$(1,934,183)	$968,803

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$6,855,951	$134,466	$—	$6,990,417
Land sale and other revenues	—	40,311	682	—	40,993
	—	6,896,262	135,148	—	7,031,410
Financial Services	—	—	164,634	—	164,634
	—	6,896,262	299,782	—	7,196,044
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	(5,267,638)	(101,930)	—	(5,369,568)
Land sale and other cost of revenues	—	(34,509)	(1,106)	—	(35,615)
	—	(5,302,147)	(103,036)	—	(5,405,183)
Financial Services expenses	—	(390)	(94,474)	—	(94,864)
Selling, general, and administrative expenses	—	(731,801)	(50,990)	—	(782,791)
Other income (expense), net	(5,213)	(29,961)	25,593	—	(9,581)
Intercompany interest	(6,506)	—	6,506	—	—
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(11,719)	831,963	83,381	—	903,625
Income tax (expense) benefit	2,930	(204,186)	(21,467)	—	(222,723)
Income (loss) before equity in income (loss) of subsidiaries	(8,789)	627,777	61,914	—	680,902
Equity in income (loss) of subsidiaries	689,691	77,480	647,207	(1,414,378)	—
Net income (loss)	680,902	705,257	709,121	(1,414,378)	680,902
Other comprehensive income	75	—	—	—	75
Comprehensive income (loss)	$680,977	$705,257	$709,121	$(1,414,378)	$680,977

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2020
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$70,895	$1,007,020	$190,710	$—	$1,268,625
Cash flows from investing activities:
Capital expenditures	—	(40,773)	(6,152)	—	(46,925)
Investments in unconsolidated entities	—	—	(663)	—	(663)
Distributions of capital from unconsolidated entities	—	19,630	309	—	19,939
Other investing activities, net	—	152	1,569	—	1,721
Business acquisition	—	—	(83,251)	—	(83,251)
Net cash provided by (used in) investing activities	—	(20,991)	(88,188)	—	(109,179)
Cash flows from financing activities:
Financial Services borrowing (repayments), net	—	—	(77,527)	—	(77,527)
Repayments of debt	—	(10,993)	—	—	(10,993)
Borrowings under revolving credit facility	700,000	—	—	—	700,000
Repayments under revolving credit facility	(700,000)	—	—	—	(700,000)
Stock option exercises	111	—	—	—	111
Share repurchases	(95,676)	—	—	—	(95,676)
Cash paid for shares withheld for taxes	(14,853)	—	—	—	(14,853)
Dividends paid	(97,756)	—	—	—	(97,756)
Intercompany activities, net	137,279	7,661	(144,940)	—	—
Net cash provided by (used in) financing activities	(70,895)	(3,332)	(222,467)	—	(296,694)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	982,697	(119,945)	—	862,752
Cash, cash equivalents, and restricted cash at beginning of year	—	1,058,071	193,385	—	1,251,456
Cash, cash equivalents, and restricted cash at end of year	$—	$2,040,768	$73,440	$—	$2,114,208

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$162,105	$304,142	$116,533	$—	$582,780
Cash flows from investing activities:
Capital expenditures	—	(36,098)	(7,064)	—	(43,162)
Investments in unconsolidated entities	—	(7,807)	(708)	—	(8,515)
Distributions of capital from unconsolidated entities	—	214	—	—	214
Other investing activities, net	—	3,072	1,723	—	4,795
Business acquisition	—	(163,724)	—	—	(163,724)
Net cash provided by (used in) investing activities	—	(204,343)	(6,049)	—	(210,392)
Cash flows from financing activities:
Financial Services borrowings (repayments), net	—	—	(99,052)	—	(99,052)
Repayments of debt	(280,175)	(16,699)	(537)	—	(297,411)
Stock option exercises	6,368	—	—	—	6,368
Share repurchases	(244,388)	—	—	—	(244,388)
Cash paid for shares withheld for taxes	(10,726)	—	—	—	(10,726)
Dividends paid	(92,235)	44,499	(44,499)	—	(92,235)
Intercompany activities, net	459,051	(339,156)	(119,895)	—	—
Net cash provided by (used in) financing activities	(162,105)	(311,356)	(263,983)	—	(737,444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(211,557)	(153,499)	—	(365,056)
Cash, cash equivalents, and restricted cash at beginning of year	—	929,367	204,333	—	1,133,700
Cash, cash equivalents, and restricted cash at end of year	$—	$717,810	$50,834	$—	$768,644

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We have experienced significant volatility in market conditions during 2020. We began the year under positive demand conditions that resulted in net new orders increasing more than 30% for both January and February 2020 over the comparable prior year periods. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic, and the various containment and mitigation measures adopted by governments and institutions globally and in the U.S. began to have a severe economic impact, including causing the U.S. to enter into an economic recession that continues through the date of this report.

In response to the COVID-19 pandemic and various state and local orders, we instituted the following actions in March:

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

The severity of these restrictions and the date we resumed more normal operations has varied by market based on the reduction in restrictions under "shelter in place" orders and improvement in public health conditions. While all of the above-referenced steps were, and some remain, necessary and appropriate in light of the COVID-19 pandemic, they impacted our ability to operate our business in its ordinary and traditional course. Combined with the decrease in demand that occurred as the result of the severe macroeconomic conditions, our net new orders declined significantly in late March through April. Demand began to stabilize in May 2020 and then rebounded sharply in June and remained strong through September, resulting in increases of 36% and 15% in net new orders during the three and nine months ended September 30, 2020, respectively, over the comparable prior year periods. We believe the recovery in demand reflects a number of factors, including low mortgage interest rates, a restricted supply of new and existing home inventory, pent-up demand following the economic shutdown resulting from the COVID-19 pandemic, the appeal of single-family living in a new home, and a desire among some buyers to exit more densely populated urban centers. In addition to the improved demand, our construction and manufacturing operations are now functioning at effectively full capacity. However, we have experienced periodic disruptions in our supply chain, which have elongated the production cycles in certain markets. We are also facing cost pressures related to labor and materials, especially lumber, though we believe that we will be able to increase pricing to offset the majority of such cost increases.

While our operations are now fully functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers, the current resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement restrictions on our operations in the future. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and may include, among other things, significant volatility in financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct business operations in certain of our served markets or at all for an indefinite period. There are no reliable estimates of how long the COVID-19 pandemic will last or how severe it may be, and therefore, the unpredictability of the current economic and public health conditions will continue to evolve. However, we believe that the steps we have taken over the years to reduce risk to our operations and the measures we have taken recently to meet the challenges of the COVID-19 pandemic position us well to continue to serve our customers, protect our employees and business partners, and deliver value for our stakeholders.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income before income taxes:
Homebuilding	$420,103	$333,862	$1,060,906	$833,854
Financial Services	64,064	32,284	144,038	69,771
Income before income taxes	484,167	366,146	1,204,944	903,625
Income tax expense	(67,769)	(93,042)	(236,216)	(222,723)
Net income	$416,398	$273,104	$968,728	$680,902
Per share data - assuming dilution:
Net income	$1.54	$0.99	$3.56	$2.44

•
Homebuilding income before income taxes for the three and nine months ended September 30, 2020 increased 26% and 27% compared with the same periods in 2019, respectively. The results include $59.4 million and $18.3 million of insurance reserve reversals for the nine months ended September 30, 2020 and 2019, respectively, as well as increased closings, higher gross margins, and improved overhead leverage in 2020. These improvements were partially offset by severance expense of $10.4 million and a goodwill impairment charge totaling $20.2 million during the nine months ended September 30, 2020 (see Note 1).

•
Financial Services income before income taxes for the three and nine months ended September 30, 2020 increased 98% and 106%, respectively, compared with the same periods in 2019 as the result of higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate, and improved margin per loan. Interest rates declined during the nine months ended September 30, 2020, which led to enhanced margins and contributed to improved capture rate and higher gains from sales of mortgages.

•
Our effective tax rate for the three and nine months ended September 30, 2020 was 14.0% and 19.6%, respectively, compared to 25.4% and 24.6% for the same periods in 2019, respectively, and reflects the benefit of $53.2 million and $58.0 million, respectively, associated with federal energy efficient home credits.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Home sale revenues	$2,823,921	7%	$2,637,002	$7,517,453	8%	$6,990,417
Land sale and other revenues	24,165	183%	8,548	70,042	71%	40,993
Total Homebuilding revenues	2,848,086	8%	2,645,550	7,587,495	8%	7,031,410
Home sale cost of revenues (a)	(2,131,741)	5%	(2,028,622)	(5,706,814)	6%	(5,369,568)
Land sale and other cost of revenues	(20,502)	179%	(7,350)	(55,558)	56%	(35,615)
Selling, general, and administrative expenses ("SG&A") (b)	(271,257)	—%	(270,625)	(731,785)	(7)%	(782,791)
Goodwill impairment	—		—	(20,190)	(c)	—
Other expense, net	(4,483)	(12)%	(5,091)	(12,242)	28%	(9,582)
Income before income taxes	$420,103	26%	$333,862	$1,060,906	27%	$833,854

Supplemental data:
Gross margin from home sales	24.5%	140 bps	23.1%	24.1%	90 bps	23.2%
SG&A as a percentage of home sale revenues	9.6%	(70) bps	10.3%	9.7%	(150) bps	11.2%
Closings (units)	6,454	4%	6,186	17,764	8%	16,410
Average selling price	$438	3%	$426	$423	(1)%	$426
Net new orders (d):
Units	8,202	36%	6,031	22,219	15%	19,286
Dollars	$3,634,158	43%	$2,538,708	$9,579,982	17%	$8,165,268
Cancellation rate	12%		15%	15%		14%
Average active communities	892	3%	865	884	3%	862
Backlog at June 30:
Units				14,962	29%	11,638
Dollars				$6,598,334	32%	$5,010,999

(a)	Includes the amortization of capitalized interest.

(b)
Includes insurance reserve reversals $59.4 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively, severance expense of $10.4 million for the nine months ended September 30, 2020, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

(c)	Percentage not meaningful.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2020 were higher than the prior year periods by $186.9 million and $527.0 million, respectively. For the three months ended September 30, 2020, the 7% increase was attributable to a 4% increase in closings combined with a 3% increase in average selling price. For the nine months ended September 30, 2020, the 8% increase was attributable to an 8% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings was primarily the result of favorable demand conditions that began in 2019 and continued into the first quarter of 2020, especially among first-time buyers, which provided a large backlog of orders entering 2020. Beginning in March 2020, the COVID-19 pandemic began to unfavorably impact the demand environment. However, demand improved significantly beginning in June 2020 and has remained favorable through September. The significant improvement in demand drove the higher closings. The lower average selling price for the nine months ended September 30,

2020 is reflective of an increase in the mix of first-time buyer homes, which typically carry a lower sales price, partially offset by higher sales prices in the third quarter of 2020 in response to the significant improvement in demand.

Home sale gross margins

Home sale gross margins were 24.5% and 24.1% for the three and nine months ended September 30, 2020, respectively, compared to 23.1% and 23.2% for the three and nine months ended September 30, 2019, respectively. Gross margins for the three and nine months ended September 30, 2020 remained strong relative to historical levels and reflect a combination of factors. The pricing environment remains strong, which has allowed us to effectively manage pressure in house and land costs through pricing actions. Additionally, the low mortgage interest rate environment combined with limited supply of new and existing housing inventory has contributed to our ability to maintain or increase pricing in the majority of our markets.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $3.7 million and $14.5 million for the three and nine months ended September 30, 2020, respectively, compared to $1.2 million and $5.4 million for the three and nine months ended September 30, 2019, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.6% and 9.7% for the three and nine months ended September 30, 2020, respectively, compared with 10.3% and 11.2% for the three and nine months ended September 30, 2019, respectively. The gross dollar amount of our SG&A increased $0.6 million for the three months ended September 30, 2020 compared to September 30, 2019, and decreased $51.0 million, or 6.5%, for the nine months ended September 30, 2020 compared to September 30, 2019. The small change in gross dollars for the three months ended September 30, 2020 is primarily due to actions we took in the second quarter of 2020 to reduce overhead expenses while the lower gross dollars for the nine months ended September 30, 2020 is primarily attributable to insurance reserve reversals of $59.4 million recorded in the first half of 2020. The lower gross SG&A dollars were partially offset by severance expense of $10.3 million recorded in the second quarter of 2020 related to the aforementioned overhead actions as well as incentive compensation expense.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Write-offs of deposits and pre-acquisition costs	$(1,692)	$(2,455)	$(8,335)	$(7,888)
Amortization of intangible assets	(5,041)	(3,600)	(14,643)	(10,600)
Loss on debt retirement	—	—	—	(4,843)
Interest income	891	3,554	6,024	12,974
Interest expense	(225)	(147)	(4,022)	(437)
Equity in earnings of unconsolidated entities	336	211	1,238	377
Miscellaneous, net	1,248	(2,654)	7,496	835
Total other expense, net	$(4,483)	$(5,091)	$(12,242)	$(9,582)

Net new orders

Net new orders in units increased 36% while net new orders in dollars increased 43% for the three months ended September 30, 2020 as compared with the prior year period. Net new orders in units increased 15% while net new orders in dollars increased 17% for the nine months ended September 30, 2020 as compared with the prior year period. The higher net new order volumes in 2020 reflect favorable demand conditions resulting from low mortgage interest rates, a restricted supply of new and existing home inventory, pent-up demand following the economic shutdown resulting from the COVID-19 pandemic, the appeal of single-family living in a new home, and a desire among some buyers to exit more densely populated urban centers. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 12% and 15% for the three and nine months ended September 30, 2020, respectively, and 15% and 14% for the same periods in 2019. Ending backlog, which represents orders for homes that have not yet closed, increased 32% at September 30, 2020 compared with September 30, 2019.

Homes in production

The following is a summary of our homes in production:

	September 30, 2020	September 30, 2019
Sold	9,696	8,529
Unsold
Under construction	1,405	2,274
Completed	350	679
	1,755	2,953
Models	1,277	1,282
Total	12,728	12,764

The number of homes in production at September 30, 2020 was slightly lower than at September 30, 2019. The decrease in homes under production resulted initially from our decision to tightly manage production due to the significant decrease in demand that occurred in March and April 2020 as the result of the COVID-19 pandemic. Since demand resumed starting in June 2020, the new housing supply chain has experienced delays in regard to certain materials and labor as well as with obtaining necessary approvals, permits, and inspections from local municipalities. As a result, the number of homes produced, particularly unsold, or "speculative", homes was significantly lower during the months leading up to September 30, 2020 relative to the comparable prior year period. This decrease was offset by an increase in sold homes as a result of the increased demand since May 2020.

Controlled lots

The following is a summary of our lots under control at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,724	4,186	8,910	4,999	4,240	9,239
Southeast	15,020	16,024	31,044	16,174	12,802	28,976
Florida	20,318	24,530	44,848	20,281	17,802	38,083
Midwest	10,343	12,463	22,806	10,016	12,027	22,043
Texas	15,334	15,750	31,084	16,256	10,573	26,829
West	24,401	8,403	32,804	25,633	7,459	33,092
Total	90,140	81,356	171,496	93,359	64,903	158,262

Developed (%)	42%	20%	31%	39%	22%	32%

Of our total controlled lots, 90,140 and 93,359 were owned and 81,356 and 64,903 were controlled under land option agreements at September 30, 2020 and December 31, 2019, respectively. While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.7 billion at September 30, 2020. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $290.4 million, of which $12.6 million is refundable at September 30, 2020.

Homebuilding Segment Operations

As of September 30, 2020, we conducted our operations in 41 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Home sale revenues:
Northeast	$242,758	16%	$209,630	$546,437	8%	$505,899
Southeast	432,072	(4)%	451,718	1,271,001	3%	1,232,133
Florida	605,731	12%	539,172	1,655,034	13%	1,465,837
Midwest	410,384	2%	401,784	1,039,114	—%	1,040,306
Texas	358,177	—%	359,246	1,067,681	10%	970,613
West	774,799	15%	675,452	1,938,186	9%	1,775,629
	$2,823,921	7%	$2,637,002	$7,517,453	8%	$6,990,417
Income (loss) before income taxes (a):
Northeast	$39,442	6%	$37,285	$76,995	8%	$71,425
Southeast (b)	69,275	64%	42,313	196,798	60%	122,668
Florida (c)	106,394	19%	89,186	258,991	18%	218,848
Midwest	62,638	13%	55,286	137,707	11%	124,406
Texas	64,646	21%	53,502	178,150	33%	133,617
West	121,974	22%	100,034	279,393	(2)%	284,659
Other homebuilding (d)	(44,266)	(1)%	(43,744)	(67,128)	45%	(121,769)
	$420,103	26%	$333,862	$1,060,906	27%	$833,854

(a)	Includes land-related charges as summarized in the table below.

(b)	Includes charges of $9.0 million and $14.8 million in the three and nine months ended September 30, 2019, respectively, related to estimated costs to complete repairs in a closed-out community.

(c)	Includes goodwill impairment charge totaling $20.2 million in the nine months ended September 30, 2020.

(d)
Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes net insurance reserve reversals of $59.4 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively, and write-offs of insurance receivables of $24.0 million for the nine months ended September 30, 2019 (see Note 8).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Closings (units):
Northeast	428	10%	388	998	4%	956
Southeast	1,057	(1)%	1,067	3,089	6%	2,915
Florida	1,427	8%	1,326	4,017	12%	3,586
Midwest	950	1%	944	2,466	(1)%	2,492
Texas	1,162	(3)%	1,194	3,484	10%	3,162
West	1,430	13%	1,267	3,710	12%	3,299
	6,454	4%	6,186	17,764	8%	16,410

Average selling price:
Northeast	$567	5%	$540	$548	3%	$529
Southeast	409	(3)%	423	411	(3)%	423
Florida	424	4%	407	412	1%	409
Midwest	432	1%	426	421	1%	417
Texas	308	2%	301	306	—%	307
West	542	2%	533	522	(3)%	538
	$438	3%	$426	$423	(1)%	$426

Net new orders - units:
Northeast	591	39%	424	1,422	15%	1,240
Southeast	1,255	26%	994	3,491	6%	3,281
Florida	1,868	39%	1,340	5,041	22%	4,146
Midwest	1,243	39%	895	3,158	9%	2,894
Texas	1,673	52%	1,103	4,613	22%	3,792
West	1,572	23%	1,275	4,494	14%	3,933
	8,202	36%	6,031	22,219	15%	19,286

Net new orders - dollars:
Northeast	$336,514	46%	$230,946	$796,058	19%	$671,590
Southeast	529,037	30%	405,864	1,452,429	7%	1,363,222
Florida	803,858	48%	542,782	2,093,957	24%	1,693,825
Midwest	550,500	46%	376,068	1,370,247	14%	1,200,909
Texas	515,721	55%	331,976	1,389,186	21%	1,151,946
West	898,528	38%	651,072	2,478,105	19%	2,083,776
	$3,634,158	43%	$2,538,708	$9,579,982	17%	$8,165,268

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Cancellation rates:
Northeast	7%		8%	10%		11%
Southeast	7%		12%	11%		11%
Florida	12%		13%	14%		12%
Midwest	8%		14%	11%		12%
Texas	15%		21%	18%		17%
West	18%		18%	19%		16%
	12%		15%	15%		14%

Unit backlog:
Northeast				1,013	34%	754
Southeast				2,267	15%	1,976
Florida				3,330	36%	2,449
Midwest				2,232	24%	1,804
Texas				2,979	40%	2,122
West				3,141	24%	2,533
				14,962	29%	11,638

Backlog dollars:
Northeast				$597,318	41%	$423,502
Southeast				964,896	16%	830,119
Florida				1,417,185	38%	1,028,040
Midwest				983,110	31%	749,023
Texas				912,372	37%	667,546
West				1,723,453	31%	1,312,769
				$6,598,334	32%	$5,010,999

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Land-related charges (a):
Northeast	$419	$253	$5,264	$707
Southeast	725	8,167	2,401	10,754
Florida	108	225	1,089	1,471
Midwest	190	528	1,466	1,832
Texas	82	94	1,068	577
West	170	1,166	1,844	1,813
Other homebuilding	54	307	798	395
	$1,748	$10,740	$13,930	$17,549

(a)
Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

Northeast

For the third quarter of 2020, Northeast home sale revenues increased by 16% when compared with the prior year period due to a 10% increase in closings combined with a 5% increase in average selling price. The increase in closings occurred across all markets except New England. The increase in average selling price occurred across all markets. Income before income taxes increased 6% primarily as a result of the aforementioned increase in closings and average selling price, which was partially offset by a decrease in New England which benefited from closings at a high margin community during the third quarter of 2019. Net new orders increased across all markets.

For the nine months ended September 30, 2020, Northeast home sale revenues increased by 8% when compared with the prior year period due to a 4% increase in closings combined with a 3% increase in average selling price. The increase in closings was primarily attributable to Mid-Atlantic while the increase in average selling price was primarily attributable to Northeast Corridor. Income before income taxes increased 8% primarily due to the higher revenues. Net new orders increased primarily in Mid-Atlantic.

Southeast

For the third quarter of 2020, Southeast home sale revenues decreased 4% compared with the prior year period as the result of a 1% decrease in closings combined with a 3% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes increased 64% primarily due to improved gross margins and improved overhead management which occurred across the majority of markets and charges related to estimated costs to complete repairs in a closed-out community during 2019. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2020, Southeast home sale revenues increased 3% compared with the prior year period as the result of a 6% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings occurred in all markets except Georgia and Tennessee while the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 60% primarily due to higher revenues, improved gross margins, and improved overhead management, which occurred across the majority of markets and charges related to estimated costs to complete repairs in a closed-out community during 2019. Net new orders increased across the majority of markets.

Florida

For the third quarter of 2020, Florida home sale revenues increased 12% compared with the prior year period due to an 8% increase in closings combined with a 4% increase in the average selling price. The increased closings and average selling price occurred across the majority of markets. Income before income taxes increased 19% due to the higher revenues and improved margins across the majority of markets. Net new orders increased across all markets.

For the nine months ended September 30, 2020, Florida home sale revenues increased 13% compared with the prior year period due to a 12% increase in closings combined with a 1% increase in the average selling price. The increased closings occurred across all markets while the increased average selling price was mixed among markets. Income before income taxes increased 18% due to the higher revenues, improved gross margins, and improved overhead management, partially offset by a goodwill impairment charge of $20.2 million (see Note 1). Net new orders increased across all markets.

Midwest

For the third quarter of 2020, Midwest home sale revenues increased 2% compared with the prior year period due to a 1% increase in closings combined with a 1% increase in average selling price. The increase in closings and average selling price was mixed among markets. Income before income taxes increased 13% primarily due to improved overhead management and gross margins. Net new orders increased across all markets.

For the nine months ended September 30, 2020, Midwest home sale revenues decreased slightly compared with the prior year period due to a 1% decrease in closings offset by a 1% increase in average selling price. The decrease in closings and increase in average selling price was mixed among markets. Income before income taxes increased 11% primarily due to improved overhead management and gross margins. Net new orders increased across the majority of markets.

Texas

For the third quarter of 2020, Texas home sale revenues decreased slightly compared with the prior year period due to a 3% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings occurred in Dallas and Houston while the increase in average selling price occurred in Austin and San Antonio. Income before income taxes increased 21% primarily due to improved overhead management and gross margins. Net new orders increased across all markets.

For the nine months ended September 30, 2020, Texas home sale revenues increased 10% compared with the prior year period due to a 10% increase in closings partially offset by a slight decrease in the average selling price. The increase in closings occurred in all markets except Dallas while the decrease in average selling price occurred across all markets except Austin. Income before income taxes increased 33% primarily due to increased revenues, improved overhead management and gross margins. Net new orders increased across all markets.

West

For the third quarter of 2020, West home sale revenues increased 15% compared with the prior year period due to a 13% increase in closings combined with a 2% increase in average selling price. The increase in closings occurred across the majority of markets with significant increases in Las Vegas benefiting from the American West acquisition that occurred in 2019. The increase in average selling price was mixed among markets. Income before income taxes increased 22% primarily due to increased revenues from the aforementioned results from Las Vegas. Net new orders increased across all markets except Arizona.

For the nine months ended September 30, 2020, West home sale revenues increased 9% compared with the prior year period due to a 12% increase in closings partially offset by a 3% decrease in average selling price. Revenues were higher in most markets with Las Vegas benefiting from the American West acquisition that occurred in 2019. However, Northern California experienced significantly lower revenues, primarily due to the prior period completion, or near completion, of several high performing communities and an overall moderation of demand in that market. The decrease in average selling prices was mixed among markets. Income before income taxes decreased 2% primarily due to the aforementioned results from Northern California partially offset by improved overhead management. Net new orders increased across all markets except Arizona.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2020 vs. 2019	2019	2020	2020 vs. 2019	2019
Mortgage revenues	$88,819	88%	$47,190	$206,964	74%	$118,897
Title services revenues	14,940	10%	13,627	41,465	13%	36,679
Insurance brokerage commissions	3,112	(22)%	3,998	7,794	(14)%	9,058
Total Financial Services revenues	106,871	65%	64,815	256,223	56%	164,634
Expenses	(42,807)	32%	(32,514)	(112,135)	18%	(94,864)
Other income (expense), net	—	(a)	(17)	(50)	(a)	1
Income before income taxes	$64,064	98%	$32,284	$144,038	106%	$69,771
Total originations:
Loans	4,858	13%	4,301	13,202	20%	11,019
Principal	$1,625,250	19%	$1,365,940	$4,274,619	24%	$3,442,557

(a)	Percentage not meaningful

	Nine Months Ended
	September 30,
	2020	2019
Supplemental data:
Capture rate	86.5%	81.6%
Average FICO score	751	750
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	19%
Other agency	71%	71%
Total agency	92%	90%
Non-agency	8%	10%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2020 increased 65% and 56%, respectively, compared with the comparable prior year periods as the result of increased homebuilding volumes combined with an improved capture rate and improved margin per loan. Mortgage interest rates continued at or near historically low levels during the three and nine months ended September 30, 2020, which contributed to the higher capture rate and margin per loan as demand for refinancing production has increased within the mortgage industry, resulting in a more favorable pricing environment for new originations.

Income before income taxes

Income before income taxes for the three and nine months ended September 30, 2020 increased 98% and 106%, respectively, compared with the same periods in 2019 as the result of higher revenues and margins and improved expense leverage.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2020 was 14.0% and 19.6%, respectively, compared to 25.4% and 24.6%, respectively, for the same periods in 2019. The 2020 tax rates are lower than the 2019 tax rates for the same periods primarily due to the benefit from federal energy efficient home credits.

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

At September 30, 2020, we had unrestricted cash and equivalents of $2.1 billion, restricted cash balances of $46.9 million, and $749.3 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 30.8% at September 30, 2020, as compared with 33.6% at December 31, 2019, which are within our targeted range of 30.0% to 40.0%.

Unsecured senior notes

We had $2.7 billion of unsecured senior notes outstanding at both September 30, 2020 and December 31, 2019, with no repayments due until March 2021, when $426.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $66.9 million and $53.4 million at September 30, 2020 and December 31, 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 8%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both September 30, 2020 and December 31, 2019, and $250.7 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at September 30, 2020 and December 31, 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2020, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $749.3 million and $737.2 million at September 30, 2020 and December 31, 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $360.0 million at September 30, 2020 and increases to $420.0 during the seasonally high borrowing period from December 28, 2020 through January 15, 2021. At all other times, the maximum aggregate commitment ranges from $230.0 million to $375.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $249.0 million and $326.6 million outstanding under the Repurchase Agreement at September 30, 2020 and December 31, 2019, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

During the nine months ended September 30, 2020, we declared cash dividends totaling $97.5 million and repurchased 2.8 million shares under our repurchase authorization totaling $95.7 million. The repurchase of shares was suspended in March 2020 as a response to the COVID-19 pandemic and was reinstated in October 2020. At September 30, 2020, we had remaining authorization to repurchase $429.9 million of common shares.

Cash flows

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $1.3 billion, compared with net cash provided by operating activities of $582.8 million for the nine months ended September 30, 2019. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the nine months ended September 30, 2020 was primarily due to our net income of $968.7 million, which included various non-cash items, a seasonal $108.2 million decrease in residential mortgage loans available-for-sale, and a net decrease in inventories of $84.3 million. The decrease in inventories resulted from our deliberate efforts to reduce inventory spend, especially land acquisition and development spend during the second quarter of 2020 in response to the COVID-19 pandemic. While a seasonal increase in house inventory partially offset the reduced land expenditures, the size of the seasonal increase was lower as we tightly managed production levels during the second quarter of 2020 and have since experienced supply chain constraints due to the ongoing impact of the pandemic.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $582.8 million. The positive cash flow from operations for the nine months ended September 30, 2019 was primarily due to our net income of $680.9 million, supplemented by $83.8 million of deferred income taxes and a $76.8 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $427.2 million resulting from land acquisition and development investment to support future growth combined with a seasonal build of house inventory.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $109.2 million, compared with net cash used in investing activities of $210.4 million for the nine months ended September 30, 2019. Cash outflows in 2020 primarily reflected our acquisition of ICG in January 2020 for $83.3 million, as well as capital expenditures of $46.9 million related to our ongoing investments in new communities and certain information technology applications.

Net cash used in investing activities for the nine months ended September 30, 2019 was $210.4 million. These cash outflows primarily reflected our acquisition of American West in April 2019 for $163.7 million, as well as capital expenditures of $43.2 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2020 totaled $296.7 million, compared with net cash used in financing activities of $737.4 million for the nine months ended September 30, 2019. The net cash used in financing activities for the nine months ended September 30, 2020 resulted primarily from the repurchase of 2.8 million common shares for $95.7 million under our share repurchase authorization, repayments of debt totaling $11.0 million, payments of $97.8 million in cash dividends, and net repayments of $77.5 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the nine months ended September 30, 2019 resulted primarily from the repurchase of 7.7 million common shares for $244.4 million under our repurchase authorization, repayments of debt totaling $297.4 million, payments of $92.2 million in cash dividends, and net repayments of $99.1 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results for the three and nine months ended September 30, 2020 are not indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2020, we had outstanding letters of credit totaling $250.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.5 billion at September 30, 2020, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2020, these agreements had an aggregate remaining purchase price of $3.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, except for additional impairment sensitivity information reflected in the following:

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

Generally, a community must have projected gross margin percentages in the mid-single digits in order to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized in the three months ended September 30, 2020 and our average gross margin in backlog at September 30, 2020 both exceeded 20%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $290.4 million of deposits and pre-

acquisition costs at September 30, 2020 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2020 ($000’s omitted):

	As of September 30, 2020 for the Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$27,823	$454,737	$10,295	$—	$—	$2,300,000	$2,792,855	$3,260,665
Average interest rate	1.86%	4.16%	0.39%	—%	—%	5.90%	5.55%

Variable rate debt (a)	$249,046	$—	$—	$—	$—	$—	$249,046	$249,046
Average interest rate	2.34%	—%	—%	—%	—%	—%	2.34%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at September 30, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the COVID-19 outbreak, and shortly thereafter many states and municipalities also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

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

The severity of these restrictions and the date we resumed more normal operations varied by market during the second quarter based on the reductions in restrictions under "shelter in place" orders and improvement in public health conditions. While all of the above-referenced steps were necessary and appropriate in light of the COVID-19 pandemic, they have impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries in the latter part of March and through April. The inconsistent pace of recovery from the cessation of normal activities earlier this year continues to impact our ability to start homes and advance production at typical paces in some markets through the date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2020 to July 30, 2020	—	$—	—	$429,872
August 1, 2020 to August 31, 2020	—	$—	—	$429,872
September 1, 2020 to September 30, 2020	—	$—	—	$429,872
Total	—	$—	—

(1)
During the nine months ended September 30, 2020, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)
The Board of Directors approved a share repurchase authorization totaling $500.0 million in January 2018 and an increase of $500.0 million to such authorization in May 2019. There is no expiration date for this program, under which $429.9 million remained as of September 30, 2020. During the nine months ended September 30, 2020, we repurchased 2.8 million shares for a total of $95.7 million under this program.

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

10	(a)
Second Amended and Restated Master Repurchase Agreement, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on August 3, 2020)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 22, 2020