Form 10-K
period 2020-12-31
PULTEGROUP INC/MI/
filed 2021-02-02
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2020, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $9,077,356,567. As of January 21, 2021, the registrant had 265,894,240 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.    BUSINESS

PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States ("U.S."), and our common shares are included in the S&P 500 Index and trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have financial services businesses, including mortgage banking, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), title, and insurance brokerage operations.

Homebuilding, our core business, which includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land, generated 97% of our consolidated revenues of $11.0 billion in 2020 and 98% of our consolidated revenues of $10.2 billion in 2019 and 2018, respectively.

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

Homebuilding Operations

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2020, we operated out of 874 active communities in 40 markets across 23 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West, we offer a wide variety of home designs at different prices and with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2020, we delivered home closings totaling 24,624 homes, compared with 23,232 homes in 2019 and 23,107 homes in 2018. Over our history, we have delivered nearly 750,000 homes.

We predominantly sell single-family detached homes, which represented 85% of our home closings in 2020, 2019, and 2018. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2020 ranged from approximately $150,000 to over $2,500,000, with 92% falling within the range of $200,000 to $750,000. The average unit selling price in 2020 was $430,000, compared with $427,000 in 2019, and $425,000 in 2018.

Strategy

We believe that national publicly-traded builders have a competitive advantage over local builders through their ability to: access more reliable and lower cost financing through the capital markets; control and entitle large land positions; gain better access to scarce labor resources; and achieve greater geographic and product diversification. Among our national publicly-traded peer group, we believe that builders with broad geographic and product diversity and sustainable capital positions will benefit from this scale and diversification in any market conditions. Our strategy to enhance shareholder value is centered around the following operational objectives:

•Drive operational gains and asset efficiency in support of high returns over the housing cycle;
•Shorten the duration of our owned land pipeline to improve returns and reduce risks, including targeting a long-term balance of approximately three years of supply each for owned and optioned land (approximately six years of supply in total);
•Maintain disciplined business practices to maximize returns on investment;
•Increase scale within our existing markets by appropriately expanding market share among our primary buyer groups: first-time, move-up, and active adult;

•Focus on building-to-order while maintaining an appropriate balance of speculative homes; and
•Manage the Company's capital consistent with our stated priorities: invest in the business, fund our dividend, maintain a long-term debt-to-capital ratio within a targeted range of 30.0% to 40.0%, and routinely return excess funds to shareholders through share repurchases.

Land acquisition and development

We acquire land primarily for the construction of homes for sale. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to meet the needs of consumers. We consider factors such as proximity to developed areas, population and job growth patterns, and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option agreements, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements can serve to enhance our expected returns on our land investments and reduce the financial risk associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in certain of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment. We also periodically sell select parcels of land to third parties for commercial or other development or if we determine that such parcels no longer fit into our strategic operating plans.

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct sewer and water systems in some areas. At December 31, 2020, we controlled 180,352 lots, of which 91,363 were owned and 88,989 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices and higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2020, 31%, 45%, and 24% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects a slight increase toward first-time buyers since 2019 consistent with our continued investment in serving first-time buyers.

We believe that we are an innovator in home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams, supplemented by outside consultants, follow a disciplined product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of house floor plans and elevations in each community, including potential options and upgrades, such as different flooring, countertop, fixture, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

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

Our sales teams consist primarily of commissioned employees, and the majority of our home closings also involve independent third-party sales brokers. Our sales consultants are responsible for guiding the customer through the sales process, including selecting the community, house floor plan, and options that meet the customer's needs. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are engaged and satisfied at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We have also introduced virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers a more cost-effective means to provide a realistic vision of our homes.

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
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $6.8 billion (15,158 units) at December 31, 2020 and $4.5 billion (10,507 units) at December 31, 2019. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2020, substantially all are scheduled to be closed during 2021, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Continuous improvement in our house construction process is a key area of focus. We seek to build superior quality homes while maintaining efficient construction operations by using standard materials and components from a variety of sources and by following industry and company-specific construction practices. We maintain high quality product offerings and production processes through the following programs:

•Common management of house plans to deliver house designs that customers value the most and that can be built at the highest quality and at an efficient cost;
•Value engineering our house plans to optimize house designs in terms of material content and ease of construction while still providing a clear value to the customer;

•Utilizing our proprietary construction standards and practices, training of our field leadership and construction personnel, communication with our suppliers, and auditing our compliance through the use of both internal and third party construction experts; and
•Working with our suppliers using a data driven, collaborative method to reduce construction costs.

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

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 3% of U.S. new home sales in 2020. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our quarterly results in 2020 are not necessarily indicative of results that may be achieved in the future.

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

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 73% of the homes we closed in 2020, 67% in 2019, and 62% in 2018. Other home closings are settled via either cash, which typically represent approximately 20% of home closings, or third party lenders.

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

Human Capital Resources

The Company's key human capital management objectives are to attract, develop, and retain top industry talent that reflects the diversity of the communities in which we build. To support this goal, the Company's human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits, and other programs; instill the Company's culture with a focus on diversity and ethical behavior; and enhance our employees' performance through investment in current technology, tools, and training to enable our employees to operate at a high level. The Company's commitment to the aforementioned goals is evidenced through its certification as a Great Place to Work® and recent formation of a national diversity council.

At December 31, 2020, we employed 5,249 people, of which 945 were employed in our Financial Services operations. Of our homebuilding employees, 282 are involved in land acquisition and development functions, 1,752 are involved in construction and and post-closing customer care functions; 1,189 are involved in the sales function; and 1,081 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry.

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 20 years and the average tenure of our homebuilding division presidents is 15 years.

We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Risks Related to the COVID-19 Pandemic

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the COVID-19 outbreak, and shortly thereafter many states and municipalities also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “shelter-in-place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. For instance, our business was impacted by restrictions on travel, the inability to keep our sales centers open for in-person customer interactions, limits on our ability to continue physical construction of homes and adjustments to many of our other business processes to limit direct interactions.

The severity of these restrictions and the extent of their impact on our operations has varied by market based upon the scope of "shelter in place" orders and public health conditions. While all of the above-referenced steps were necessary and appropriate in light of the COVID-19 pandemic, they have impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries. The inconsistent pace of recovery from the cessation of normal activities in the second quarter of 2020 impacted our ability to start homes in that quarter, which impacts our ability to advance production at typical paces in some markets through the date of this report.

While our operations are now fully functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers, the current resurgence of the COVID pandemic in key areas of our operations may require us to implement restrictions on our operations. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and could include, among other things, significant volatility in financial markets. The COVID-19 public health effort may be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. In addition, efforts by local governments and agencies to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of a pandemic or epidemic like COVID-19 and potentially prolong and intensify the impact of the crisis. Despite the development of a vaccine and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic will last, and therefore, the unpredictability of the current economic and public health conditions will continue to evolve.

Our business has also been impacted by constraints to the labor and supply chain we rely on to construct our homes. The continuing pandemic has caused our employees and those of our trade partners to miss workdays due to illness or quarantine. In addition, our supply chain has been impacted by similar labor interruptions slowing production capacity and by increased demand on raw materials generated in part by the COVID pandemic. The combination of these factors can lead to increased costs and reductions in our production times.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products, impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for 2021 and beyond.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net orders, homes delivered, revenues, and profitability, as we experienced in the first few weeks of our second quarter of 2020. Such impacts could be material to our consolidated financial statements in future reporting periods. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort and governmental restrictions in response to the pandemic instensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our debt obligations, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such circumstances could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

While the economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act; the Consolidated Appropriations Act, 2021; or other similar COVID-19 related federal and state programs, such programs may not be sufficient to have a positive impact on our business.

Risks Associated With Our Industry

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

For example, beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets, and some aspects of the housing industry have yet to return to pre-2007 production levels.

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

Mortgage interest expense and real estate taxes represent significant costs of homeownership, both of which were historically generally deductible for an individual’s federal and, in some cases, state income taxes. In December 2017, a law commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted. While the Tax Act lowered the tax rates applicable to many businesses and individuals, it also, among other things, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law), (ii) introduced a $10,000 cap on the federal deduction for state and local taxes, including real estate taxes, and (iii) eliminated the federal deduction for interest on certain home equity loans. The Tax Act also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would reduce the income tax advantages associated with homeownership for those individuals. Any further changes in income tax law which eliminate or further reduce the income tax benefits associated with home ownership could have an adverse impact on our business.

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

Our success depends on our ability to acquire land suitable for residential homebuilding in accordance with our land investment criteria.

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

The market value of land can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory, and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. For example, we incurred land-related charges totaling $20.3 million, $27.1 million, and $99.4 million in 2020, 2019, and 2018, respectively. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and materially and adversely affect our earnings and our stockholders' equity.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel and lumber. During 2020 and 2019, we experienced supply chain constraints, increases in the prices of some building materials, and shortages of skilled labor in some areas. Increased costs or shortages of skilled labor and/or materials cause increases in construction costs and/or could cause construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. In such cases, it can result in the need to perform extensive repairs to large numbers of homes. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Our insurance coverage, our subcontractor arrangements, and our reserves may not be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

We can be injured by improper acts of persons over whom we do not have control or by the attempt to impose liabilities or obligations of third parties on us.

Although we expect all of our subcontractors, employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws or regulations, including practices relating to homes, buildings, or multifamily properties we build or finance, we move to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding subcontractors and employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.

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

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. For instance, in 2019 and 2018, several hurricanes caused disruptions in our southeastern coastal markets but did not result in a material impact to our results of operations. In addition, while they also did not have a material impact on our business in 2020 or 2019, the increased prevalence of forest fires in our western markets have caused disruptions to our sales operations and development delays. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations. For example, as the risk of flooding in coastal and other flood prone areas increases, local governments may increase the requirements on new home builders for zoning approvals and restrict areas where new homes may be built, resulting in increased development costs and greater competition for more desirable land parcels. In addition, as local governmental authorities and utilities are required to spend increasing amounts of their resources responding to and remediating weather and climate related events, their ability to provide approvals and service to new housing communities may be impaired.

Risks Related to our Business Model and Capital Structure

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2020, we had cash, cash equivalents, and restricted cash of $2.6 billion as well as $750.3 million available under our revolving credit facility ("Revolving Credit Facility"), less any outstanding letters of credit issued under the terms of our credit facilities. However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2020, we had outstanding letters of credit and surety bonds totaling $249.7 million and $1.5 billion, respectively. These letters of credit are generally issued via our unsecured Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity could be adversely affected.

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

As of December 31, 2020, we had deferred tax assets, net of deferred tax liabilities, of $102.5 million, against which we provided a valuation allowance of $69.8 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

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

Our mortgage operations may be responsible for losses arising out of claims associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. To date, the significant majority of these claims made by investors against our mortgage operations relate to loans originated prior to 2009, during which inherently riskier loan products became more common in the origination market. We may also be asked to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex Corporation ("Centex"), which we acquired in 2009, for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties.

The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations. Given the unsettled nature of these claims, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of these claims, actual costs could differ from our current estimates. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

General Risk Factors

Information technology failures or data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyberattacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, usage errors by our employees, or cyber-attacks or errors by third party vendors who have access to our confidential data or that of our customers. While to our knowledge we have not experienced a significant cyber-attack, we are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and monitor to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have an impact on our business, there is no assurance that advances in computer capabilities, new technologies, methods or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information. The frequency and sophistication of cyber-attacks on companies has increased over the last year with significant ransomware attacks and foreign attacks on prominent computer software systems impacting a wide variety of companies and industries. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our employees, homebuyers and business partners). Any such disruption could damage our reputation, result in market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines, and require us to incur significant costs to remediate or otherwise resolve these issues.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.
ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 150, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their daily operations. In total across our organization, we lease approximately 1.1 million square feet of office space. The Company considers its properties suitable and adequate for its current business operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	46	President and Chief Executive Officer	2012
John J. Chadwick	59	Executive Vice President and Chief Operating Officer	2019
Robert T. O'Shaughnessy	55	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	53	Executive Vice President, General Counsel and Corporate Secretary	2017
Michelle Hairston	44	Senior Vice President, Human Resources	2018
Brien P. O'Meara	48	Vice President and Controller	2020
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
Mr. O'Meara was appointed Vice President and Controller in February 2017 and previously held the position of Assistant Controller since January 2013.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 21, 2021, there were 2,110 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2020 to October 31, 2020	347,737	$46.38	347,737	$413,744	(2)
November 1, 2020 to November 30, 2020	746,242	42.96	746,242	$381,684	(2)
December 1, 2020 to December 31, 2020	622,773	43.05	622,773	$354,873	(2)
Total	1,716,752	$43.69	1,716,752

(1)During 2020, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)The Board of Directors approved a share repurchase authorization totaling $500.0 million in January 2018 and an increase of $500.0 million to such authorization in May 2019. There is no expiration date for this program, under which $354.9 million remained available as of December 31, 2020. During 2020, we repurchased 4.5 million shares for a total of $170.7 million under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2016, 2017, 2018, 2019, and 2020, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2020

	2015	2016	2017	2018	2019	2020
PULTEGROUP, INC.	$100.00	$105.12	$192.81	$152.78	$231.20	$260.44
S&P 500 Index - Total Return	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Select Home Construction Index	100.00	102.22	163.71	113.40	169.65	215.44

* Assumes $100 invested on December 31, 2015, and the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2020	2019	2018	2017	2016
OPERATING DATA:
Homebuilding:
Revenues	$10,673,913	$9,978,526	$9,982,949	$8,385,526	$7,495,404
Income before income taxes	$1,542,057	$1,236,261	$1,288,804	$865,332	$860,766
Financial Services:
Revenues	$362,169	$234,431	$205,382	$192,160	$181,126
Income before income taxes	$186,637	$103,315	$58,736	$73,496	$73,084

Consolidated results:
Revenues	$11,036,082	$10,212,957	$10,188,331	$8,577,686	$7,676,530

Income before income taxes	$1,728,694	$1,339,576	$1,347,540	$938,828	$933,850
Income tax expense	(321,855)	(322,876)	(325,517)	(491,607)	(331,147)
Net income	$1,406,839	$1,016,700	$1,022,023	$447,221	$602,703

PER SHARE DATA:
Net income per share:
Basic	$5.19	$3.67	$3.56	$1.45	$1.76
Diluted	$5.18	$3.66	$3.55	$1.44	$1.75
Number of shares used in calculation:
Basic	268,553	274,495	283,578	305,089	339,747
Effect of dilutive securities	861	802	1,287	1,725	2,376
Diluted	269,414	275,297	284,865	306,814	342,123
Shareholders’ equity	$24.66	$20.20	$17.39	$14.60	$13.63
Cash dividends declared	$0.50	$0.45	$0.38	$0.36	$0.36

	December 31, ($000’s omitted)
	2020	2019	2018	2017	2016
BALANCE SHEET DATA:
House and land inventory	$7,721,798	$7,680,614	$7,253,353	$7,147,130	$6,770,655
Total assets	12,205,498	10,715,597	10,172,976	9,686,649	10,178,200
Notes payable	2,752,302	2,765,040	3,028,066	3,006,967	3,129,298
Shareholders’ equity	6,569,989	5,458,180	4,817,782	4,154,026	4,659,363

	Years Ended December 31,
	2020	2019	2018	2017	2016
OTHER DATA:
Markets, at year-end	40	42	44	47	49
Average active communities	874	863	832	779	705
Closings (units)	24,624	23,232	23,107	21,052	19,951
Net new orders (units)	29,275	24,977	22,833	22,626	20,326
Backlog (units), at year-end	15,158	10,507	8,722	8,996	7,422
Average selling price (per unit)	$430,000	$427,000	$425,000	$395,000	$373,000

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We experienced significant volatility in market conditions during 2020. We ended 2019 and began 2020 in an environment exhibiting strong demand conditions. However, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and the various containment and mitigation measures adopted by governments and institutions globally and in the U.S. began to have a severe economic impact, including causing the U.S. to enter into an economic recession that continues through the date of this report.

In response to the COVID-19 pandemic and various state and local orders, we instituted the following actions in March:

•Placed restrictions on business travel for our employees;
•Closed our sales centers, model homes, and design centers to the general public and shifted to appointment-only interactions with our customers where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer;
•Enhanced our virtual sales tools to give customers the ability to shop for a new home online;
•Closed the public gathering spaces of our amenity centers as well as community pools and athletic facilities;
•Modified our corporate and division office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office setting;
•Eliminated non-emergency warranty work in our customers’ homes;
•Modified much of our customer interactions around the mortgage origination and closing process to be virtual and minimize in-person interactions; and
•Modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.

The severity of these restrictions and the date we resumed more normal operations have varied by market based on the reduction in restrictions under "shelter in place" orders and improvement in public health conditions. While all of the above-referenced steps were, and some remain, necessary and appropriate in light of the COVID-19 pandemic, they impacted our ability to operate our business in its ordinary and traditional course. However, residential construction and financial services have been designated as essential services in almost all of our markets, which has allowed us to continue operations.

As the result of the COVID-19 pandemic, our net new orders declined significantly in late March through April. As the pandemic spread and government and business responses expanded, we focused on protecting our liquidity and closely managing our cash flows, including through the following actions:

•Delaying the acquisition of certain land parcels and slowing land development where practical;
•Limiting our investment in house construction, including strictly limiting production of new unsold "speculative" homes, and contacting backlog customers to reconfirm status before beginning construction of sold homes;
•As a precautionary measure, proactively drawing $700.0 million under the Revolving Credit Facility in March;
•Suspending the repurchase of shares under our share repurchase program; and
•Reducing headcount and other overhead expenses.

However, demand began to stabilize in May and then rebounded sharply in June and has remained strong through the date of this report. This resulted in a 17% increase in net new orders for the full year 2020 over 2019, including a 24% increase in net new orders in the fourth quarter of 2020 over the fourth quarter of 2019. We believe the recovery in demand reflects a number of factors, including historically low mortgage interest rates, a limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers. In addition to the improved demand, all of our operations are now functioning at effectively full capacity subject to health and safety protocols necessitated by the ongoing pandemic. However, we have experienced periodic disruptions in our supply chain, including the availability of skilled labor as industry demand increases, which have elongated the production cycles in certain markets. We are also facing cost pressures related to labor and materials, especially lumber, although we believe that we will be able to increase pricing to offset the majority of such cost increases.

Despite the volatility in 2020, the resurgence of demand resulted in the second highest annual pre-tax income and the highest year-end backlog (as measured in dollars) in our history. These financial results, combined with the favorable outlook, have allowed us to:

•Fully repay the $700.0 million drawn on the Revolving Credit Facility;
•Reinstate our share repurchase program, including the repurchase of $75.0 million of shares in the fourth quarter of 2020;
•Increase our quarterly dividend by 17% to $0.14 per share in the fourth quarter of 2020;
•Announce a tender offer expected to be completed in March 2021 for $300 million of our senior notes scheduled to mature in 2026 and 2027;
•Increase our investments in new communities via land acquisition and development expenditures; and
•Improve our available liquidity to $3.4 billion, consisting of $2.6 billion of cash and cash equivalents and $750.3 million available under our Revolving Credit Facility as of December 31, 2020.

The following tables and related discussion set forth key operating and financial data for our Homebuilding and Financial Services operations as of and for the fiscal years ended December 31, 2020 and 2019. For similar operating and financial data and discussion of our fiscal 2019 results compared to our fiscal 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on January 30, 2020.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2020	2019
Income before income taxes:
Homebuilding	$1,542,057	$1,236,261
Financial Services	186,637	103,315
Income before income taxes	1,728,694	1,339,576
Income tax expense	(321,855)	(322,876)
Net income	$1,406,839	$1,016,700
Per share data - assuming dilution:
Net income	$5.18	$3.66

•Homebuilding income before income taxes increased 25% in 2020, primarily as the result of higher revenues, improved gross margins, and strong overhead management. Homebuilding results also included a goodwill impairment charge of $20.2 million in 2020 (see Note 1) and net favorable insurance-related adjustments totaling $75.7 million and $26.8 million in 2020 and 2019, respectively (see Note 11).

•The increase in Financial Services income in 2020 compared with 2019 was primarily the result of the Homebuilding volume growth, an improved capture rate of homebuyers from our Homebuilding operations, and a low mortgage interest rate environment. Mortgage interest rates continued at or near historically low levels during 2020, which resulted in higher gains from the sale of mortgages in the secondary market. These improvements were partially offset by $26.4 million of mortgage repurchase reserve charges (see Note 11 ).

•Our effective tax rate was 18.6% and 24.1% for 2020 and 2019, respectively. The lower effective tax rate in 2020 resulted primarily from the extension of federal energy efficient home credits (see Note 8).

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2020	FY 2020 vs. FY 2019	2019
Home sale revenues	$10,579,896	7%	$9,915,705
Land sale and other revenues	94,017	50%	62,821
Total Homebuilding revenues	10,673,913	7%	9,978,526
Home sale cost of revenues (a)	(8,004,823)	5%	(7,628,700)
Land sale and other cost of revenues (b)	(77,626)	38%	(56,098)
Selling, general, and administrative expenses ("SG&A") (c)	(1,011,442)	(3)%	(1,044,337)
Goodwill impairment	(20,190)	(d)	—
Other expense, net (e)	(17,775)	35%	(13,130)
Income before income taxes	$1,542,057	25%	$1,236,261
Supplemental data:
Gross margin from home sales (a)	24.3%	120 bps	23.1%
SG&A % of home sale revenues (c)	9.6%	(90) bps	10.5%
Closings (units)	24,624	6%	23,232
Average selling price	$430	1%	$427
Net new orders:
Units	29,275	17%	24,977
Dollars	$12,837,272	21%	$10,615,363
Cancellation rate	14%		14%
Average active communities	874	1%	863
Backlog at December 31:
Units	15,158	44%	10,507
Dollars	$6,793,182	50%	$4,535,805

(a)Includes the amortization of capitalized interest; land inventory impairments of $7.0 million and $8.6 million in 2020 and 2019, respectively (see Note 2), and warranty charges of $14.8 million related to a closed-out community in 2019 (see Note 11).
(b)Includes net realizable value adjustments on sold or land held for sale of $5.4 million in 2019 (see Note 2).
(c)Includes insurance reserve reversals of $93.4 million and $49.4 million in 2020 and 2019, respectively, partially offset by reserves against insurance receivables of $17.8 million and $22.6 million 2020 and 2019, respectively (see Note 11).
(d)Percentage not meaningful.
(e)See "Other expense, net" for a table summarizing significant items (see Note 1).

Home sale revenues

Home sale revenues for 2020 were higher than 2019 by $664.2 million, or 7%. The increase was attributable to a 6% increase in closings combined with a 1% increase in average selling price. The increase in closings was primarily the result of favorable demand conditions that began in 2019 and continued into the first quarter of 2020, especially among first-time buyers, which provided a large backlog of orders such that production could continue through 2020 despite the disruptions caused by the COVID-19 pandemic. The increased average selling price is reflective of favorable pricing actions related to all customer groups taken starting in the third quarter in response to the significant improvement in demand, partially offset by the increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 24.3% in 2020, compared with 23.1% in 2019. Our results in 2020 and 2019 include the effect of the aforementioned land inventory impairments totaling $7.0 million and $8.6 million, respectively. Excluding such impairments, gross margins remained strong in both 2020 and 2019 relative to historical levels and reflect a combination of factors, including shifts in community mix and the aforementioned warranty charge of $14.8 million in 2019 related to a closed-out community in the Southeast. The low mortgage interest rate environment combined with limited supply of new and existing housing inventory has contributed to our ability to maintain or increase pricing in the majority of our markets, which has allowed us to effectively manage pressure in house and land costs as well as expand margins. Amortized interest costs in 2020 remained roughly equal in dollar terms with 2019 but declined slightly as a percentage of revenue to 1.7% in 2020 compared with 1.8% in 2019.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $16.4 million and $6.7 million in 2020 and 2019, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.6% and 10.5% in 2020 and 2019, respectively. The gross dollar amount of our SG&A decreased $32.9 million, or 3%, in 2020 compared with 2019 and reflects net favorable insurance-related adjustments totaling $75.7 million (0.7% of revenues) and $26.8 million (0.3% of revenues) in 2020 and 2019, respectively. These adjustments resulted from favorable insurance reserve adjustments partially offset by reserves against insurance receivables. The lower gross SG&A dollars were partially offset by severance expense of $10.3 million recorded in the second quarter of 2020 related to various overhead actions taken as a result of the COVID-19 pandemic as well as higher incentive compensation expense.

Goodwill impairment

As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of Innovative Construction Group ("ICG") in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the short period of time between the acquisition and the March 31, 2020 valuation date.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2020	2019
Write-offs of deposits and pre-acquisition costs (Note 2)	$(12,390)	$(13,116)
Loss on debt retirement (Note 5)	—	(4,927)
Amortization of intangible assets (Note 1)	(19,685)	(14,200)
Interest income	6,837	16,739
Interest expense	(4,248)	(584)
Equity in earnings (loss) of unconsolidated entities (Note 4)	1,880	747
Miscellaneous, net	9,831	2,211
Total other expense, net	$(17,775)	$(13,130)

The higher intangible assets amortization in 2020 reflects the ICG acquisition in January 2020. The lower interest income in 2020 resulted from the lower interest rate environment while the higher interest expense reflects the aforementioned short-term borrowing under the Revolving Credit Facility.

Net new orders

Net new orders in units increased 17% in 2020 compared with 2019 while net new orders in dollars increased by 21% compared with 2019. The increased new orders resulted from the strong demand for new housing during the year, not withstanding the impact on demand in the second quarter of the COVID-19 pandemic, which we attribute to a variety of factors, including historically low mortgage interest rates, a restricted supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers. While the annual cancellation rate (canceled orders for the period divided by gross new orders for the period) was flat in 2020 with 2019 at 14%, the cancellation rate spiked in the period of mid-March through May as the result of the falloff in demand triggered by the onset of the COVID-19 pandemic before stabilizing and then declining, ending the year with a cancellation rate of 12% in the fourth quarter.

Due to supply chain challenges resulting from both disruptions caused by the COVID-19 pandemic as well as the surge in demand, we have consciously moderated the pace of sales in certain communities in order to better balance pricing, sales pace, lot availability, and production capacity. This has allowed us to increase pricing in the majority of our communities. Despite this moderation, ending backlog units, which represent orders for homes that have not yet closed, increased 44% as measured in units and 50% as measured in dollars at December 31, 2020 compared with December 31, 2019. This represented the highest year-end backlog (as measured in dollars) in our history.

Homes in production

The following is a summary of our homes in production at December 31, 2020 and 2019:

	2020	2019
Sold	10,421	7,423
Unsold
Under construction	1,694	2,672
Completed	255	685
	1,949	3,357
Models	1,287	1,342
Total	13,657	12,122

The number of homes in production at December 31, 2020 was 13% higher compared to December 31, 2019. The increase in homes under production resulted primarily from the higher backlog. Since demand accelerated in June 2020, the new housing supply chain has experienced delays in regard to certain materials and labor as well as with obtaining necessary approvals, permits, and inspections from local municipalities. As a result, our production cycle times have elongated somewhat, which has also contributed to the higher number of homes in production. The number of unsold, or "speculative", homes has decreased significantly as we have focused our production on completing sold homes consistent with the moderation of sales pace in certain communities discussed above.

Controlled lots

The following is a summary of our lots under control at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,956	4,001	8,957	4,999	4,240	9,239
Southeast	15,051	18,248	33,299	16,174	12,802	28,976
Florida	20,737	24,396	45,133	20,281	17,802	38,083
Midwest	9,728	14,734	24,462	10,016	12,027	22,043
Texas	15,923	17,841	33,764	16,256	10,573	26,829
West	24,968	9,769	34,737	25,633	7,459	33,092
Total	91,363	88,989	180,352	93,359	64,903	158,262

Developed (%)	43%	16%	30%	39%	22%	32%

Of our controlled lots, 91,363 and 93,359 were owned and 88,989 and 64,903 were under land option agreements at December 31, 2020 and 2019, respectively. While competition for well-positioned land is robust, we continue to pursue strategic land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. The remaining purchase price under our land option agreements totaled $3.8 billion at December 31, 2020. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $291.9 million, of which $16.2 million is refundable, at December 31, 2020.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2020, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2020	FY 2020 vs. FY 2019	2019
Home sale revenues:
Northeast	$845,853	10%	$771,349
Southeast	1,687,139	1%	1,673,670
Florida	2,274,113	10%	2,068,422
Midwest	1,507,450	1%	1,485,370
Texas	1,447,715	5%	1,384,533
West	2,817,626	11%	2,532,361
	$10,579,896	7%	$9,915,705
Income before income taxes (a):
Northeast	$136,985	18%	$116,221
Southeast (b)	258,794	47%	175,763
Florida	362,276	17%	309,596
Midwest	213,017	15%	184,438
Texas	242,383	24%	195,751
West	424,803	10%	386,361
Other homebuilding (c)	(96,201)	27%	(131,869)
	$1,542,057	25%	$1,236,261
Closings (units):
Northeast	1,522	5%	1,443
Southeast	4,108	3%	3,982
Florida	5,496	9%	5,045
Midwest	3,553	(1)%	3,583
Texas	4,747	5%	4,528
West	5,198	12%	4,651
	24,624	6%	$23,232
Average selling price:
Northeast	$556	4%	$535
Southeast	411	(2)%	420
Florida	414	1%	410
Midwest	424	2%	415
Texas	305	—%	306
West	542	—%	544
	$430	1%	$427

(a)Includes land-related charges as summarized in the following land-related charges table (see Note 2).
(b)Southeast includes a warranty charge of $14.8 million in 2019 related to a closed-out community (see Note 11).
(c)Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: reserves against insurance receivables of $17.8 million and $22.6 million associated with the resolution of certain insurance matters in 2020 and 2019, respectively; and insurance reserve reversals of $93.4 million and $49.4 million in 2020 and 2019, respectively (see Note 11).

The following table present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2020	FY 2020 vs. FY 2019	2019
Net new orders - units:
Northeast	1,886	21%	1,562
Southeast	4,583	8%	4,237
Florida	6,844	25%	5,462
Midwest	4,212	13%	3,721
Texas	5,950	22%	4,886
West	5,800	14%	5,109
	29,275	17%	24,977
Net new orders - dollars:
Northeast	$1,059,479	23%	$861,234
Southeast	1,934,579	10%	1,758,110
Florida	2,923,718	30%	2,246,631
Midwest	1,846,109	19%	1,548,927
Texas	1,837,939	23%	1,489,188
West	3,235,448	19%	2,711,273
	$12,837,272	21%	$10,615,363
Cancellation rates:
Northeast	10%		11%
Southeast	10%		11%
Florida	13%		12%
Midwest	11%		12%
Texas	18%		17%
West	18%		16%
	14%		14%
Unit backlog:
Northeast	953	62%	589
Southeast	2,340	25%	1,865
Florida	3,654	58%	2,306
Midwest	2,199	43%	1,540
Texas	3,053	65%	1,850
West	2,959	26%	2,357
	15,158	44%	10,507
Backlog dollars:
Northeast	$561,323	61%	$347,696
Southeast	1,030,910	32%	783,469
Florida	1,627,865	66%	978,261
Midwest	990,635	52%	651,977
Texas	981,091	66%	590,868
West	1,601,358	35%	1,183,534
	$6,793,182	50%	$4,535,805

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2020	2019
Land-related charges*:
Northeast	$5,301	$1,122
Southeast	3,815	15,697
Florida	1,395	2,811
Midwest	2,390	2,581
Texas	4,588	1,151
West	1,936	2,568
Other homebuilding	880	1,171
	$20,305	$27,101

*    Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2020, Northeast home sale revenues increased 10% compared with 2019 due to a 5% increase in closings combined with a 4% increase in average selling price. The increase in closings was primarily attributable to Mid-Atlantic while the increase in average selling price was primarily attributable to Northeast Corridor. The increased income before income taxes resulted primarily due to the higher revenues across all markets. Net new orders increased 21%, which is attributable primarily to Mid-Atlantic.

Southeast:

For 2020, Southeast home sale revenues increased 1% compared with 2019 due to a 3% increase in closings partially offset by a 2% decrease in average selling price. The increase in closings occurred in all markets except Georgia and Tennessee while the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 47% primarily due to higher revenues, improved gross margins, and improved overhead management, which occurred across the majority of markets, and charges related to estimated costs to complete repairs in a closed-out community during 2019. Net new orders increased 8%, which is attributable to a majority of our markets.

Florida:

For 2020, Florida home sale revenues increased 10% compared with 2019 due to a 9% increase in closings combined with a 1% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. The increased income before income taxes for 2020 resulted primarily from higher revenues and improved gross margin across the majority of markets. Net new orders increased 25%, which is attributable to all of our markets.

Midwest:

For 2020, Midwest home sale revenues increased 1% compared with the prior year period due to a 2% increase in average selling price partially offset by a 1% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings primarily occurred in Michigan. Income before income taxes increased 15% primarily due to improved overhead management and gross margins. Net new orders increased 13%,which is attributable to the majority of markets.

Texas:

For 2020, Texas home sale revenues increased 5% compared with the prior year period due to an 5% increase in closings partially offset by a slight decrease in the average selling price. The increase in closings occurred in all markets except Dallas while the decrease in average selling price occurred across all markets except Austin. Income before income taxes increased primarily due to increased revenues, improved overhead management and gross margins. Net new orders increased 22%, which is attributable to all of our markets.

West:

For 2020, West home sale revenues increased 11% compared with the prior year period due to a 12% increase in closings partially offset by a slight decrease in the average selling price. Closings were higher in most markets with Las Vegas benefiting from the American West acquisition that occurred in 2019. However, Northern California experienced significantly lower revenues, primarily due to the prior period completion, or near completion, of several high performing communities and an overall moderation of demand in that market. The decrease in average selling prices was mixed among markets. Income before income taxes increased 10% primarily as the result of higher revenues and improved gross margins across the majority of markets. Net new orders increased by 14%, which is attributable to all markets except Arizona.

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

	Years Ended December 31,
	2020	FY 2020 vs. FY 2019	2019
Mortgage revenues	$293,099	72%	$169,917
Title services revenues	57,023	10%	51,836
Insurance brokerage commissions	12,047	(5)%	12,678
Total Financial Services revenues	362,169	54%	234,431
Expenses	(175,481)	34%	(130,770)
Other income, net	(51)	(85)%	(346)
Income before income taxes	$186,637	81%	$103,315
Total originations:
Loans	18,433	17%	15,821
Principal	$6,075,132	22%	$4,976,973

	Years Ended December 31,
	2020	2019
Supplemental data:
Capture rate	86.4%	82.4%
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	20%
Other agency	71%	71%
Total agency	92%	90%
Non-agency	8%	10%
Total funded originations	100%	100%
Revenues

Total Financial Services revenues during 2020 increased 54% compared with 2019. The increase occurred primarily as the result of the Homebuilding volume growth combined with the low mortgage interest rate environment. Mortgage interest rates continued at or near historically low levels during 2020, which resulted in higher gains from the sale of mortgages in the secondary market and also contributed to an improved capture rate.

Income before income taxes

The increase in income before income taxes for 2020 as compared with 2019 was due primarily to higher volume, higher revenue per loan, and improved expense leverage. These improvements were partially offset by $26.4 million of mortgage repurchase reserve charges (see Note 11).

Income Taxes

Our effective tax rate was 18.6% and 24.1% for 2020 and 2019, respectively. The lower effective tax rate in 2020 resulted primarily from the extension of federal energy efficient home credits (see Note 8).

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing available financing sources, including revolving bank credit and securities offerings.

At December 31, 2020, we had unrestricted cash and equivalents of $2.6 billion, restricted cash balances of $50.0 million, and $750.3 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments.

We retired outstanding debt totaling $65.3 million and $310.0 million during 2020 and 2019, respectively. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 29.5% at December 31, 2020, which is slightly below our targeted long-term range of 30.0% to 40.0%.

Unsecured senior notes

During 2019, we completed a tender offer to retire $310.0 million of our unsecured senior notes maturing in 2021. At December 31, 2020, we had $2.7 billion of unsecured senior notes outstanding with no repayments due until March 2021 when $426.0 million of notes are scheduled to mature. In January 2021, the Company announced a tender offer expected to be completed in February 2021 for up to $300 million of our senior notes scheduled to mature in 2026 and 2027.

Other notes payable

Certain of our local homebuilding operations are party to non-recourse and limited recourse collateralized notes payable with third parties that totaled $40.1 million at December 31, 2020. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within notes payable.

Revolving credit facility

We maintain a Revolving Credit Facility, maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding and $249.7 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at December 31, 2020 and 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2020, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $750.3 million and $737.2 million as of December 31, 2020 and 2019, respectively.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures in July 2021. The maximum aggregate commitment was $420.0 million during the seasonally high borrowing period from December 28, 2020 through January 15, 2021. At all other times, the maximum aggregate commitment ranges from $230.0 million to $375.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $411.8 million and $326.6 million outstanding under the Repurchase Agreement at December 31, 2020 and 2019, respectively, and was in compliance with its covenants and requirements as of such dates.

Share repurchase program

We repurchased 4.5 million and 8.4 million shares in 2020 and 2019, respectively, for a total of $170.7 million and $274.3 million in 2020 and 2019, respectively, under this program. In 2018, our Board of Directors authorized a $500.0 million share repurchase program and approved an increase of $500.0 million in May 2019. The repurchase of shares was suspended in March 2020 as a response to the COVID-19 pandemic and was reinstated in October 2020. At December 31, 2020, we had remaining authorization to repurchase $354.9 million of common shares.

Dividends

Our declared quarterly cash dividends totaled $135.1 million and $124.4 million in 2020 and 2019, respectively.

Cash flows

Operating activities

Our net cash provided by operating activities in 2020 was $1.8 billion, compared with net cash provided by operating activities of $1.1 billion in 2019. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2020 was primarily due to our net income of $1.4 billion, which included various non-cash items, including land-related charges of $20.3 million and $137.6 million of deferred income tax expense. These factors were partially offset by a $56.7 million increase in residential mortgage loans available-for-sale.

Our positive cash flow from operations for 2019 was primarily due to our net income of $1.0 billion, which included non-cash land-related charges of $27.1 million and $105.4 million of deferred income tax expense. These factors were partially offset by a net increase in inventories of $237.7 million and a $48.3 million increase in residential mortgage loans available-for-sale.

Investing activities

Net cash used in investing activities totaled $107.9 million in 2020, compared with $224.7 million in 2019. The 2020 cash outflows primarily reflect our acquisition of ICG in January 2020 for $83.3 million, as well as capital expenditures of $58.4 million related to our ongoing investment in new communities and certain information technology applications. The use of cash in investing activities in 2019 was primarily due to our acquisition of American West in April 2019 for $163.7 million as well as $58.1 million of capital expenditures.

Financing activities

Net cash used in financing activities was $295.6 million in 2020 compared with $733.6 million during 2019. The net cash used in financing activities for 2020 resulted primarily from the repurchase of 4.5 million common shares for $170.7 million under our repurchase authorization, repayments of debt of $65.3 million, and cash dividends of $130.2 million.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our quarterly results in 2020 are not necessarily indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2020:

	Payments Due by Period ($000’s omitted)
	2021	2022-2023	2024-2025	After 2025	Total
Contractual obligations:
Notes payable (a)	$596,928	$285,766	$271,250	$2,881,229	$4,035,173
Operating lease obligations	21,154	42,746	23,335	19,432	106,667
Total contractual obligations (b)	$618,082	$328,512	$294,585	$2,900,661	$4,141,840

(a)Represents principal and interest payments related to our senior notes and limited recourse collateralized financing arrangements.
(b)We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2016 to 2020. At December 31, 2020, we had $30.9 million of gross unrecognized tax benefits and $2.8 million of related accrued interest and penalties, which are excluded from the above table.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2020, we had $291.9 million of deposits and pre-acquisition costs, of which $16.2 million is refundable, relating to option agreements to acquire 88,989 lots with a remaining purchase price of $3.8 billion. We expect to acquire the majority of such land within the next three years.

The following table summarizes our other commercial commitments as of December 31, 2020:

	Amount of Commitment Expiration by Period ($000’s omitted)
	2021	2022-2023	2024-2025	After 2025	Total
Other commercial commitments:
Revolving Credit Facility (a)	$—	$1,000,000	$—	$—	$1,000,000
Repurchase Agreement (b)	420,000	—	—	—	420,000
Total commercial commitments (c)	$420,000	$1,000,000	$—	$—	$1,420,000

(a)The $1.0 billion in 2022-2023 represents the capacity of our Revolving Credit Facility, under which no borrowings were outstanding, and $249.7 million of letters of credit were issued at December 31, 2020.
(b)Represents the capacity of the Repurchase Agreement, of which $411.8 million was outstanding at December 31, 2020. The capacity of $420.0 million was effective through January 15, 2021 after which it ranges from $230.0 million to $375.0 million until its expiration in July 2021.
(c)The above table excludes an aggregate $1.5 billion of surety bonds, which typically do not have stated expiration dates.

Supplemental Guarantor Financial Information

As of December 31, 2020 PulteGroup, Inc. had outstanding $2.7 billion principal amount of unsecured senior notes due at dates from March 2021 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

All of our unsecured senior notes and the Revolving Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of PulteGroup, Inc. ("Guarantors" or "Guarantor Subsidiaries"). Each of the Guarantor

Subsidiaries is 100% owned, directly or indirectly, by PulteGroup, Inc. Our subsidiaries associated with our financial services operations and certain other subsidiaries do not guarantee the unsecured senior notes or the Revolving Credit Facility (collectively, "Non-Guarantor Subsidiaries"). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt.

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that such Guarantor:

(a) incurred the guarantee with the intent of hindering, delaying or defrauding creditors; or

(b) received less than reasonably equivalent value or fair consideration in return for incurring the guarantee and, in the case of and any one of the following is also true at the time thereof:

•such Guarantor was insolvent or rendered insolvent by reason of the issuance of the incurrence of the guarantee;
•the incurrence of the guarantee left such Guarantor with an unreasonably small amount of capital or assets to carry on its business;
•such Guarantor intended to, or believed that it would, incur debts beyond its ability to pay as they mature;
•such Guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against it, if the judgment is unsatisfied after final judgment.

The measures of insolvency for purposes of determining whether a fraudulent conveyance occurred would vary depending upon the laws of the relevant jurisdiction and upon the valuation assumptions and methodology applied by the court. However, in general, a court would deem a company insolvent if:

•the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could not pay its debts as they became due.

The guarantees of the senior notes contain a provision to limit each Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, under recent case law, this provision may not be effective to protect such guarantee from being voided under fraudulent transfer law or otherwise determined to be unenforceable. If a court were to find that the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under that guarantee, could subordinate that guarantee to presently existing and future indebtedness of the Guarantor or could require the holders of the senior notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the senior notes.

Finally, as a court of equity, a bankruptcy court may subordinate the claims in respect of the guarantees to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of senior notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of senior notes and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of the guarantees when such guarantees were issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	December 31, 2020
Cash, cash equivalents, and restricted cash	$2,429,639
House and land inventory	7,600,542
Total assets	11,028,911

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,101,427
Notes payable	2,752,302
Amount due to Non-Guarantor Subsidiaries	12,208
Total liabilities	4,948,275

For the year ended
Summarized Statement of Operations Data	December 31, 2020
Revenues	$10,368,616
Cost of revenues	7,839,807
Selling, general, and administrative expenses	966,662
Income before income taxes	1,510,185

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2020, we had outstanding letters of credit of $249.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.5 billion at December 31, 2020, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2020, these agreements had an aggregate remaining purchase price of $3.8 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $38.5 million at December 31, 2020. Due to uncertainties in the estimation process and the long duration of renewal policies, which can extend years into the future, actual results could differ from such estimates.

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

Generally, a community must have projected gross margin percentages in the mid-single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2020 and our average gross margin in backlog at December 31, 2020 both exceeded 20%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $291.9 million of deposits and pre-acquisition costs at December 31, 2020 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

Residential mortgage loans available-for-sale

In accordance with Accounting Standards Codification ("ASC") 825, “Financial Instruments” (“ASC 825”), we use the fair value option for our residential mortgage loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Changes in the fair value of these loans are reflected in revenues as they occur.

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

Our recorded reserves for all such claims totaled $641.8 million and $709.8 million at December 31, 2020 and 2019, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% of the total general liability reserves at both December 31, 2020 and 2019. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $550 million to $750 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2020 and 2019, we reduced general liability reserves by $93.4 million and $49.4 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims.

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. Our receivables from insurance carriers totaled $69.5 million and $118.4 million at December 31, 2020 and 2019, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. We believe collection of these insurance receivables is probable based on various factors, including the legal merits of our positions after review by legal counsel, favorable legal rulings received to date, the credit quality of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims, including significant amounts funded by the above carriers under different policies.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2020 and 2019 ($000’s omitted).

	As of December 31, 2020 for the Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$451,596	$14,456	$—	$—	$—	$2,300,000	$2,766,052	$3,415,662
Average interest rate	4.10%	0.28%	—%	—%	—%	5.90%	5.57%

Variable rate debt (a)	$411,821	$—	$—	$—	$—	$—	$411,821	$411,821
Average interest rate	2.55%	—%	—%	—%	—%	—%	2.55%

	As of December 31, 2019 for the Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$21,327	$447,712	$10,295	$—	$—	$2,300,000	$2,779,334	$3,152,046
Average interest rate	2.09%	4.17%	0.39%	—%	—%	5.90%	5.57%

Variable rate debt (a)	$326,573	$—	$—	$—	$—	$—	$326,573	$326,573
Average interest rate	3.59%	—%	—%	—%	—%	—%	3.59%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2020 or 2019.

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

At December 31, 2020 and 2019, residential mortgage loans available-for-sale had an aggregate fair value of $565.0 million and $509.0 million, respectively. At December 31, 2020 and 2019, we had aggregate interest rate lock commitments of $367.2 million and $255.3 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $686.4 million and $518.2 million at December 31, 2020 and 2019, respectively, and whole loan investor commitments totaled $169.6 million and $200.7 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
($000’s omitted, except per share data)

	2020	2019
ASSETS
Cash and equivalents	$2,582,205	$1,217,913
Restricted cash	50,030	33,543
Total cash, cash equivalents, and restricted cash	2,632,235	1,251,456
House and land inventory	7,721,798	7,680,614
Land held for sale	27,962	24,009
Residential mortgage loans available-for-sale	564,979	508,967
Investments in unconsolidated entities	35,562	59,766
Other assets	923,270	895,686
Intangible assets	163,425	124,992
Deferred tax assets	136,267	170,107
	$12,205,498	$10,715,597
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $84,505 and $51,827 at December 31, 2020 and 2019, respectively	$511,321	$435,916
Customer deposits	449,474	294,427
Deferred tax liabilities	103,548	—
Accrued and other liabilities	1,407,043	1,435,461
Financial Services debt	411,821	326,573
Notes payable	2,752,302	2,765,040
Total liabilities	5,635,509	5,257,417
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 266,464,063 and 270,235,297 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,665	2,702
Additional paid-in capital	3,261,412	3,235,149
Accumulated other comprehensive loss	(145)	(245)
Retained earnings	3,306,057	2,220,574
Total shareholders’ equity	6,569,989	5,458,180
	$12,205,498	$10,715,597

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2020, 2019, and 2018
(000’s omitted, except per share data)

	2020	2019	2018
Revenues:
Homebuilding
Home sale revenues	$10,579,896	$9,915,705	$9,818,445
Land sale and other revenues	94,017	62,821	164,504
	10,673,913	9,978,526	9,982,949
Financial Services	362,169	234,431	205,382
Total revenues	11,036,082	10,212,957	10,188,331

Homebuilding Cost of Revenues:
Home sale cost of revenues	(8,004,823)	(7,628,700)	(7,540,937)
Land sale and other cost of revenues	(77,626)	(56,098)	(126,560)
	(8,082,449)	(7,684,798)	(7,667,497)

Financial Services expenses	(175,481)	(130,770)	(147,422)
Selling, general, and administrative expenses	(1,011,442)	(1,044,337)	(1,012,023)
Goodwill impairment	(20,190)	—	—
Other expense, net	(17,826)	(13,476)	(13,849)
Income before income taxes	1,728,694	1,339,576	1,347,540
Income tax expense	(321,855)	(322,876)	(325,517)
Net income	$1,406,839	$1,016,700	$1,022,023

Net income per share:
Basic	$5.19	$3.67	$3.56
Diluted	$5.18	$3.66	$3.55
Cash dividends declared	$0.50	$0.45	$0.38

Number of shares used in calculation:
Basic	268,553	274,495	283,578
Effect of dilutive securities	861	802	1,287
Diluted	269,414	275,297	284,865

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2020, 2019, and 2018
($000’s omitted)

	2020	2019	2018
Net income	$1,406,839	$1,016,700	$1,022,023

Other comprehensive income, net of tax:
Change in value of derivatives	100	100	100
Other comprehensive income	100	100	100

Comprehensive income	$1,406,939	$1,016,800	$1,022,123

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2020, 2019, and 2018
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2017	286,752	$2,868	$3,171,542	$(445)	$980,061	$4,154,026
Cumulative effect of accounting change (see Note 1)	—	—	—	—	22,411	22,411
Stock option exercises	605	6	6,549	—	—	6,555
Share issuances	1,210	12	3,475	—	—	3,487
Dividends declared	—	—	—	—	(108,489)	(108,489)
Share repurchases	(11,457)	(115)	—	—	(294,451)	(294,566)
Cash paid for shares withheld for taxes	—	—	(284)	—	(7,626)	(7,910)
Share-based compensation	—	—	20,145	—	—	20,145
Net income	—	—	—	—	1,022,023	1,022,023
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	547	5	6,394	—	—	6,399
Share issuances	1,013	10	5,790	—	—	5,800
Dividends declared	—	—	—	—	(124,356)	(124,356)
Share repurchases	(8,435)	(84)	—	—	(274,249)	(274,333)
Cash paid for shares withheld for taxes	—	—	—	—	(11,450)	(11,450)
Share-based compensation	—	—	21,538	—	—	21,538
Net income	—	—	—	—	1,016,700	1,016,700
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	15	1	110	—	—	111
Share issuances	756	8	4,088	—	—	4,096
Dividends declared	—	—	—	—	(135,138)	(135,138)
Share repurchases	(4,542)	(46)	—	—	(170,630)	(170,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,853)	(14,853)
Share-based compensation	—	—	22,065	—	—	22,065
Net income	—	—	—	—	1,406,839	1,406,839
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019, and 2018
($000’s omitted)

	2020	2019	2018
Cash flows from operating activities:
Net income	$1,406,839	$1,016,700	$1,022,023
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	137,598	105,438	362,777
Land-related charges	20,305	27,101	99,446
Goodwill impairment	20,190	—	—
Depreciation and amortization	66,081	53,999	49,429
Share-based compensation expense	32,843	28,368	28,290
Loss on debt retirements	—	4,927	76
Other, net	(1,112)	1,155	(3,688)
Increase (decrease) in cash due to:
Inventories	2,988	(237,741)	(50,362)
Residential mortgage loans available-for-sale	(56,732)	(48,261)	107,330
Other assets	(46,307)	(16,668)	(65,641)
Accounts payable, accrued and other liabilities	201,649	140,984	(101,400)
Net cash provided by operating activities	1,784,342	1,076,002	1,448,280
Cash flows from investing activities:
Capital expenditures	(58,354)	(58,119)	(59,039)
Investments in unconsolidated entities	(753)	(9,515)	(1,000)
Distributions of capital from unconsolidated entities	27,939	214	11,275
Business acquisitions	(83,251)	(163,724)	—
Other investing activities, net	6,472	6,458	8,289
Net cash used in investing activities	(107,947)	(224,686)	(40,475)
Cash flows from financing activities:
Debt issuance costs	—	—	(8,164)
Repayments of notes payable	(65,267)	(309,985)	(82,775)
Borrowings under revolving credit facility	700,000	—	1,566,000
Repayments under revolving credit facility	(700,000)	—	(1,566,000)
Financial Services borrowings (repayments), net	85,248	(21,841)	(89,393)
Stock option exercises	111	6,399	6,555
Share repurchases	(170,676)	(274,333)	(294,566)
Cash paid for shares withheld for taxes	(14,853)	(11,450)	(7,910)
Dividends paid	(130,179)	(122,350)	(104,020)
Net cash used in financing activities	(295,616)	(733,560)	(580,273)
Net increase	1,380,779	117,756	827,532
Cash, cash equivalents, and restricted cash at beginning of period	1,251,456	1,133,700	306,168
Cash, cash equivalents, and restricted cash at end of period	$2,632,235	$1,251,456	$1,133,700

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$3,057	$5,605	$557
Income taxes paid, net	$264,248	$137,119	$89,204

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

Business acquisitions

On April 23, 2019, we acquired certain assets of American West, located in Las Vegas, Nevada, for $163.7 million. The assets acquired included approximately 1,200 finished lots and control of approximately 2,300 additional lots through land option agreements. The acquired assets were recorded at their estimated fair values, including $12.0 million associated with the American West tradename, which is being amortized over a 20-year useful life. The acquisition of these assets was not material to our results of operations or financial condition.

On January 24, 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104.0 million, of which $83.3 million was paid in January 2020 while additional payments of $10.4 million will be settled in 2021 and 2022, respectively. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively. The acquisition also resulted in $48.7 million of tax deductible goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2020 and 2019 also included $6.1 million and $6.2 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements in certain states until title transfers to the homebuyer. Total cash, cash equivalents, and restricted cash includes restricted cash balances of $50.0 million and $33.5 million at December 31, 2020 and 2019, respectively.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other expense, net. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 4.

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $68.9 million and $40.4 million at December 31, 2020 and 2019, respectively. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

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

Intangible assets also include tradenames and customer relationships acquired in connection with acquisitions and totaled $94.5 million, net of accumulated amortization of $224.1 million, at December 31, 2020, and $84.6 million, net of accumulated amortization of $204.4 million, at December 31, 2019. Such tradenames are generally being amortized over 20-year lives. Our customer relationships intangible asset resulted from the ICG acquisition and is being amortized over seven years. Amortization expense totaled $19.7 million, $14.2 million, and $13.8 million in 2020, 2019 and 2018, respectively, and is expected to be $16.5 million in 2021, $11.1 million in 2022, $10.5 million in 2023, $10.0 million in 2024, and $9.3 million in 2025. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $131.7 million net of accumulated depreciation of $228.8 million at December 31, 2020 and $111.7 million net of accumulated depreciation of $218.9 million at December 31, 2019. Depreciation expense totaled $46.4 million, $39.8 million, and $35.6 million in 2020, 2019, and 2018, respectively.

Advertising costs

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $40.3 million, $53.9 million, and $51.0 million, in 2020, 2019, and 2018, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $20.4 million, $19.1 million, and $17.9 million in 2020, 2019, and 2018, respectively.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2020	2019	2018
Write-offs of deposits and pre-acquisition costs (Note 2)	$(12,390)	$(13,116)	$(16,992)
Amortization of intangible assets (Note 1)	(19,685)	(14,200)	(13,800)
Loss on debt retirement (Note 5)	—	(4,927)	(76)
Interest income	6,837	16,739	7,593
Interest expense	(4,248)	(584)	(618)
Equity in earnings of unconsolidated entities (Note 4)	1,880	747	2,690
Miscellaneous, net	9,780	1,865	7,354
Total other expense, net	$(17,826)	$(13,476)	$(13,849)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of stock options, unvested restricted share units, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price of our common shares are considered anti-dilutive and excluded from the diluted earnings per share calculation. Anti-dilutive shares were immaterial in 2020, 2019 and 2018.

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

	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net income	$1,406,839	$1,016,700	$1,022,023
Less: earnings distributed to participating securities	(1,106)	(1,228)	(1,208)
Less: undistributed earnings allocated to participating securities	(11,348)	(9,143)	(9,984)
Numerator for basic earnings per share	$1,394,385	$1,006,329	$1,010,831
Add: undistributed earnings allocated to participating securities	11,348	9,143	9,984
Less: undistributed earnings reallocated to participating securities	(11,312)	(9,117)	(9,939)
Numerator for diluted earnings per share	$1,394,421	$1,006,355	$1,010,876
 Share-based compensation

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Income taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between estimated and actual results could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results including the valuation and realization of deferred tax assets and liabilities over time.

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

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $449.5 million and $294.4 million at December 31, 2020 and 2019, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

Land sale and other revenues - We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sales are generally outright sales of specified land parcels with cash consideration due on the closing date, which is generally when performance obligations are satisfied. Other revenues related to our construction services operations are generally recognized as materials are delivered and installation services are provided.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $38.5 million and $35.1 million at December 31, 2020 and 2019, respectively. Contract assets totaling $27.7 million were recognized on January 1, 2018, in conjunction with the adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"). Refer to "New accounting pronouncements" within Note 1 for further discussion.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2020 or 2019 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2020		December 31, 2019
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$126,900	$1,586,551	$123,775	$1,466,585
Other land options	164,964	2,187,017	175,662	1,755,377
	$291,864	$3,773,568	$299,437	$3,221,962

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging" ("ASC 815"). See Note 11 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2020 and 2019, residential mortgage loans available-for-sale had an aggregate fair value of $565.0 million and $509.0 million, respectively, and an aggregate outstanding principal balance of $539.1 million and $494.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(1.2) million , $(0.6) million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2020, 2019, and 2018 were $247.3 million, $129.4 million, and $111.3 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2020 and 2019.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $9.2 million, $9.7 million, and $11.3 million in 2020, 2019, and 2018, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2020 and 2019, we had aggregate IRLCs of $367.2 million and $255.3 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2020 and 2019, we had unexpired forward contracts of $686.4 million and $518.2 million, respectively, and whole loan investor commitments of $169.6 million and $200.7 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2020		December 31, 2019
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$16,179	$18	$8,351	$149
Forward contracts	501	5,937	299	1,372
Whole loan commitments	168	666	880	284
	$16,848	$6,621	$9,530	$1,805

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At December 31, 2020, we reported $176.2 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of December 31, 2020.

New accounting pronouncements

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2. Inventory and land held for sale

Major components of inventory at December 31, 2020 and 2019 were ($000’s omitted):

	2020	2019
Homes under construction	$3,086,740	$2,899,016
Land under development	4,137,318	4,347,107
Raw land	497,740	434,491
	$7,721,798	$7,680,614

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2020	2019	2018
Interest in inventory, beginning of period	$210,383	$227,495	$226,611
Interest capitalized	159,575	164,114	172,809
Interest expensed	(176,549)	(181,226)	(171,925)
Interest in inventory, end of period	$193,409	$210,383	$227,495

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2020	2019	2018
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$871	$5,368	$11,489
Land impairments	Home sale cost of revenues	7,044	8,617	70,965
Write-offs of deposits and pre-acquisition costs	Other expense, net	12,390	13,116	16,992
Total land-related charges		$20,305	$27,101	$99,446

Land-related charges have not been a significant broad-based issue since the U.S. housing recovery began in 2012. However, we experienced changes to facts and circumstances related to specific individual communities in 2018 that elevated such charges.

Land impairments relate to communities that are either active or that we intend to eventually open and build out. On a quarterly basis, we review each of our land positions for potential indicators of impairment and perform detailed impairment calculations for communities that display indicators of potential impairment.

•In 2020 and 2019, we recorded impairment charges of $7.0 million and $8.6 million, respectively, relating to a number of communities where we experienced slower sales paces and lower average selling prices.

•In 2018, we received an unfavorable determination related to one of our communities that had been idle while pursuing entitlements for over 10 years. This unfavorable determination caused a significant reduction in the number of lots and

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

necessitated certain changes to the expected product offering and land development that, combined with rising costs and a softening in demand in the applicable local market, resulted in an impairment of $59.2 million. Impairments for all other communities in 2018 totaled $11.8 million.

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

	Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Average Selling Price	Quarterly Sales Pace (homes)	Discount Rate
2020	3	$15,641	$7,044	$305 to $878	2 to 6	13% to 17%
2019	5	$10,702	$8,617	$284 to $550	1 to 6	12% to 14%
2018	8	$24,062	$70,695	$287 to $586	2 to 11	12% to 22%

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $8.9 billion and $1.6 billion in 2020, $8.3 billion and $1.6 billion in 2019, and $8.2 billion and $1.6 billion in 2018, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2020	2019	2018
Revenues:
Northeast	$846,337	$797,963	$839,700
Southeast	1,691,822	1,684,655	1,746,161
Florida	2,350,055	2,074,194	1,944,170
Midwest	1,514,132	1,495,037	1,497,389
Texas	1,451,104	1,389,211	1,301,004
West	2,820,463	2,537,466	2,654,525
	10,673,913	9,978,526	9,982,949
Financial Services	362,169	234,431	205,382
Consolidated revenues	$11,036,082	$10,212,957	$10,188,331

Income before income taxes (a):
Northeast	$136,985	$116,221	$29,629
Southeast (b)	258,794	175,763	202,639
Florida (c)	362,276	309,596	289,418
Midwest	213,017	184,438	179,568
Texas	242,383	195,751	193,946
West (d)	424,803	386,361	511,828
Other homebuilding (e)	(96,201)	(131,869)	(118,224)
	1,542,057	1,236,261	1,288,804
Financial Services	186,637	103,315	58,736
Consolidated income before income taxes	$1,728,694	$1,339,576	$1,347,540

(a)Includes certain land-related charges (see the following table and Note 2).
(b)Includes warranty charges totaling $14.8 million in 2019 related to a closed-out community in Southeast (see Note 11).
(c)Includes goodwill impairment charge totaling $20.2 million (see Note 1).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d)West includes gains of $26.4 million in 2018 related to two land sale transactions in California.
(e)Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also included are write-offs of insurance receivables associated with the resolution of certain insurance matters totaling $22.6 million in 2019 (see Note 11), and general liability insurance reserve reversals of $93.4 million, $49.4 million, and $35.9 million in 2020, 2019 and 2018, respectively (see Note 11).

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2020	2019	2018
Land-related charges*:
Northeast	$5,301	$1,122	$74,488
Southeast	3,815	15,697	8,140
Florida	1,395	2,811	1,166
Midwest	2,390	2,581	7,361
Texas	4,588	1,151	1,204
West	1,936	2,568	5,159
Other homebuilding	880	1,171	1,928
	$20,305	$27,101	$99,446

*    Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2020	2019	2018
Depreciation and amortization:
Northeast	$2,454	$1,962	$2,093
Southeast	4,308	4,448	5,231
Florida	7,478	5,775	4,893
Midwest	5,329	4,417	4,271
Texas	3,631	3,423	3,082
West	11,450	9,317	6,758
Other homebuilding (a)	26,459	19,553	18,908
	61,109	48,895	45,236
Financial Services	4,972	5,104	4,193
	$66,081	$53,999	$49,429

(a)Other homebuilding includes amortization of intangible assets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$342,737	$203,561	$68,865	$615,163	$712,205
Southeast (a)	465,950	645,408	69,937	1,181,295	1,296,382
Florida (b)	638,394	921,962	116,709	1,677,065	1,967,788
Midwest	364,839	424,169	18,173	807,181	911,984
Texas	354,256	458,893	66,024	879,173	955,436
West	874,673	1,212,730	142,380	2,229,783	2,519,724
Other homebuilding (c)	45,891	270,595	15,652	332,138	3,149,871
	3,086,740	4,137,318	497,740	7,721,798	11,513,390
Financial Services	—	—	—	—	692,108
	$3,086,740	$4,137,318	$497,740	$7,721,798	$12,205,498

	December 31, 2019
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$345,644	$242,666	$25,098	$613,408	$698,661
Southeast (a)	430,008	724,258	72,804	1,227,070	1,354,086
Florida	539,895	894,716	99,228	1,533,839	1,700,198
Midwest	315,822	464,733	31,881	812,436	886,889
Texas	343,230	447,707	84,926	875,863	949,236
West	881,551	1,289,255	105,606	2,276,412	2,538,803
Other homebuilding (c)	42,866	283,772	14,948	341,586	1,953,440
	2,899,016	4,347,107	434,491	7,680,614	10,081,313
Financial Services	—	—	—	—	634,284
	$2,899,016	$4,347,107	$434,491	$7,680,614	$10,715,597

(a)Southeast includes goodwill of $40.4 million at December 31, 2020 and 2019.
(b)Florida includes goodwill of $28.6 million at December 31, 2020, net of a goodwill impairment charge of $20.2 million recorded during 2020.
(c)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. Our investments in such entities totaled $35.6 million and $59.8 million at December 31, 2020 and 2019, respectively. In 2020, 2019, and 2018, we recognized earnings from unconsolidated joint ventures of $1.9 million, $0.7 million, and $2.7 million, respectively. We received distributions from our unconsolidated joint ventures of $27.9 million, $5.1 million, and $12.1 million, in 2020, 2019, and 2018, respectively. We made capital contributions to our unconsolidated joint ventures of $0.8 million, $9.5 million, and $1.0 million in 2020, 2019, and 2018, respectively.

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

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2020	2019
4.250% unsecured senior notes due March 2021 (a)	$425,954	$425,954
5.500% unsecured senior notes due March 2026 (a)	700,000	700,000
5.000% unsecured senior notes due January 2027 (a)	600,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(13,750)	(14,295)
Total senior notes	$2,712,204	$2,711,659
Other notes payable	40,098	53,381
Notes payable	$2,752,302	$2,765,040
Estimated fair value	$3,415,662	$3,152,046

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2020, we were in compliance with all of the covenants and requirements under the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $40.1 million and $53.4 million at December 31, 2020 and 2019, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 5.17%.

We retired outstanding debt totaling $65.3 million, $310.0 million, and $82.8 million during 2020, 2019, and 2018, respectively. The retirements in 2019 included a tender offer to retire $274.0 million of our unsecured senior notes maturing in 2021 which resulted in a loss of $4.9 million, which included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt, and which is reflected in other expense, net. In January 2021, the Company announced a tender offer expected to be completed in February 2021 for up to $300 million of our senior notes scheduled to mature in 2026 and 2027.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2020. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding and $249.7 million and $262.8 million of letters of credit issued under the Revolving Credit Facility at December 31, 2020 and 2019, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2020, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $750.3 million and $737.2 million as of December 31, 2020 and 2019, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures in July 2021. The maximum aggregate commitment was $420.0 million during the seasonally high borrowing period from December 28, 2020 through January 15, 2021. At all other times, the maximum aggregate commitment ranges from $230.0 million to $375.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $411.8 million and $326.6 million outstanding under the Repurchase Agreement at December 31, 2020, and 2019, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2020	2019
Available credit lines	$420,000	$375,000
Unused credit lines	$8,179	$48,427
Weighted-average interest rate	2.55%	4.16%

6. Shareholders’ equity

Our declared quarterly cash dividends totaled $135.1 million, $124.4 million, and $108.5 million in 2020, 2019, and 2018, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 4.5 million, 8.4 million, and 10.9 million shares in 2020, 2019, and 2018, respectively, for a total of $170.7 million, $274.3 million, and $294.6 million in 2020, 2019, and 2018, respectively. At December 31, 2020, we had remaining authorization to repurchase $354.9 million of common shares.

Under our stock compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2020, 2019, and 2018, employees surrendered shares valued at $14.9 million, $11.5 million, and $7.9 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted share units ("RSUs"), and performance shares to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. Options granted to employees generally vest incrementally over four years and are generally exercisable for ten years from the vest date. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. RSUs generally cliff vest after three years. RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2020, there were 23.1 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2020	2019	2018
RSUs and performance shares	$22,065	$21,538	$20,145
Long-term incentive plans	10,778	6,830	8,145
	$32,843	$28,368	$28,290
Stock options

A summary of stock option activity is presented below (000’s omitted, except per share data):

	2020		2019		2018
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	16	$8	563	$12	1,168	$11
Granted	—	—	—	—	—	—
Exercised	(15)	8	(547)	12	(605)	11
Forfeited	—	—	—	—	—	—
Outstanding, end of year	1	$8	16	$8	563	$12
Options exercisable at year end	1	$8	16	$8	563	$12

We did not issue any stock options during 2020, 2019, or 2018. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2020. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2020, 2019, and 2018 was $0.4 million, $10.5 million, and $11.7 million, respectively.

RSUs and performance shares

A summary of RSUs and performance shares is presented below (000’s omitted, except per share data):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2020		2019		2018
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	2,681	$26	3,074	$23	3,271	$19
Granted	625	43	932	27	833	31
Distributed	(952)	21	(1,181)	17	(786)	22
Forfeited	(169)	33	(144)	26	(244)	22
Outstanding, end of year	2,185	$32	2,681	$26	3,074	$23
Vested, end of year	184	$24	153	$20	129	$21

During 2020, 2019, and 2018, the total fair value of shares vested during the year was $20.4 million, $20.0 million, and $17.1 million, respectively. Unamortized compensation cost related to restricted share awards was $20.6 million at December 31, 2020. These costs will be expensed over a weighted-average period of approximately 2 years. Additionally, there were 0.2 million RSUs outstanding at December 31, 2020, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $19.1 million and $15.0 million at December 31, 2020 and 2019, respectively.

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2020	2019	2018
Current expense (benefit)
Federal	$159,677	$196,186	$(44,462)
State and other	24,580	21,252	7,202
	$184,257	$217,438	$(37,260)
Deferred expense (benefit)
Federal	$116,484	$74,700	$271,544
State and other	21,114	30,738	91,233
	$137,598	$105,438	$362,777
Income tax expense (benefit)	$321,855	$322,876	$325,517

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2020	2019	2018
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.3	3.7	4.0
Tax accounting method change	—	—	(2.5)
Federal tax credits	(4.8)	(0.2)	(0.4)
Changes in tax laws, including the Tax Act	—	0.2	1.0
Deferred tax asset valuation allowance	(0.8)	(0.4)	0.9
Other	(0.1)	(0.2)	0.2
Effective rate	18.6%	24.1%	24.2%

The 2020 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient home credits and changes in valuation allowances relating to projected utilization of certain state net operating loss ("NOL") carryforwards, partially offset by state income tax expense on current year earnings. Income tax expense for 2020 includes a benefit of $82.0 million associated with the extension of federal energy efficient home credits, including $56.8 million related to homes closed in prior open tax years. This provision, which had previously expired in 2017, has been extended to apply to homes closed through December 31, 2021. The 2019 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, changes in valuation allowances relating to projected utilization of certain state NOL carryforwards, and state tax law changes. The 2018 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, tax benefits due to Internal Revenue Service ("IRS") acceptance of a tax accounting method change applicable to the 2017 tax year, valuation allowances relating to projected utilization of certain NOL carryforwards, and state tax law changes. The acceptance of the tax accounting method change provided a deferral of profit on home sales, which resulted in a favorable adjustment in 2018 due to the tax rate reduction in the Tax Act.

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2020	2019
Deferred tax assets:
Accrued insurance	$135,703	$142,515
Inventory valuation reserves	78,518	97,585
Other	58,686	64,373
NOL carryforwards:
Federal	—	12,962
State	184,046	200,710
Tax credits	5,344	8,648
	462,297	526,793
Deferred tax liabilities:
Deferred income	(313,170)	(228,186)
Intangibles and other	(46,595)	(44,547)
	(359,765)	(272,733)
Valuation allowance	(69,813)	(83,953)
Net deferred tax asset	$32,719	$170,107

We have state NOLs in various jurisdictions which may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $36.4 million from 2021 to 2025 and $147.6 million from 2026 and thereafter.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $30.9 million and $40.3 million of gross unrecognized tax benefits at December 31, 2020 and 2019, respectively. If recognized, $24.4 million and $21.6 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $2.8 million and $6.5 million at December 31, 2020 and 2019, respectively.

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2020	2019	2018
Unrecognized tax benefits, beginning of period	$40,300	$30,554	$48,604
Increases related to positions taken during a prior period	—	2,376	5,389
Decreases related to positions taken during a prior period	(12,981)	(7,918)	(31,850)
Increases related to positions taken during the current period	11,001	16,332	8,411
Decreases related to settlements with taxing authorities	(7,465)	(1,044)	—
Unrecognized tax benefits, end of period	$30,855	$40,300	$30,554

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2016 to 2020.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2020	December 31, 2019

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$564,979	$508,967
Interest rate lock commitments	Level 2	16,161	8,202
Forward contracts	Level 2	(5,436)	(1,073)
Whole loan commitments	Level 2	(498)	596

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$582	$8,092
Land held for sale	Level 2	—	4,193

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$2,632,235	$1,251,456
Financial Services debt	Level 2	411,821	326,573
Senior notes payable	Level 2	3,375,564	3,098,665
Other notes payable	Level 2	40,098	53,381

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $2.7 billion at both December 31, 2020 and 2019.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2020	2019
Accounts and notes receivable:
Insurance receivables (Note 11)	$69,491	$118,366
Other receivables	140,726	129,781
	210,217	248,147
Prepaid expenses	128,472	123,220
Deposits and pre-acquisition costs (Note 1)	291,864	299,437
Property and equipment, net (Note 1)	131,744	111,713
Right-of-use assets (Note 11)	71,273	70,029
Income taxes receivable	59,827	2,285
Other	29,873	40,855
	$923,270	$895,686

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2020	2019
Self-insurance liabilities (Note 11)	$641,779	$709,798
Compensation-related liabilities	218,013	180,305
Lease liabilities (Note 11)	91,365	91,408
Warranty liabilities (Note 11)	82,744	91,389
Accrued interest	50,950	48,483
Loan origination liabilities (Note 11)	11,969	25,159
Other	310,223	288,919
	$1,407,043	$1,435,461

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2020 and 2018, we increased our loan origination liabilities by $26.4 million and $16.1 million, respectively, based on settlements of a number of claims related to loans originated prior to 2009. Reserves provided (released) are reflected in Financial Services expenses. Changes in these liabilities were as follows ($000's omitted):

	2020	2019	2018
Liabilities, beginning of period	$25,159	$50,282	$34,641
Reserves provided (released), net	26,410	(225)	16,130
Payments	(39,600)	(24,898)	(489)
Liabilities, end of period	$11,969	$25,159	$50,282
Given the unsettled claims, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of known and potential claims, actual costs could differ from our current estimates.

Community development and other special district obligations

A community development district (“CDD”) or similar development authority is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels and reflect our estimated obligations as part of our land development budgets.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $249.7 million and $1.5 billion, respectively, at December 31, 2020, and $262.8 million and $1.4 billion, respectively, at December 31, 2019. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	2020	2019	2018
Warranty liabilities, beginning of period	$91,389	$79,154	$72,709
Reserves provided	64,492	60,818	65,567
Payments	(70,869)	(75,635)	(64,525)
Other adjustments (a)	(2,268)	27,052	5,403
Warranty liabilities, end of period	$82,744	$91,389	$79,154

(a)Includes charges totaling $14.8 million in 2019 related to a closed-out community in Southeast.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $641.8 million and $709.8 million at December 31, 2020 and 2019, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% of the total general liability reserves at both December 31, 2020 and 2019. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2020, 2019, and 2018, we reduced reserves, primarily general liability reserves, by $93.4 million, $49.4 million, and $35.9 million respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2020	2019	2018
Balance, beginning of period	$709,798	$737,013	$758,812
Reserves provided	83,912	83,209	93,156
Adjustments to previously recorded reserves	(93,431)	(49,437)	(35,873)
Payments, net (a)	(58,500)	(60,987)	(79,082)
Balance, end of period	$641,779	$709,798	$737,013

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $69.5 million and $118.4 million at December 31, 2020 and 2019, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2020 and 2019, we recorded reserves against insurance receivables of $17.8 million and $22.6 million, respectively, in connection with policy settlement negotiations with certain of our carriers. We believe collection of our recorded insurance receivables is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcomes of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $71.3 million and $91.4 million, respectively, at December 31, 2020, and $70.0 million and $91.4 million at December 31, 2019, respectively. We recorded an additional $13.0 million and $17.6 million of lease liabilities under operating leases during 2020 and 2019, respectively. Payments on lease liabilities during 2020 and 2019 and totaled $19.8 million and $23.4 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $38.2 million, $36.4 million, and $33.6 million during 2020, 2019, and 2018, respectively. Our total lease expense in 2020 and 2019 is inclusive of variable lease costs of $6.2 million and $6.7 million, respectively, and short-term lease costs of $10.2 million and $9.6 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2020 were as follows ($000's omitted):

Years Ending December 31,
2021	$21,154
2022	22,412
2023	20,334
2024	14,032
2025	9,303
Thereafter	19,432
Total lease payments (a)	106,667
Less: Interest (b)	15,302
Present value of lease liabilities (c)	$91,365

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $1.7 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2020.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.4 years and 5.4%, respectively, at December 31, 2020.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Quarterly results (unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (a)
2020
Homebuilding:
Revenues	$2,240,430	$2,498,979	$2,848,086	$3,086,418	$10,673,913
Cost of revenues	(1,709,879)	(1,900,250)	(2,152,243)	(2,320,077)	(8,082,449)
Income before income taxes (b)	244,218	396,585	420,103	481,151	1,542,057
Financial Services:
Revenues	$54,550	$94,802	$106,871	$105,945	$362,169
Income before income taxes (c)	19,551	60,424	64,064	42,599	186,637
Consolidated results:
Revenues	$2,294,980	$2,593,781	$2,954,957	$3,192,363	$11,036,082
Income before income taxes	263,769	457,009	484,167	523,750	1,728,694
Income tax expense (d)	(60,058)	(108,389)	(67,769)	(85,639)	(321,855)
Net income	$203,711	$348,620	$416,398	$438,111	$1,406,839
Net income per share:
Basic	$0.75	$1.29	$1.54	$1.62	$5.19
Diluted	$0.74	$1.29	$1.54	$1.62	$5.18
Number of shares used in calculation:
Basic	270,000	268,324	268,363	267,561	268,553
Effect of dilutive securities	1,218	701	598	666	861
Diluted	271,218	269,025	268,961	268,227	269,414

(a)Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.
(b)Homebuilding income before income taxes includes a goodwill impairment charge of $20.2 million during the 1st Quarter (see Note 1); insurance reserve reversals of $93.4 million, of which $60.7 million and $34.1 million occurred during the 2nd and 4th Quarter, respectively (see Note 11); and reserves against insurance receivables of $17.8 million during the 4th Quarter.
(c)Financial Services income before income taxes includes $26.4 million of mortgage repurchase reserve charges, of which $22.0 million occurred during the 4th Quarter (see Note 11).
(d)Income tax expense includes energy efficient homes tax credits of $82.0 million, of which $53.2 million and $24.0 million occurred during the 3rd and 4th Quarter, respectively (see Note 8).

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

(a)Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.
(b)Cost of revenues includes a warranty charge related to a close-out community of $14.8 million, of which $9.0 million occurred during the 3rd Quarter (see Note 11).
(c)Homebuilding income before income taxes includes an insurance reserve reversal of $12.8 million and $31.1 million during the 2nd and 4th Quarters, respectively; and write-offs of insurance receivables of $11.6 million and $12.6 million in the 1st and 2nd Quarters, respectively (see Note 11).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-insured Risks

Description of the Matter	The Company’s reserves for self-insured risks totaled $641.8 million at December 31, 2020, of which the majority relates to incurred but not reported (“IBNR”) losses associated with exposures to construction defects on homes previously sold. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

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

Land Impairments

Description of the Matter	At December 31, 2020, the Company’s house and land inventory was $7.7 billion. As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company assesses each community to identify indicators of potential impairment. When an indicator of potential impairment is identified, the Company evaluates the recoverability of the community by comparing the expected undiscounted cash flows for the community to its carrying value. For any community whose carrying value exceeds the expected undiscounted cash flows, the Company estimates the fair value of the community, and impairment charges are recorded if the carrying value of the community exceeds its fair value. The Company recognized impairment charges of $7.0 million for the year ended December 31, 2020.

Auditing the Company's projected future undiscounted cash flows for a community involves subjectivity as estimates of such cash flows are sensitive to significant assumptions such as expected average selling prices and anticipated land development and house construction costs specific to each community.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes used to estimate the undiscounted cash flows of its communities with indicators of potential impairment. For example, we tested controls over the appropriateness of the assumptions and the completeness and accuracy of the data that management used in the undiscounted cash flow models.

Our testing of the Company’s undiscounted cash flow models included, among other audit procedures, assessing the methodologies used, evaluating the completeness and accuracy of the data used by management in its analysis, and evaluating the significant assumptions used by management to project future cash flows. We also compared community data to the Company’s accounting records and recalculated the Company’s estimated future cash flows.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1973.

Atlanta, GA
February 2, 2021

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

(a)Management’s Annual Report on Internal Control Over Financial Reporting

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2020. On January 24, 2020, the Company acquired the operations of Innovative Construction Group. As permitted by the Securities and Exchange Commission, management excluded such operations from its assessment of internal control over financial reporting as of December 31, 2020. Such operations constituted less than 1% of the Company’s consolidated total assets as of December 31, 2020, and less than 1% of the Company’s consolidated total revenues for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Innovative Construction Group, which is included in the 2020 consolidated financial statements of the Company and constituted less than 1% of consolidated total assets as of December 31, 2020 and less than 1% of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Innovative Construction Group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 2, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, GA
February 2, 2021

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

This Item is not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”), which will be filed no later than 120 days after December 31, 2020, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2021 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2021 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “2020 Executive Compensation” and “2020 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2021 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 (a)    The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements

(2)Financial Statement Schedules
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
Fourth Amendment to Amended and Restated Section 382 Rights Agreement, dated as of May 8, 2020, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on May 11, 2020)

	(g)	Description of the Registrant's Securities (Filed herewith)

(10)	(a)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)*

	(b)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)*

	(c)	PulteGroup, Inc. 2013 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

	(d)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(e)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(f)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

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

	(k)	Amendment Number Two to the PulteGroup, Inc. 2013 Stock Incentive Plan dated December 3, 2020 (Filed herewith)*

(l)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)*

(m)
Form of Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(n)
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

(s)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

(t)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(u)
Second Amended and Restated Credit Agreement dated June 22, 2018 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 22, 2018)

(v)
Amended and Restated Master Repurchase Agreement dated September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015)

(w)
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(x)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(y)
Fourth Amendment to Amended and Restated Master Repurchase Agreement dated December 27, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on December 29, 2016)

(z)
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

(aa)
Sixth Amendment to Amended and Restated Master Repurchase Agreement dated August 3, 2018 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2018)

(ab)
Ninth Amendment to Amended and Restated Master Repurchase Agreement dated August 1, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 5, 2019)

(ac)
Tenth Amendment to Amended and Restated Master Repurchase Agreement dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2019)

(ad)
Second Amended and Restated Master Repurchase Agreement dated July 30, 2020, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 3, 2020)

(ae)
Letter Agreement by and among William J. Pulte (grandson of the founder), William J. Pulte (founder), William J. Pulte Trust dtd 01/26/90, Joan B. Pulte Trust dtd 01/26/90 and PulteGroup, Inc., dated September 8, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on September 8, 2016)

(af)
Release, Non-Competition, Non-Solicitation and Confidentiality Agreement by and between PulteGroup, Inc. and Stephen Schlageter, dated as of May 8, 2020 (Incorporated by reference to Exhibit 10.1 of PulteGroup Inc.'s Current Report on Form 8-K, filed with the SEC on May 11, 2020)*

(21)		Subsidiaries of the Registrant (Filed herewith)

(22)		List of Guarantor Subsidiaries

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		InlineXBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 2, 2021	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 2, 2021

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ Brien P. O'Meara
Ryan R. Marshall	Robert T. O'Shaughnessy		Brien P. O'Meara
President and Chief Executive Officer (Principal Executive Officer) and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President and Controller (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Non-Executive Chairman of Board of Directors	}

Richard W. Dreiling	Member of Board of Directors	}

Thomas J. Folliard	Member of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Robert T. O'Shaughnessy

André J. Hawaux	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

J. Phillip Holloman	Member of Board of Directors	}

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

Lila Snyder	Member of Board of Directors	}