Form 10-Q
period 2021-03-31
PULTEGROUP INC/MI/
filed 2021-04-27
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
Number of common shares outstanding as of April 20, 2021: 262,966,121

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash and equivalents	$1,579,586	$2,582,205
Restricted cash	64,468	50,030
Total cash, cash equivalents, and restricted cash	1,644,054	2,632,235
House and land inventory	7,975,211	7,721,798
Land held for sale	31,796	27,962
Residential mortgage loans available-for-sale	495,049	564,979
Investments in unconsolidated entities	39,558	35,562
Other assets	969,437	923,270
Intangible assets	158,432	163,425
Deferred tax assets, net	132,204	136,267
	$11,445,741	$12,205,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$404,564	$511,321
Customer deposits	589,634	449,474
Deferred tax liabilities	110,884	103,548
Accrued and other liabilities	1,352,629	1,407,043
Financial Services debt	270,819	411,821
Notes payable	2,031,937	2,752,302
	4,760,467	5,635,509
Shareholders' equity	6,685,274	6,569,989
	$11,445,741	$12,205,498

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Homebuilding
Home sale revenues	$2,596,510	$2,221,503
Land sale and other revenues	27,159	18,927
	2,623,669	2,240,430
Financial Services	106,122	54,550
Total revenues	2,729,791	2,294,980

Homebuilding Cost of Revenues:
Home sale cost of revenues	(1,935,635)	(1,694,865)
Land sale and other cost of revenues	(24,636)	(15,014)
	(1,960,271)	(1,709,879)

Financial Services expenses	(39,674)	(34,949)
Selling, general, and administrative expenses	(271,686)	(263,669)
Loss on debt retirement	(61,469)	—
Goodwill impairment	—	(20,190)
Other expense, net	(2,639)	(2,524)
Income before income taxes	394,052	263,769
Income tax expense	(89,945)	(60,058)
Net income	$304,107	$203,711

Per share:
Basic earnings	$1.14	$0.75
Diluted earnings	$1.13	$0.74
Cash dividends declared	$0.14	$0.12

Number of shares used in calculation:
Basic	265,407	270,000
Effect of dilutive securities	605	1,218
Diluted	266,012	271,218

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$304,107	$203,711

Other comprehensive income, net of tax:
Change in value of derivatives	25	25
Other comprehensive income	25	25

Comprehensive income	$304,132	$203,736

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	505	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(37,325)	(37,325)
Share repurchases	(3,333)	(34)	—	—	(153,669)	(153,703)
Cash paid for shares withheld for taxes	—	—	—	—	(10,566)	(10,566)
Share-based compensation			8,555	—	—	8,555
Net income	—	—	—	—	304,107	304,107
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2021	263,637	$2,636	$3,274,154	$(120)	$3,408,604	$6,685,274

Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	1	—	51	—	—	51
Share issuances	738	7	4,088	—	—	4,095
Dividends declared	—	—	—	—	(32,609)	(32,609)
Share repurchases	(2,825)	(28)	—	—	(95,648)	(95,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,838)	(14,838)
Share-based compensation	—	—	8,187	—	—	8,187
Net income	—	—	—	—	203,711	203,711
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2020	268,149	$2,681	$3,247,475	$(220)	$2,280,455	$5,530,391

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$304,107	$203,711
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	11,391	19,955
Land-related charges	1,368	9,729
Loss on debt retirement	61,469	—
Goodwill impairment	—	20,190
Depreciation and amortization	17,142	15,149
Share-based compensation expense	11,630	11,479
Other, net	(687)	(903)
Increase (decrease) in cash due to:
Inventories	(243,947)	(189,364)
Residential mortgage loans available-for-sale	69,930	145,113
Other assets	(54,303)	(3,534)
Accounts payable, accrued and other liabilities	(1,352)	(26,910)
Net cash provided by (used in) operating activities	176,748	204,615
Cash flows from investing activities:
Capital expenditures	(14,752)	(20,139)
Investments in unconsolidated entities	(8,169)	(663)
Distributions of capital from unconsolidated entities	5,000	6,500
Business acquisition	(10,400)	(83,200)
Other investing activities, net	698	1,706
Net cash provided by (used in) investing activities	(27,623)	(95,796)
Cash flows from financing activities:
Repayments of notes payable	(794,435)	(9,245)
Borrowings under revolving credit facility	—	700,000
Financial Services borrowings (repayments), net	(141,002)	(56,573)
Stock option exercises	11	50
Share repurchases	(153,703)	(95,676)
Cash paid for shares withheld for taxes	(10,566)	(14,838)
Dividends paid	(37,611)	(32,740)
Net cash provided by (used in) financing activities	(1,137,306)	490,978
Net increase (decrease) in cash, cash equivalents, and restricted cash	(988,181)	599,797
Cash, cash equivalents, and restricted cash at beginning of period	2,632,235	1,251,456
Cash, cash equivalents, and restricted cash at end of period	$1,644,054	$1,851,253

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$17,368	$14,019
Income taxes paid (refunded), net	$15,574	$5,540
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business acquisition

On January 24, 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104.0 million, of which $83.2 million and $10.4 million was paid in January 2020 and 2021, respectively, while an additional payment of $10.4 million will be settled in 2022. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively, and $48.7 million of goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

Goodwill impairment

In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the short period of time between the acquisition and the March 31, 2020 valuation date.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2021	2020
Write-offs of deposits and pre-acquisition costs	$(1,368)	$(4,332)
Amortization of intangible assets	(4,992)	(4,557)
Interest income	631	3,807
Interest expense	(135)	(797)
Equity in earnings of unconsolidated entities	827	567
Miscellaneous, net	2,398	2,788
Total other expense, net	$(2,639)	$(2,524)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $589.6 million and $449.5 million at March 31, 2021 and December 31, 2020, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $39.4 million and $38.5 million at March 31, 2021 and December 31, 2020, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$304,107	$203,711
Less: earnings distributed to participating securities	(298)	(273)
Less: undistributed earnings allocated to participating securities	(2,154)	(1,537)
Numerator for basic earnings per share	$301,655	$201,901
Add back: undistributed earnings allocated to participating securities	2,154	1,537
Less: undistributed earnings reallocated to participating securities	(2,149)	(1,530)
Numerator for diluted earnings per share	$301,660	$201,908

Denominator:
Basic shares outstanding	265,407	270,000
Effect of dilutive securities	605	1,218
Diluted shares outstanding	266,012	271,218

Earnings per share:
Basic	$1.14	$0.75
Diluted	$1.13	$0.74

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2021 and December 31, 2020, residential mortgage loans available-for-sale had an aggregate fair value of $495.0 million and $565.0 million, respectively, and an aggregate outstanding principal balance of $481.5 million and $539.1 million, respectively. Net gains from the sale of mortgages were $77.4 million and $30.9 million in the three months ended March 31, 2021 and 2020, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2021 and December 31, 2020, we had aggregate IRLCs of $598.0 million and $367.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2021 and December 31, 2020, we had unexpired forward contracts of $887.0 million and $686.4 million, respectively, and whole loan investor commitments of $160.5 million and $169.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	March 31, 2021		December 31, 2020
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$17,374	$126	$16,179	$18
Forward contracts	14,011	295	501	5,937
Whole loan commitments	1,499	132	168	666
	$32,884	$553	$16,848	$6,621

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At March 31, 2021 and December 31, 2020, we reported $186.4 million and $176.2 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of March 31, 2021.

New accounting pronouncements

On January 1, 2021, we adopted ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of ASU 2019-12 did not have a material impact on our financial statements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2021	December 31, 2020
Homes under construction	$3,594,406	$3,086,740
Land under development	3,913,349	4,137,318
Raw land	467,456	497,740
	$7,975,211	$7,721,798

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2021	2020
Interest in inventory, beginning of period	$193,409	$210,383
Interest capitalized	34,627	39,913
Interest expensed	(34,684)	(36,871)
Interest in inventory, end of period	$193,352	$213,425

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2021 or December 31, 2020 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2021 and December 31, 2020 ($000’s omitted):

	March 31, 2021		December 31, 2020
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$142,771	$1,844,131	$126,900	$1,586,551
Other land options	177,049	2,460,589	164,964	2,187,017
	$319,820	$4,304,720	$291,864	$3,773,568

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended
		March 31,
	Statement of Operations Classification	2021	2020
Land impairments	Home sale cost of revenues	$—	$5,386
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	—	11
Write-offs of deposits and pre-acquisition costs	Other expense, net	1,368	4,332
		$1,368	$9,729

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2021	2020
Revenues:
Northeast	$176,467	$162,434
Southeast	436,779	382,394
Florida	625,241	506,689
Midwest	366,814	292,169
Texas	374,121	344,738
West	644,247	552,006
	2,623,669	2,240,430
Financial Services	106,122	54,550
Consolidated revenues	$2,729,791	$2,294,980

Income (loss) before income taxes:
Northeast	$25,894	$18,609
Southeast	71,322	54,744
Florida (a)	101,208	55,333
Midwest	52,864	31,462
Texas	65,648	53,595
West	98,832	67,255
Other homebuilding (b)	(88,064)	(36,780)
	327,704	244,218
Financial Services	66,348	19,551
Consolidated income before income taxes	$394,052	$263,769

(a)Includes goodwill impairment charge totaling $20.2 million (see Note 1) in the three months ended March 31, 2020.
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes a loss on debt retirement of $61.5 million in the three months ended March 31, 2021 (see Note 4).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2021	2020
Land-related charges (a):
Northeast	$116	$4,753
Southeast	456	748
Florida	131	522
Midwest	54	777
Texas	527	656
West	84	1,529
Other homebuilding	—	744
	$1,368	$9,729

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	March 31, 2021
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$384,606	$236,846	$41,641	$663,093	$766,691
Southeast	532,643	623,668	74,107	1,230,418	1,346,886
Florida	733,612	890,080	83,806	1,707,498	2,036,755
Midwest	421,833	389,098	16,556	827,487	949,539
Texas	413,218	417,342	114,603	945,163	1,040,459
West	1,053,317	1,123,844	122,283	2,299,444	2,582,835
Other homebuilding (a)	55,177	232,471	14,460	302,108	2,073,987
	3,594,406	3,913,349	467,456	7,975,211	10,797,152
Financial Services	—	—	—	—	648,589
	$3,594,406	$3,913,349	$467,456	$7,975,211	$11,445,741

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$342,737	$203,561	$68,865	$615,163	$712,205
Southeast	465,950	645,408	69,937	1,181,295	1,296,382
Florida	638,394	921,962	116,709	1,677,065	1,967,788
Midwest	364,839	424,169	18,173	807,181	911,984
Texas	354,256	458,893	66,024	879,173	955,436
West	874,673	1,212,730	142,380	2,229,783	2,519,724
Other homebuilding (a)	45,891	270,595	15,652	332,138	3,149,871
	3,086,740	4,137,318	497,740	7,721,798	11,513,390
Financial Services	—	—	—	—	692,108
	$3,086,740	$4,137,318	$497,740	$7,721,798	$12,205,498

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2021	December 31, 2020
4.250% unsecured senior notes due March 2021 (a)	$—	$425,954
5.500% unsecured senior notes due March 2026 (a)	500,000	700,000
5.000% unsecured senior notes due January 2027 (a)	500,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(12,222)	(13,750)
Total senior notes	1,987,778	2,712,204
Other notes payable	44,159	40,098
Notes payable	$2,031,937	$2,752,302
Estimated fair value	$2,507,209	$3,415,662

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the three months ended March 31, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $44.2 million and $40.1 million at March 31, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 5.17%.
Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both March 31, 2021 and December 31, 2020, and $235.7 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at March 31, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $764.3 million and $750.3 million at March 31, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $280.0 million at March 31, 2021 and increases to $375.0 million on May 25, 2021, which continues through maturity. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $270.8 million and $411.8 million outstanding under the Repurchase Agreement at March 31, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the three months ended March 31, 2021, we declared cash dividends totaling $37.3 million and repurchased 3.3 million shares under our repurchase authorization for $153.7 million. For the three months ended March 31, 2020, we declared cash dividends totaling $32.6 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. At March 31, 2021, we had remaining authorization to repurchase $201.2 million of common shares. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2021 and 2020, participants surrendered shares valued at $10.6 million and $14.8 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate in the three months ended March 31, 2021 and March 31, 2020 was 22.8% in each period. Our effective tax rate differs from the federal statutory rate primarily due to state tax expense partially offset by benefits associated with federal energy efficient home credits and equity compensation.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At March 31, 2021 and December 31, 2020, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $21.3 million and $32.7 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $33.5 million and $30.9 million of gross unrecognized tax benefits at March 31, 2021 and December 31, 2020, respectively. Additionally, we had accrued interest and penalties of $3.2 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2021	December 31, 2020

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$495,049	$564,979
Interest rate lock commitments	Level 2	17,248	16,161
Forward contracts	Level 2	13,716	(5,436)
Whole loan commitments	Level 2	1,367	(498)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$582

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,644,054	$2,632,235
Financial Services debt	Level 2	270,819	411,821
Senior notes payable	Level 2	2,463,050	3,375,564
Other notes payable	Level 2	44,159	40,098

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion and $2.7 billion at March 31, 2021 and December 31, 2020, respectively.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $235.7 million and $1.6 billion, respectively, at March 31, 2021, and $249.7 million and $1.5 billion, respectively, at December 31, 2020. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Warranty liabilities, beginning of period	$82,744	$91,389
Reserves provided	17,344	15,039
Payments	(15,493)	(18,276)
Other adjustments	(788)	243
Warranty liabilities, end of period	$83,807	$88,395

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

Our recorded reserves for all such claims totaled $653.1 million and $641.8 million at March 31, 2021 and December 31, 2020, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 67% and 68% of the total general liability reserves at March 31, 2021 and December 31, 2020, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$641,779	$709,798
Reserves provided	19,542	18,449
Adjustments to previously recorded reserves	(6,082)	1,300
Payments, net (a)	(2,171)	(10,375)
Balance, end of period	$653,068	$719,172

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $73.8 million and $69.5 million at March 31, 2021 and December 31, 2020, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $69.0 million and $88.3 million at March 31, 2021, respectively, and $71.3 million and $91.4 million at December 31, 2020, respectively. In the three months ended March 31, 2021 and 2020, we recorded an additional $1.1 million and $9.6 million of lease liabilities under operating leases, respectively. Payments on lease liabilities in the three months ended March 31, 2021 and 2020, totaled $5.3 million and $5.9 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2021 and 2020, our total lease expense was $10.2 million and $9.9 million, respectively, inclusive of variable lease costs of $1.9 million during both periods, as well as short-term lease costs of $2.9 million and $2.2 million, respectively. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of March 31, 2021 were as follows ($000's omitted):

Years Ending December 31,
2021 (a)	$15,969
2022	22,646
2023	20,567
2024	14,374
2025	9,521
Thereafter	19,578
Total lease payments (b)	102,655
Less: Interest (c)	14,324
Present value of lease liabilities (d)	$88,331

(a)Remaining payments are for the nine months ending December 31, 2021.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $1.7 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2021.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.4 years and 5.6%, respectively, at March 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We continue to experience very strong demand for our products as new orders increased 31% in the first quarter of 2021 compared with the prior year period, including significant increases across each of our first-time, move-up, and active adult buyer groups and in substantially all of our geographical markets. The higher demand for new housing has been driven by mortgage interest rates near historical lows, a limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers or to relocate from higher cost geographical regions.

While home closings increased 12% in the first quarter of 2021 compared with the prior year period, the increase continues to lag the growth in new orders in recent periods. This has combined to result in a 50% year-over-year increase in our order backlog. In part, this is the result of the normal timeline between receiving an order and delivering a home. However, we have also experienced periodic disruptions in our supply chain, including the availability of certain materials and construction labor combined with delays in municipal approvals and inspections, which has elongated the production cycle in many of our markets. We are also facing cost pressures related to labor and materials, especially lumber, although we have been and believe we will continue to be able to increase pricing to offset the majority of such cost increases due to the high consumer demand.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic will last. Therefore, the unpredictability of the current economic and public health conditions will continue to evolve. However, all of our operations are now functioning at effectively full capacity subject to health and safety protocols, and, with expectations for a material acceleration in economic growth as the pandemic continues to recede, we remain optimistic about future housing demand and our ability to continue expanding our business.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Income before income taxes:
Homebuilding	$327,704	$244,218
Financial Services	66,348	19,551
Income before income taxes	394,052	263,769
Income tax expense	(89,945)	(60,058)
Net income	$304,107	$203,711
Per share data - assuming dilution:
Net income	$1.13	$0.74
•Homebuilding income before income taxes in the three months ended March 31, 2021 increased 34% compared with the same period in 2020 primarily due to increased closings, higher gross margins, and improved overhead leverage. This increase is partially offset by a loss on debt retirement of $61.5 million in the three months ended March 31, 2021 (see Note 4). A goodwill impairment charge of $20.2 million was recorded in the three months ended March 31, 2020 (see Note 1).
•Financial Services income before income taxes in the three months ended March 31, 2021 increased 239% compared with the same period in 2020 as the result of higher volumes, which largely resulted from increased homebuilding volumes combined with an improved capture rate and margin per loan.
•Our effective tax rate in the three months ended March 31, 2021 and 2020 was 22.8%.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2021	2021 vs. 2020	2020
Home sale revenues	$2,596,510	17%	$2,221,503
Land sale and other revenues	27,159	43%	18,927
Total Homebuilding revenues	2,623,669	17%	2,240,430
Home sale cost of revenues (a)	(1,935,635)	14%	(1,694,865)
Land sale and other cost of revenues	(24,636)	64%	(15,014)
Selling, general, and administrative expenses ("SG&A")	(271,686)	3%	(263,669)
Loss on debt retirement	(61,469)	(b)	—
Goodwill impairment	—	(b)	(20,190)
Other expense, net	(2,539)	3%	(2,474)
Income before income taxes	$327,704	34%	$244,218

Supplemental data:
Gross margin from home sales	25.5%	180 bps	23.7%
SG&A as a percentage of home sale revenues	10.5%	(140) bps	11.9%
Closings (units)	6,044	12%	5,373
Average selling price	$430	4%	$413
Net new orders (c):
Units	9,852	31%	7,495
Dollars	$4,630,317	42%	$3,268,749
Cancellation rate	8%		13%
Average active communities	837	(4)%	873
Backlog at March 31:
Units	18,966	50%	12,629
Dollars	$8,826,989	58%	$5,583,051

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three months ended March 31, 2021 were higher than the prior year period by $375.0 million. This 17% increase was attributable to a 12% increase in closings combined with a 4% increase in average selling price. The increase in closings was primarily the result of favorable demand conditions. Beginning in March 2020, the COVID-19 pandemic began to unfavorably impact the demand environment. However, demand improved significantly beginning in June 2020 and has remained favorable entering 2021. The higher average selling price reflects the impact of pricing actions taken in response to the higher demand as well as increased input costs, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 25.5% in the three months ended March 31, 2021 compared to 23.7% in the three months ended March 31, 2020. Gross margins in the three months ended March 31, 2021 remained higher than recent levels and reflect a combination of factors, including: strong consumer demand, the low mortgage interest rate environment, and limited supplies of new and existing housing inventory. As a result, the pricing environment remains strong, which has allowed us to effectively manage pressure in house and land costs through pricing actions. While costs related to lumber remain at or near historical highs, and we are experiencing higher costs related to other materials, labor, and land acquisition and development, we have been able to more than offset these cost increases through price increases and improved operational efficiency.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $2.5 million in the three months ended March 31, 2021 compared to $3.9 million in the three months ended March 31, 2020.

SG&A

SG&A as a percentage of home sale revenues was 10.5% in the three months ended March 31, 2021 compared with 11.9% in the three months ended March 31, 2020. The gross dollar amount of our SG&A increased $8.0 million in the three months ended March 31, 2021 compared to March 31, 2020. The change in gross dollars in the three months ended March 31, 2021 resulted primarily from the higher production volume in the three months ended March 31, 2021 compared to the same period in 2020. The improvement in SG&A as a percentage of home sale revenues is primarily attributable to leverage gained from the higher revenues. We experienced lower insurance costs in the three months ended March 31, 2021 relative to the prior year period, but that was offset by higher incentive compensation accruals due to the Company's strong operating performance.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2021	2020
Write-offs of deposits and pre-acquisition costs	$(1,368)	$(4,332)
Amortization of intangible assets	(4,992)	(4,557)
Interest income	631	3,807
Interest expense	(135)	(797)
Equity in earnings of unconsolidated entities	827	567
Miscellaneous, net	2,498	2,838
Total other expense, net	$(2,539)	$(2,474)

Net new orders

Net new orders in units increased 31% while net new orders in dollars increased 42% in the three months ended March 31, 2021 as compared with the prior year period. The higher net new order volume in 2021 reflects favorable demand conditions as discussed above. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 8% in the three months ended March 31, 2021, compared to 13% for the same period in 2020. Ending backlog, which represents orders for homes that have not yet closed, increased 58% at March 31, 2021 compared with March 31, 2020. As discussed above, the higher backlog is primarily attributable to increased new orders, but we have also experienced production delays that have contributed to longer cycle times.

Homes in production

The following is a summary of our homes in production:

	March 31, 2021	March 31, 2020
Sold	12,930	8,955
Unsold
Under construction	1,675	2,491
Completed	123	642
	1,798	3,133
Models	1,248	1,357
Total	15,976	13,445

The number of homes in production at March 31, 2021 was 19% higher than at March 31, 2020. The increase in homes under production is the result of the significant increase in demand and the resulting increase in the backlog of sold homes, coupled with slightly elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. Lower unsold inventory reflects the strong demand environment.

Controlled lots

The following is a summary of our lots under control at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	5,074	3,969	9,043	4,956	4,001	8,957
Southeast	15,298	22,130	37,428	15,051	18,248	33,299
Florida	19,824	28,717	48,541	20,737	24,396	45,133
Midwest	9,915	17,389	27,304	9,728	14,734	24,462
Texas	17,913	16,066	33,979	15,923	17,841	33,764
West	25,930	11,468	37,398	24,968	9,769	34,737
Total	93,954	99,739	193,693	91,363	88,989	180,352

Developed (%)	42%	16%	29%	43%	16%	30%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. Additionally, we continue to increase the percentage of our lots that are controlled via land option agreement. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $4.3 billion at March 31, 2021. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $319.8 million, of which $15.6 million is refundable at March 31, 2021.

Homebuilding Segment Operations

As of March 31, 2021, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2021	2021 vs. 2020	2020
Home sale revenues:
Northeast	$176,417	9%	$162,380
Southeast	436,267	14%	382,141
Florida	600,942	23%	490,028
Midwest	365,778	26%	290,933
Texas	373,261	8%	344,508
West	643,845	17%	551,513
	$2,596,510	17%	$2,221,503
Income (loss) before income taxes (a):
Northeast	$25,894	39%	$18,609
Southeast	71,322	30%	54,744
Florida (b)	101,208	83%	55,333
Midwest	52,864	68%	31,462
Texas	65,648	22%	53,595
West	98,832	47%	67,255
Other homebuilding (c)	(88,064)	(139)%	(36,780)
	$327,704	34%	$244,218
(a)Includes land-related charges as summarized in the below table.
(b)Includes goodwill impairment charge totaling $20.2 million in the three months ended March 31, 2020.
(c)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes a loss on debt retirement of $61.5 million in the three months ended March 31, 2021 (see Note 4).

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2021	2021 vs. 2020	2020
Closings (units):
Northeast	317	2%	310
Southeast	1,054	14%	928
Florida	1,420	17%	1,210
Midwest	839	19%	708
Texas	1,225	9%	1,128
West	1,189	9%	1,089
	6,044	12%	5,373

Average selling price:
Northeast	$557	6%	$524
Southeast	414	1%	412
Florida	423	4%	405
Midwest	436	6%	411
Texas	305	—%	305
West	542	7%	506
	$430	4%	$413

Net new orders - units:
Northeast	608	36%	448
Southeast	1,561	37%	1,141
Florida	2,404	43%	1,685
Midwest	1,561	53%	1,019
Texas	1,892	25%	1,509
West	1,826	8%	1,693
	9,852	31%	7,495

Net new orders - dollars:
Northeast	$351,240	37%	$256,013
Southeast	708,295	49%	473,880
Florida	1,134,296	64%	692,717
Midwest	706,430	58%	446,357
Texas	630,291	38%	455,789
West	1,099,765	17%	943,993
	$4,630,317	42%	$3,268,749

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2021	2021 vs. 2020	2020
Cancellation rates:
Northeast	5%		13%
Southeast	6%		11%
Florida	9%		12%
Midwest	5%		11%
Texas	11%		17%
West	10%		14%
	8%		13%

Unit backlog:
Northeast	1,244	71%	727
Southeast	2,847	37%	2,078
Florida	4,638	67%	2,781
Midwest	2,921	58%	1,851
Texas	3,720	67%	2,231
West	3,596	21%	2,961
	18,966	50%	12,629

Backlog dollars:
Northeast	$736,146	67%	$441,330
Southeast	1,302,937	49%	875,208
Florida	2,161,220	83%	1,180,950
Midwest	1,331,288	65%	807,401
Texas	1,238,121	76%	702,149
West	2,057,277	31%	1,576,013
	$8,826,989	58%	$5,583,051

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2021	2020
Land-related charges (a):
Northeast	$116	$4,753
Southeast	456	748
Florida	131	522
Midwest	54	777
Texas	527	656
West	84	1,529
Other homebuilding	—	744
	$1,368	$9,729
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the first quarter of 2021, Northeast home sale revenues increased by 9% when compared with the prior year period due to a 2% increase in closings combined with a 6% increase in average selling price. The increase in closings and average selling price was mixed among markets. Income before income taxes increased 39% primarily as a result of the increased revenues, as well as improved gross margins and overhead management which occurred across the majority of markets. Net new orders increased across all markets.

Southeast

For the first quarter of 2021, Southeast home sale revenues increased 14% compared with the prior year period as the result of a 14% increase in closings combined with a 1% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 30% primarily due to the increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders increased across all markets.

Florida

For the first quarter of 2021, Florida home sale revenues increased 23% compared with the prior year period due to a 17% increase in closings combined with a 4% increase in the average selling price. The increased closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 83% due to the increased revenues, as well as improved margins. Net new orders increased across all markets.

Midwest

For the first quarter of 2021, Midwest home sale revenues increased 26% compared with the prior year period due to a 19% increase in closings combined with a 6% increase in average selling price. The increase in closings and average selling price occurred across substantially all markets. Income before income taxes increased 68% primarily due to the increased revenues, as well as improved overhead management and gross margins across all markets. Net new orders increased across all markets.

Texas

For the first quarter of 2021, Texas home sale revenues increased 8% compared with the prior year period due to a 9% increase in closings partially offset by a slight decrease in average selling price. The increase in closings occurred across all markets except Austin due to timing issues. Our Texas operations were unfavorably impacted in March 2021 by power outages resulting from severe weather conditions, but the impact primarily represented delayed activity and was not material. Income before income taxes increased 22% primarily due to the increased revenues, as well as price improved overhead management and gross margins. Net new orders increased across all markets.

West

For the first quarter of 2021, West home sale revenues increased 17% compared with the prior year period due to a 9% increase in closings combined with a 7% increase in average selling price. The increase in closings and average selling prices was mixed among markets. Income before income taxes increased 47% primarily due to the increased revenues, as well as improved overhead management and gross margins across all markets. Net new orders increased across the majority of markets.

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

	Three Months Ended
	March 31,
	2021	2021 vs. 2020	2020
Mortgage revenues	$89,040	119%	$40,734
Title services revenues	14,333	17%	12,202
Insurance brokerage commissions	2,749	70%	1,614
Total Financial Services revenues	106,122	95%	54,550
Expenses	(39,674)	14%	(34,949)
Other income (expense), net	(100)	(a)	(50)
Income before income taxes	$66,348	239%	$19,551
Total originations:
Loans	4,708	22%	3,870
Principal	$1,564,668	29%	$1,213,266

(a)Percentage not meaningful

	Three Months Ended
	March 31,
	2021	2020
Supplemental data:
Capture rate	88.3%	86.8%
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	21%
Other agency	74%	71%
Total agency	95%	92%
Non-agency	5%	8%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues in the three months ended March 31, 2021 increased 95% compared with the comparable prior year period as the result of increased homebuilding volumes combined with an improved capture rate and improved margin per loan. Mortgage interest rates continued at or near historically low levels in the three months ended March 31, 2021, which contributed to the higher margin per loan as continued demand for refinancing production within the mortgage industry resulted in a favorable pricing environment for new originations.

Income before income taxes

Income before income taxes in the three months ended March 31, 2021 increased 239% compared with the same period in 2020 as the result of higher revenues and margins and improved expense leverage.

Income Taxes

Our effective tax rate in the three months ended March 31, 2021 and 2020 was 22.8% in each period. The 2021 tax rate includes a larger benefit for federal energy efficient home credits compared to a higher equity compensation benefit in the 2020 tax rate.

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

At March 31, 2021, we had unrestricted cash and equivalents of $1.6 billion, restricted cash balances of $64.5 million, and $764.3 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 23.3% at March 31, 2021, as compared with 29.5% at December 31, 2020.

Unsecured senior notes

We had $2.0 billion and $2.7 billion of unsecured senior notes outstanding at March 31, 2021 and December 31, 2020, respectively, with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the three months ended March 31, 2021, we retired $200.0 million and $100.0 million of our unsecured notes maturing in 2026 and 2027, respectively, through a previously announced cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt. We also retired $426.0 million of senior notes scheduled to mature in March 2021.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $44.2 million and $40.1 million at March 31, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally do not have recourse to other assets. The stated interest rates on these notes range up to 5.17%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at either March 31, 2021 or December 31, 2020, and $235.7 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at March 31, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $764.3 million and $750.3 million at March 31, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $280.0 million at March 31, 2021 and increases to $375.0 million on May 25, 2021, which continues through maturity. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $270.8 million and $411.8 million outstanding under the Repurchase Agreement at March 31, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

In the three months ended March 31, 2021, we declared cash dividends totaling $37.3 million and repurchased 3.3 million shares under our repurchase authorization totaling $153.7 million. At March 31, 2021, we had remaining authorization to repurchase $201.2 million of common shares. On April 26, 2021, the Board of Directors approved an increase to our share repurchase authorization to $1.0 billion.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2021 was $176.7 million, compared with net cash provided by operating activities of $204.6 million in the three months ended March 31, 2020. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations in the three months ended March 31, 2021 was primarily due to our net income of $304.1 million, which included various non-cash items including a loss on debt retirement of $61.5 million, and a seasonal $69.9 million decrease in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $243.9 million, which was primarily attributable to higher house inventory in production resulting from the higher order backlog.

Net cash provided by operating activities in the three months ended March 31, 2020 was $204.6 million. The positive cash flow from operations in the three months ended March 31, 2020 was primarily due to our net income of $203.7 million, which included various non-cash items, and a seasonal $145.1 million reduction in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $189.4 million resulting from a seasonal build of house inventory.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2021 was $27.6 million, compared with net cash used in investing activities of $95.8 million in the three months ended March 31, 2020. Cash outflows in 2021 primarily reflected a $10.4 million deferred payment related to the acquisition of ICG, as well as capital expenditures of $14.8 million related to our ongoing investments in new communities and information technology applications.

Net cash used in investing activities in the three months ended March 31, 2020 was $95.8 million. These cash outflows primarily reflected our acquisition of ICG in January 2020 for $83.2 million, as well as capital expenditures of $20.1 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2021 totaled $1.1 billion, compared with net cash provided by financing activities of $491.0 million in the three months ended March 31, 2020. The net cash used in financing activities in the three months ended March 31, 2021 resulted primarily from the repurchase of 3.3 million common shares for $153.7 million under our share repurchase authorization, repayments of debt totaling $794.4 million, payments of $37.6 million in cash dividends, and net repayments of $141.0 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash provided by financing activities in the three months ended March 31, 2020 resulted primarily from borrowings of $700.0 million on our Revolving Credit Facility, partially offset by the repurchase of 2.8 million common shares for $95.7 million under our repurchase authorization, repayments of debt totaling $9.2 million, payments of $32.7 million in cash dividends, and net repayments of $56.6 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our results in the three months ended March 31, 2021 are not necessarily indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the retirement of $426 million, $200 million, and $100 million of unsecured senior notes scheduled to mature in March 2021, March 2026, and January 2027, respectively.

Supplemental Guarantor Financial Information

As of March 31, 2021, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that such Guarantor:

(a) incurred the guarantee with the intent of hindering, delaying or defrauding creditors; or

(b) received less than reasonably equivalent value or fair consideration in return for incurring the guarantee and, in the case of any one of the following is also true at the time thereof:

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	March 31, 2021
Cash, cash equivalents, and restricted cash	$1,576,132
House and land inventory	7,853,155
Total assets	10,457,595

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,101,041
Notes payable	2,031,937
Amount due to Non-Guarantor Subsidiaries	61,227
Total liabilities	4,246,464

Three Months Ended
Summarized Statement of Operations Data	March 31, 2021
Revenues	$2,536,892
Cost of revenues	1,889,395
Selling, general, and administrative expenses	264,252
Income before income taxes	315,600

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2021, we had outstanding letters of credit totaling $235.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.6 billion at March 31, 2021, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2021, these agreements had an aggregate remaining purchase price of $4.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates in the three months ended March 31, 2021 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2021 ($000’s omitted):

	As of March 31, 2021 for the Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$29,154	$14,655	$350	$—	$—	$2,000,000	$2,044,159	$2,507,209
Average interest rate	0.56%	0.28%	—%	—%	—%	5.98%	5.86%

Variable rate debt (a)	$270,819	$—	$—	$—	$—	$—	$270,819	$270,819
Average interest rate	2.50%	—%	—%	—%	—%	—%	2.50%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at March 31, 2021.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; the negative impact of the COVID-19 pandemic on our financial position and ability to continue our Homebuilding or Financial Services activities at normal levels or at all in impacted areas; the duration, effect and severity of the COVID-19 pandemic; the measures that governmental authorities take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned and/or other risks and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and other public filings with the Securities and Exchange Commission (the "SEC") for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting in the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2021 to January 31, 2021	966,694	$43.33	966,694	$312,983
February 1, 2021 to February 28, 2021	935,919	$46.36	935,919	$269,597
March 1, 2021 to March 31, 2021	1,430,486	$47.84	1,430,486	$201,170
Total	3,333,099	$46.11	3,333,099

(1)     In the three months ended March 31, 2021, participants surrendered 0.2 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization totaling $500.0 million in May 2019. In the three months ended March 31, 2021, we repurchased 3.3 million shares for a total of $153.7 million under the share repurchase program authorized by our Board of Directors. There is no expiration date for this program, under which $201.2 million remained as of March 31, 2021. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion under the program.

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

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 27, 2021