Form 10-Q
period 2021-06-30
PULTEGROUP INC/MI/
filed 2021-07-27
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTEGROUP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Road NE, Suite 1500
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
Number of common shares outstanding as of July 20, 2021: 259,524,310

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash and equivalents	$1,663,270	$2,582,205
Restricted cash	57,852	50,030
Total cash, cash equivalents, and restricted cash	1,721,122	2,632,235
House and land inventory	8,378,951	7,721,798
Land held for sale	38,574	27,962
Residential mortgage loans available-for-sale	581,150	564,979
Investments in unconsolidated entities	44,800	35,562
Other assets	1,020,518	923,270
Intangible assets	153,464	163,425
Deferred tax assets	143,441	136,267
	$12,082,020	$12,205,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$441,826	$511,321
Customer deposits	730,995	449,474
Deferred tax liabilities	115,519	103,548
Accrued and other liabilities	1,436,251	1,407,043
Financial Services debt	352,627	411,821
Notes payable	2,046,334	2,752,302
	5,123,552	5,635,509
Shareholders' equity	6,958,468	6,569,989
	$12,082,020	$12,205,498

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Homebuilding
Home sale revenues	$3,235,379	$2,472,029	$5,831,889	$4,693,532
Land sale and other revenues	33,076	26,950	60,235	45,877
	3,268,455	2,498,979	5,892,124	4,739,409
Financial Services	91,029	94,802	197,150	149,352
Total revenues	3,359,484	2,593,781	6,089,274	4,888,761

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,375,495)	(1,880,209)	(4,311,130)	(3,575,074)
Land sale and other cost of revenues	(31,195)	(20,041)	(55,831)	(35,055)
	(2,406,690)	(1,900,250)	(4,366,961)	(3,610,129)

Financial Services expenses	(40,411)	(34,378)	(80,086)	(69,327)
Selling, general, and administrative expenses	(272,286)	(196,858)	(543,973)	(460,527)
Loss on debt retirement	—	—	(61,469)	—
Goodwill impairment	—	—	—	(20,190)
Other expense, net	(624)	(5,286)	(3,259)	(7,810)
Income before income taxes	639,473	457,009	1,033,526	720,778
Income tax expense	(136,074)	(108,389)	(226,020)	(168,447)
Net income	$503,399	$348,620	$807,506	$552,331

Per share:
Basic earnings	$1.91	$1.29	$3.04	$2.03
Diluted earnings	$1.90	$1.29	$3.03	$2.03
Cash dividends declared	$0.14	$0.12	$0.28	$0.24

Number of shares used in calculation:
Basic	262,099	268,324	263,744	269,167
Effect of dilutive securities	648	701	627	960
Diluted	262,747	269,025	264,371	270,127

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$503,399	$348,620	$807,506	$552,331

Other comprehensive income, net of tax:
Change in value of derivatives	25	25	50	50
Other comprehensive income	25	25	50	50

Comprehensive income	$503,424	$348,645	$807,556	$552,381

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, March 31, 2021	263,637	$2,636	$3,274,154	$(120)	$3,408,604	$6,685,274
Share issuances	12	—	—	—	—	—
Dividends declared	—	—	—	—	(36,814)	(36,814)
Share repurchases	(3,582)	(36)	—	—	(199,964)	(200,000)
Cash paid for shares withheld for taxes	—	—	—	—	(41)	(41)
Share-based compensation	—	—	6,625	—	—	6,625
Net income	—	—	—	—	503,399	503,399
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468

Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	517	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(74,139)	(74,139)
Share repurchases	(6,915)	(70)	—	—	(353,633)	(353,703)
Cash paid for shares withheld for taxes	—	—	—	—	(10,607)	(10,607)
Share-based compensation	—	—	15,180	—	—	15,180
Net income	—	—	—	—	807,506	807,506
Other comprehensive income	—	—	—	50	—	50
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468

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

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$807,506	$552,331
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	4,781	49,661
Land-related charges	3,254	12,181
Loss on debt retirement	61,469	—
Goodwill impairment	—	20,190
Depreciation and amortization	35,407	31,538
Share-based compensation expense	21,603	16,682
Other, net	(2,922)	(975)
Increase (decrease) in cash due to:
Inventories	(632,647)	101,766
Residential mortgage loans available-for-sale	(16,384)	114,139
Other assets	(85,049)	(3,772)
Accounts payable, accrued and other liabilities	235,050	(85,869)
Net cash provided by (used in) operating activities	432,068	807,872
Cash flows from investing activities:
Capital expenditures	(31,547)	(36,746)
Investments in unconsolidated entities	(15,920)	(664)
Distributions of capital from unconsolidated entities	10,500	13,619
Business acquisition	(10,400)	(83,256)
Other investing activities, net	(17)	1,597
Net cash provided by (used in) investing activities	(47,384)	(105,450)
Cash flows from financing activities:
Repayments of notes payable	(797,395)	(10,106)
Borrowings under revolving credit facility	—	700,000
Repayments under revolving credit facility	—	(700,000)
Financial Services borrowings (repayments), net	(59,193)	(70,214)
Stock option exercises	11	99
Share repurchases	(353,703)	(95,676)
Cash paid for shares withheld for taxes	(10,607)	(14,853)
Dividends paid	(74,910)	(65,332)
Net cash provided by (used in) financing activities	(1,295,797)	(256,082)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(911,113)	446,340
Cash, cash equivalents, and restricted cash at beginning of period	2,632,235	1,251,456
Cash, cash equivalents, and restricted cash at end of period	$1,721,122	$1,697,796

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$11,606	$3,206
Income taxes paid (refunded), net	$154,658	$5,865

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

Business acquisition

On January 24, 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104.0 million, of which $83.3 million and $10.4 million was paid in January 2020 and 2021, respectively, while an additional payment of $10.4 million will be settled in 2022. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively, and $48.7 million of goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

Goodwill impairment

In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the period of time between the acquisition and the March 31, 2020 valuation date.

Restructuring costs

We recorded severance expense of $10.3 million in the three months ended June 30, 2020 as we took actions to reduce overhead expenses in response to lower demand in March through May of 2020 resulting from the COVID-19 pandemic.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Write-offs of deposits and pre-acquisition costs	$(1,866)	$(2,311)	$(3,235)	$(6,643)
Amortization of intangible assets	(4,968)	(5,045)	(9,961)	(9,602)
Interest income	473	1,326	1,105	5,133
Interest expense	(138)	(3,000)	(272)	(3,796)
Equity in earnings of unconsolidated entities	4,190	334	5,017	902
Miscellaneous, net	1,685	3,410	4,087	6,196
Total other expense, net	$(624)	$(5,286)	$(3,259)	$(7,810)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $731.0 million and $449.5 million at June 30, 2021 and December 31, 2020, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $40.6 million and $38.5 million at June 30, 2021 and December 31, 2020, respectively.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$503,399	$348,620	$807,506	$552,331
Less: earnings distributed to participating securities	(294)	(265)	(592)	(538)
Less: undistributed earnings allocated to participating securities	(3,731)	(2,602)	(5,908)	(4,358)
Numerator for basic earnings per share	$499,374	$345,753	$801,006	$547,435
Add back: undistributed earnings allocated to participating securities	3,731	2,602	5,908	4,358
Less: undistributed earnings reallocated to participating securities	(3,722)	(2,595)	(5,895)	(4,342)
Numerator for diluted earnings per share	$499,383	$345,760	$801,019	$547,451

Denominator:
Basic shares outstanding	262,099	268,324	263,744	269,167
Effect of dilutive securities	648	701	627	960
Diluted shares outstanding	262,747	269,025	264,371	270,127

Earnings per share:
Basic	$1.91	$1.29	$3.04	$2.03
Diluted	$1.90	$1.29	$3.03	$2.03

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2021 and December 31, 2020, residential mortgage loans available-for-sale had an aggregate fair value of $581.2 million and $565.0 million, respectively, and an aggregate outstanding principal balance of $561.2 million and $539.1 million, respectively. Net gains from the sale of mortgages were $56.7 million and $66.3 million for the three months ended June 30, 2021 and 2020, respectively, and $134.2 million and $97.2 million for the six months ended June 30, 2021 and 2020, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2021 and December 31, 2020, we had aggregate IRLCs of $492.5 million and $367.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2021 and December 31, 2020, we had unexpired forward contracts of $815.0 million and $686.4 million, respectively, and whole loan investor commitments of $208.7 million and $169.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2021		December 31, 2020
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$14,927	$134	$16,179	$18
Forward contracts	371	1,392	501	5,937
Whole loan commitments	709	710	168	666
	$16,007	$2,236	$16,848	$6,621

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At June 30, 2021 and December 31, 2020, we reported $198.4 million and $176.2 million, respectively, of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of June 30, 2021.

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

On January 1, 2020, we adopted ASC 326, which changed the impairment model for most financial assets and certain other instruments from an "incurred loss" approach to an "expected credit loss" methodology. We adopted ASC 326 using the modified retrospective transition method. ASC 326 requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Our adoption of ASC 326 resulted in a $0.7 million decrease to retained earnings as of January 1, 2020.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2021	December 31, 2020
Homes under construction	$4,079,383	$3,086,740
Land under development	3,808,810	4,137,318
Raw land	490,758	497,740
	$8,378,951	$7,721,798

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest in inventory, beginning of period	$193,352	$213,425	$193,409	$210,383
Interest capitalized	31,476	39,686	66,103	79,599
Interest expensed	(39,395)	(45,169)	(74,079)	(82,040)
Interest in inventory, end of period	$185,433	$207,942	$185,433	$207,942

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2021 or December 31, 2020 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2021 and December 31, 2020 ($000’s omitted):

	June 30, 2021		December 31, 2020
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$126,617	$1,866,043	$126,900	$1,586,551
Other land options	200,303	2,889,793	164,964	2,187,017
	$326,920	$4,755,836	$291,864	$3,773,568

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Six Months Ended
		June 30, 2021		June 30, 2020
	Statement of Operations Classification	2021	2020	2021	2020
Land impairments	Home sale cost of revenues	$—	$—	$—	$5,386
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	19	142	19	152
Write-offs of deposits and pre-acquisition costs	Other expense, net	1,866	2,311	3,235	6,643
		$1,885	$2,453	$3,254	$12,181

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Northeast	$285,874	$141,478	$462,342	$303,912
Southeast	517,256	457,863	954,034	840,257
Florida	791,564	581,520	1,416,805	1,088,209
Midwest	465,590	339,680	832,403	631,849
Texas	470,294	365,348	844,416	710,086
West	737,877	613,090	1,382,124	1,165,096
	3,268,455	2,498,979	5,892,124	4,739,409
Financial Services	91,029	94,802	197,150	149,352
Consolidated revenues	$3,359,484	$2,593,781	$6,089,274	$4,888,761

Income (loss) before income taxes:
Northeast	$53,300	$18,944	$79,194	$37,553
Southeast	93,444	72,780	164,766	127,524
Florida (a)	147,833	97,263	249,040	152,596
Midwest	70,804	43,607	123,668	75,069
Texas	84,388	59,909	150,037	113,504
West	131,070	90,164	229,902	157,419
Other homebuilding (b)	7,180	13,918	(80,884)	(22,861)
	588,019	396,585	915,723	640,804
Financial Services	51,454	60,424	117,803	79,974
Consolidated income before income taxes	$639,473	$457,009	$1,033,526	$720,778

(a)Includes goodwill impairment charge totaling $20.2 million (see Note 1) in the six months ended June 30, 2020.
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance adjustments of $46.2 million and $52.3 million for the three and six months ended June 30, 2021, respectively, and $60.7 million and $59.4 million for the three and six months ended June 30, 2020 (see Note 8). Other homebuilding also includes a loss on debt retirement of $61.5 million in the six months ended June 30, 2021 (see Note 4).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Land-related charges (a):
Northeast	$18	$92	$134	$4,845
Southeast	883	929	1,339	1,676
Florida	302	459	433	981
Midwest	438	499	492	1,275
Texas	263	329	791	986
West	(19)	145	65	1,674
Other homebuilding	—	—	—	744
	$1,885	$2,453	$3,254	$12,181

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	June 30, 2021
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$379,303	$230,831	$28,960	$639,094	$735,366
Southeast	631,880	576,612	59,327	1,267,819	1,405,516
Florida	803,909	860,922	74,281	1,739,112	2,100,982
Midwest	522,661	376,402	25,872	924,935	1,041,914
Texas	468,435	417,435	95,595	981,465	1,082,300
West	1,213,043	1,089,048	192,561	2,494,652	2,734,463
Other homebuilding (a)	60,152	257,560	14,162	331,874	2,249,872
	4,079,383	3,808,810	490,758	8,378,951	11,350,413
Financial Services	—	—	—	—	731,607
	$4,079,383	$3,808,810	$490,758	$8,378,951	$12,082,020

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2021	December 31, 2020
4.250% unsecured senior notes due March 2021 (a)	$—	$425,954
5.500% unsecured senior notes due March 2026 (a)	500,000	700,000
5.000% unsecured senior notes due January 2027 (a)	500,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(11,862)	(13,750)
Total senior notes	1,988,138	2,712,204
Other notes payable	58,196	40,098
Notes payable	$2,046,334	$2,752,302
Estimated fair value	$2,582,456	$3,415,662

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the six months ended June 30, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable include notes with third parties that totaled $58.2 million and $40.1 million at June 30, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both June 30, 2021 and December 31, 2020, and $260.9 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at June 30, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $739.1 million and $750.3 million at June 30, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $375.0 million at June 30, 2021, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $352.6 million and $411.8 million outstanding under the Repurchase Agreement at June 30, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the six months ended June 30, 2021, we declared cash dividends totaling $74.1 million and repurchased 6.9 million shares under our repurchase authorization for $353.7 million. In the six months ended June 30, 2020, we declared cash dividends totaling $65.1 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At June 30, 2021, we had remaining authorization to repurchase $1.0 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2021 and 2020, participants surrendered shares valued at $10.6 million and $14.9 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate for the three and six months ended June 30, 2021 was 21.3% and 21.9%, respectively, compared to 23.7% and 23.4%, respectively, for the same periods in 2020. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense, partially offset by benefits associated with federal energy efficient home credits. The effective tax rate for 2021 also reflects a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At June 30, 2021 and December 31, 2020, we had net deferred tax assets of $27.9 million and $32.7 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $35.1 million and $30.9 million of gross unrecognized tax benefits at June 30, 2021 and December 31, 2020, respectively. Additionally, we had accrued interest and penalties of $3.3 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2021	December 31, 2020

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$581,150	$564,979
Interest rate lock commitments	Level 2	14,793	16,161
Forward contracts	Level 2	(1,021)	(5,436)
Whole loan commitments	Level 2	(1)	(498)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$582

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,721,122	$2,632,235
Financial Services debt	Level 2	352,627	411,821
Senior notes payable	Level 2	2,524,260	3,375,564
Other notes payable	Level 2	58,196	40,098

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion and $2.7 billion at June 30, 2021 and December 31, 2020, respectively.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $260.9 million and $1.7 billion, respectively, at June 30, 2021 and $249.7 million and $1.5 billion, respectively, at December 31, 2020. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

Product warranty

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to, and, in limited instances, exceeding, 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Warranty liabilities, beginning of period	$83,807	$88,395	$82,744	$91,389
Reserves provided	21,464	17,005	38,808	32,044
Payments	(18,312)	(15,914)	(33,804)	(34,189)
Other adjustments	800	(3,208)	11	(2,966)
Warranty liabilities, end of period	$87,759	$86,278	$87,759	$86,278

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

Our recorded reserves for all such claims totaled $620.6 million and $641.8 million at June 30, 2021 and December 31, 2020, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 68% of the total general liability reserves at June 30, 2021 and December 31, 2020, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $49.1 million and $55.2 million during the three and six months ended June 30, 2021, respectively, and $60.7 million and $59.4 million during the three and six months ended June 30, 2020, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$653,068	$719,172	$641,779	$709,798
Reserves provided	22,907	20,177	42,449	38,626
Adjustments to previously recorded reserves	(49,136)	(60,662)	(55,218)	(59,362)
Payments, net (a)	(6,222)	(38,673)	(8,393)	(49,048)
Balance, end of period	$620,617	$640,014	$620,617	$640,014

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $67.9 million and $69.5 million at June 30, 2021 and December 31, 2020, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $80.4 million and $99.0 million at June 30, 2021, respectively, and $71.3 million and $91.4 million at December 31, 2020, respectively. In the three and six months ended June 30, 2021, we recorded an additional $12.0 million and $13.1 million of lease liabilities under operating leases, respectively, and $3.4 million and $13.0 million in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2021 totaled $5.2 million and $10.5 million, respectively, and $4.2 million and $10.1 million in the comparable prior year periods.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and six months ended June 30, 2021, our total lease expense was $10.3 million and $20.6 million, respectively, and $8.8 million and $18.7 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.2 million and $4.0 million for the three and six months ended June 30, 2021, respectively, and $1.5 million and $3.4 million in the comparable prior year periods, as well as short-term lease costs of $3.1 million and $6.0 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $4.0 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of June 30, 2021 were as follows ($000's omitted):

Years Ending December 31,
2021 (a)	$10,602
2022	24,146
2023	22,123
2024	15,969
2025	11,155
Thereafter	25,034
Total lease payments (b)	109,029
Less: Interest (c)	10,047
Present value of lease liabilities (d)	$98,982

(a)Remaining payments are for the six months ending December 31, 2021.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $2.2 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2021.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.5 years and 5.54%, respectively, at June 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We continue to experience very strong demand for our products as new orders increased 28% and 30% in the three and six months ended June 30, 2021, respectively, compared with the prior year periods. These increases reflected significant increases across each of our first-time, move-up, and active adult buyer groups and in substantially all of our geographical markets. The higher demand for new housing has been driven by mortgage interest rates near historical lows, a limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers or to relocate from higher cost geographical regions.

While home closings increased 22% and 17% in the three and six months ended June 30, 2021, respectively, compared with the prior year periods, the increase continues to lag the growth in new orders in recent periods. This has combined to result in a 52% year-over-year increase in our order backlog. In part, this is the result of the normal timeline between receiving an order and delivering a home. However, we have also experienced periodic disruptions in our supply chain, including the availability of certain materials and construction labor combined with delays in municipal approvals and inspections, which has elongated the production cycle in many of our markets. We have increased our housing starts and hired additional construction and customer service employees in response to the higher demand. Nevertheless, our production cycle times have extended by roughly two weeks in the majority of our markets due to the challenges referenced above. Due to these supply chain challenges, we are moderating lot releases and the pace of new orders in the majority of our communities in order to balance sales volume and production capacity to reduce backlog durations.

We are also facing cost pressures related to labor and materials, although we have been and believe we will continue to be able to increase pricing to offset the majority of such cost increases due to the high consumer demand. Specifically, the cost of lumber more than quadrupled from mid-2020 to mid-2021. While the cost of lumber has declined significantly in recent weeks, it remains elevated compared to historical norms, and the availability of certain wood products, including roof and floor trusses and oriented strand boards, remains challenged. We also continue to experience significant challenges with the availability and cost of windows, siding, and appliances.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic will last. Therefore, the unpredictability of the current economic and public health conditions will continue to evolve. However, all of our operations are now functioning at effectively full capacity subject to health and safety protocols, and, with expectations for a material acceleration in economic growth as the pandemic continues to recede, we remain optimistic about future housing demand and our ability to continue expanding our business. Due to the higher demand and long municipal entitlement timelines, the number of our active communities continues to decrease as we close communities at a pace faster than we are opening new ones. While we have increased our investments in land acquisition and development, we expect that the number of our active communities will not begin to increase meaningfully until 2022.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before income taxes:
Homebuilding	$588,019	$396,585	$915,723	$640,804
Financial Services	51,454	60,424	117,803	79,974
Income before income taxes	639,473	457,009	1,033,526	720,778
Income tax expense	(136,074)	(108,389)	(226,020)	(168,447)
Net income	$503,399	$348,620	$807,506	$552,331
Per share data - assuming dilution:
Net income	$1.90	$1.29	$3.03	$2.03
•Homebuilding income before income taxes for the three and six months ended June 30, 2021 increased 48% and 43% compared with the same periods in 2020, respectively. The results are primarily the result of increased closings, higher gross margins, and improved overhead leverage in 2021. The results also include insurance adjustments of $46.2 million for the three months ended June 30, 2021, compared to $60.7 million for the three months ended June 30, 2020 (see Note 8). This benefit in 2020 was partially offset by severance expense of $10.3 million for the three months ended June 30, 2020, and a goodwill impairment charge totaling $20.2 million (see Note 1) in the six months ended June 30, 2020. Results for the six months ended June 30, 2021 also include a loss on debt retirement of $61.5 million (see Note 4).
•Financial Services income before income taxes for the three months ended June 30, 2021 decreased 15% compared to the same period in 2020, primarily as a result of increased competition in 2021 resulting in lower revenue per loan. For the six months ended June 30, 2021, income before income taxes increased 47% compared with the same period in 2020 as a result of higher volumes, which largely resulted from increased homebuilding volumes.
•Our effective tax rate for the three and six months ended June 30, 2021 was 21.3% and 21.9%, respectively, compared to 23.7% and 23.4%, respectively, for the same periods in 2020. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense, partially offset by benefits associated with federal energy efficient home credits. The effective tax rate for 2021 also reflects a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Home sale revenues	$3,235,379	31%	$2,472,029	$5,831,889	24%	$4,693,532
Land sale and other revenues	33,076	23%	26,950	60,235	31%	45,877
Total Homebuilding revenues	3,268,455	31%	2,498,979	5,892,124	24%	4,739,409
Home sale cost of revenues (a)	(2,375,495)	26%	(1,880,209)	(4,311,130)	21%	(3,575,074)
Land sale and other cost of revenues	(31,195)	56%	(20,041)	(55,831)	59%	(35,055)
Selling, general, and administrative expenses ("SG&A") (b)	(272,286)	38%	(196,858)	(543,973)	18%	(460,527)
Loss on debt retirement	—	(c)	—	(61,469)	(c)	—
Goodwill impairment	—	(c)	—	—	(c)	(20,190)
Other expense, net	(1,460)	(72)%	(5,286)	(3,998)	(48)%	(7,759)
Income before income taxes	$588,019	48%	$396,585	$915,723	43%	$640,804

Supplemental data:
Gross margin from home sales	26.6%	270 bps	23.9%	26.1%	230 bps	23.8%
SG&A as a percentage of home sale revenues	8.4%	40 bps	8.0%	9.3%	(50) bps	9.8%
Closings (units)	7,232	22%	5,937	13,276	17%	11,310
Average selling price	$447	7%	$416	$439	6%	$415
Net new orders (d):
Units	8,322	28%	6,522	18,174	30%	14,017
Dollars	$4,258,133	59%	$2,677,074	$8,888,450	49%	$5,945,823
Cancellation rate	7%		19%	8%		16%
Average active communities	808	(9)%	887	822	(7)%	880
Backlog at June 30:
Units				20,056	52%	13,214
Dollars				$9,849,743	70%	$5,788,096

(a)Includes the amortization of capitalized interest.
(b)Includes insurance adjustments of $46.2 million and $52.3 million for the three and six months ended June 30, 2021, respectively, and $60.7 million and $59.4 million for the three and six months ended June 30, 2020 (see Note 8), respectively, and severance expense of $10.3 million for the three months ended June 30, 2020.
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and six months ended June 30, 2021 were higher than the prior year periods by $763.4 million and $1.1 billion, respectively. For the three months ended June 30, 2021, the 31% increase was attributable to a 22% increase in closings combined with a 7% increase in average selling price. For the six months ended June 30, 2021, the 24% increase was attributable to a 17% increase in closings combined with a 6% increase in average selling price. The increase in closings was primarily the result of favorable demand conditions. Beginning in March 2020, the COVID-19 pandemic began to unfavorably impact the demand environment. However, demand improved significantly beginning in June 2020 and has remained favorable through mid-2021. The higher average selling price reflects the impact of pricing actions taken in response to the higher demand as well as increased input costs, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 26.6% and 26.1% for the three and six months ended June 30, 2021, respectively, compared to 23.9% and 23.8% for the three and six months ended June 30, 2020, respectively. Gross margins for the three and six months ended June 30, 2021 remained higher than recent levels and reflect a combination of factors, including: strong consumer demand, the low mortgage interest rate environment, and limited supplies of new and existing housing inventory. As a result, the pricing environment remains strong, which has allowed us to effectively manage pressure in house and land costs through pricing actions. While costs remain elevated, we have been able to more than offset these cost increases through price increases. Additionally, while speculative home sales (homes started prior to receipt of a customer order) remain the minority of our operations, the current environment is providing opportunities for additional pricing and margin gains related to such homes.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $1.9 million and $4.4 million for the three and six months ended June 30, 2021, respectively, compared to $6.9 million and $10.8 million for the three and six months ended June 30, 2020, respectively.

SG&A

SG&A as a percentage of home sale revenues was 8.4% and 9.3% for the three and six months ended June 30, 2021, respectively, compared with 8.0% and 9.8% for the three and six months ended June 30, 2020, respectively. The gross dollar amount of our SG&A increased $75.4 million, or 38%, for the three months ended June 30, 2021 compared to June 30, 2020, and increased $83.4 million, or 18%, for the six months ended June 30, 2021 compared to June 30, 2020. The change in gross dollars in 2021 resulted from the higher production volume. The improvement in year-to-date SG&A as a percentage of home sale revenues is primarily attributable to leverage gained from the higher revenues. This overhead leverage was partially offset by the lower insurance benefit in three months ended June 30, 2021 ($46.2 million compared with $60.7 million in the prior year period) and higher incentive compensation accruals due to the Company's strong operating performance. The three months ended June 30, 2020 also included severance expense of $10.3 million as we took actions in the second quarter of 2020 to reduce overhead expenses due to the disruption caused by the early stages of the COVID-19 pandemic.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Write-offs of deposits and pre-acquisition costs	$(1,866)	$(2,311)	$(3,235)	$(6,643)
Amortization of intangible assets	(4,968)	(5,045)	(9,961)	(9,602)
Interest income	473	1,326	1,105	5,133
Interest expense	(138)	(3,000)	(272)	(3,796)
Equity in earnings of unconsolidated entities	4,190	334	5,017	902
Miscellaneous, net	849	3,410	3,348	6,247
Total other expense, net	$(1,460)	$(5,286)	$(3,998)	$(7,759)

Net new orders

Net new orders in units increased 28% while net new orders in dollars increased 59% for the three months ended June 30, 2021 as compared with the prior year period. Net new orders in units increased 30% while net new orders in dollars increased 49% for the six months ended June 30, 2021 as compared with the prior year period. The higher net new order volume in 2021 reflects favorable demand conditions as discussed above. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 7% and 8% for the three and six months ended June 30, 2021, respectively, and 19% and 16% for the same periods in 2020. Ending backlog, which represents orders for homes that have not yet closed, increased 70% at June 30, 2021 compared with June 30, 2020.

Homes in production

The following is a summary of our homes in production:

	June 30, 2021	June 30, 2020
Sold	15,111	8,825
Unsold
Under construction	2,145	1,626
Completed	88	495
	2,233	2,121
Models	1,198	1,279
Total	18,542	12,225

The number of homes in production at June 30, 2021 was 52% higher than at June 30, 2020. The increase in homes under production is the result of the significant increase in demand, coupled with elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. Lower unsold completed inventory reflects the strong demand environment.

Controlled lots

The following is a summary of our lots under control at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,930	4,203	9,133	4,956	4,001	8,957
Southeast	15,775	24,145	39,920	15,051	18,248	33,299
Florida	20,177	32,790	52,967	20,737	24,396	45,133
Midwest	11,227	17,001	28,228	9,728	14,734	24,462
Texas	18,001	18,368	36,369	15,923	17,841	33,764
West	26,828	13,196	40,024	24,968	9,769	34,737
Total	96,938	109,703	206,641	91,363	88,989	180,352

Developed (%)	41%	15%	27%	43%	16%	30%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. Additionally, we continue to seek to increase the percentage of our lots that are controlled via land option agreement. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $4.8 billion at June 30, 2021. These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $326.9 million, of which $16.5 million is refundable at June 30, 2021.

Homebuilding Segment Operations

As of June 30, 2021, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Home sale revenues:
Northeast	$285,794	102%	$141,299	$462,211	52%	$303,679
Southeast	516,369	13%	456,788	952,636	14%	838,929
Florida	763,412	37%	559,275	1,364,354	30%	1,049,303
Midwest	462,357	37%	337,797	828,135	32%	628,730
Texas	469,916	29%	364,996	843,177	19%	709,504
West	737,531	21%	611,874	1,381,376	19%	1,163,387
	$3,235,379	31%	$2,472,029	$5,831,889	24%	$4,693,532
Income (loss) before income taxes (a):
Northeast	$53,300	181%	$18,944	$79,194	111%	$37,553
Southeast	93,444	28%	72,780	164,766	29%	127,524
Florida (b)	147,833	52%	97,263	249,040	63%	152,596
Midwest	70,804	62%	43,607	123,668	65%	75,069
Texas	84,388	41%	59,909	150,037	32%	113,504
West	131,070	45%	90,164	229,902	46%	157,419
Other homebuilding (c)	7,180	(48)%	13,918	(80,884)	(254)%	(22,861)
	$588,019	48%	$396,585	$915,723	43%	$640,804

(a)Includes land-related charges as summarized in the table below.
(b)    Includes goodwill impairment charge totaling $20.2 million in the six months ended June 30, 2020.
(c)    Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance adjustments of $46.2 million and $52.3 million for the three and six months ended June 30, 2021, respectively, and $60.7 million and $59.4 million for the three and six months ended June 30, 2020 (see Note 8). Other homebuilding also includes a loss on debt retirement of $61.5 million in the six months ended June 30, 2021 (see Note 4).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Closings (units):
Northeast	497	91%	260	814	43%	570
Southeast	1,175	6%	1,104	2,229	10%	2,032
Florida	1,692	23%	1,380	3,112	20%	2,590
Midwest	1,042	29%	808	1,881	24%	1,516
Texas	1,519	27%	1,194	2,744	18%	2,322
West	1,307	10%	1,191	2,496	9%	2,280
	7,232	22%	5,937	13,276	17%	11,310

Average selling price:
Northeast	$575	6%	$543	$568	7%	$533
Southeast	439	6%	414	427	4%	413
Florida	451	11%	405	438	8%	405
Midwest	444	6%	418	440	6%	415
Texas	309	1%	306	307	—%	306
West	564	10%	514	553	8%	510
	$447	7%	$416	$439	6%	$415

Net new orders - units:
Northeast	475	24%	383	1,083	30%	831
Southeast	1,364	25%	1,095	2,925	31%	2,236
Florida	2,203	48%	1,488	4,607	45%	3,173
Midwest	1,300	45%	896	2,861	49%	1,915
Texas	1,459	2%	1,431	3,351	14%	2,940
West	1,521	24%	1,229	3,347	15%	2,922
	8,322	28%	6,522	18,174	30%	14,017

Net new orders - dollars:
Northeast	$291,824	43%	$203,532	$643,064	40%	$459,544
Southeast	669,740	49%	449,511	1,378,034	49%	923,392
Florida	1,130,005	89%	597,382	2,264,301	76%	1,290,099
Midwest	611,652	64%	373,390	1,318,082	61%	819,747
Texas	561,005	34%	417,675	1,191,296	36%	873,464
West	993,907	56%	635,584	2,093,673	33%	1,579,577
	$4,258,133	59%	$2,677,074	$8,888,450	49%	$5,945,823

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Cancellation rates:
Northeast	8%		12%	6%		12%
Southeast	6%		13%	6%		12%
Florida	5%		19%	7%		16%
Midwest	7%		15%	6%		13%
Texas	10%		22%	10%		19%
West	10%		25%	10%		19%
	7%		19%	8%		16%

Unit backlog:
Northeast				1,222	44%	850
Southeast				3,036	47%	2,069
Florida				5,149	78%	2,889
Midwest				3,179	64%	1,939
Texas				3,660	48%	2,468
West				3,810	27%	2,999
				20,056	52%	13,214

Backlog dollars:
Northeast				$742,175	47%	$503,562
Southeast				1,456,308	68%	867,932
Florida				2,527,814	107%	1,219,057
Midwest				1,480,583	76%	842,993
Texas				1,329,210	76%	754,827
West				2,313,653	45%	1,599,725
				$9,849,743	70%	$5,788,096

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Land-related charges (a):
Northeast	$18	$92	$134	$4,845
Southeast	883	929	1,339	1,676
Florida	302	459	433	981
Midwest	438	499	492	1,275
Texas	263	329	791	986
West	(19)	145	65	1,674
Other homebuilding	—	—	—	744
	$1,885	$2,453	$3,254	$12,181
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2021, Northeast home sale revenues increased by 102% when compared with the prior year period due to a 91% increase in closings combined with a 6% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price was mixed among markets. Income before income taxes increased 181% primarily due to increased revenues, as well as improved gross margins and overhead management which occurred across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2021, Northeast home sale revenues increased by 52% when compared with the prior year period due to a 43% increase in closings combined with a 7% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price was primarily attributable to Mid-Atlantic. Income before income taxes increased 111% primarily due to increased revenues, as well as improved gross margins and overhead management which occurred across the majority of markets. Net new orders increased across the majority of markets.

Southeast

For the second quarter of 2021, Southeast home sale revenues increased 13% compared with the prior year period as the result of a 6% increase in closings combined with a 6% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 28% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders increased across all markets except Tennessee.

For the six months ended June 30, 2021, Southeast home sale revenues increased 14% compared with the prior year period as the result of a 10% increase in closings combined with a 4% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 29% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders increased across the majority of markets.

Florida

For the second quarter of 2021, Florida home sale revenues increased 37% compared with the prior year period due to a 23% increase in closings combined with an 11% increase in the average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 52% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders increased across all markets.

For the six months ended June 30, 2021, Florida home sale revenues increased 30% compared with the prior year period due to a 20% increase in closings combined with an 8% increase in the average selling price. The increased closings and average selling price occurred across all markets. Income before income taxes increased 63% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across all markets, combined with the impact of a goodwill impairment charge of $20.2 million in the six months ended June 30, 2020 (see Note 1). Net new orders increased across all markets.

Midwest

For the second quarter of 2021, Midwest home sale revenues increased 37% compared with the prior year period due to a 29% increase in closings combined with a 6% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 62% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders increased across all markets.

For the six months ended June 30, 2021, Midwest home sale revenues increased 32% compared with the prior year period due to a 24% increase in closings combined with a 6% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 65% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across all markets. Net new orders increased across all markets.

Texas

For the second quarter of 2021, Texas home sale revenues increased 29% compared with the prior year period due to a 27% increase in closings combined with a 1% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 41% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. The increase in net new orders was mixed across markets.

For the six months ended June 30, 2021, Texas home sale revenues increased 19% compared with the prior year period due to an 18% increase in closings combined with a slight increase in the average selling price. The increase in closings and average selling price occurred in all markets except Austin. Income before income taxes increased 32% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across all markets except Austin. Net new orders increased across all markets.

West

For the second quarter of 2021, West home sale revenues increased 21% compared with the prior year period due to a 10% increase in closings combined with a 10% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets except Northern California. Income before income taxes increased 45% primarily due to increased revenues, as well as improved overhead management and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2021, West home sale revenues increased 19% compared with the prior year period due to a 9% increase in closings combined with an 8% increase in average selling price. The increase in closings occurred across all markets except Las Vegas while the increase in average selling price occurred across all markets except Northern California. Income before income taxes increased 46% primarily due to increased revenues, as well as improved overhead management and gross margins across all markets. Net new orders increased across all markets except Pacific Northwest.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Mortgage revenues	$70,227	(9)%	$77,411	$159,267	35%	$118,145
Title services revenues	17,414	22%	14,323	31,747	20%	26,525
Insurance brokerage commissions	3,388	10%	3,068	6,136	31%	4,682
Total Financial Services revenues	91,029	(4)%	94,802	197,150	32%	149,352
Expenses	(40,411)	18%	(34,378)	(80,086)	16%	(69,327)
Other income (expense), net	836	(a)	—	739	(a)	(51)
Income before income taxes	$51,454	(15)%	$60,424	$117,803	47%	$79,974
Total originations:
Loans	5,296	18%	4,474	10,004	20%	8,344
Principal	$1,811,523	26%	$1,436,103	$3,376,191	27%	$2,649,370

(a)Percentage not meaningful

	Six Months Ended
	June 30,
	2021	2020
Supplemental data:
Capture rate	86.9%	86.8%
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	21%	22%
Other agency	73%	70%
Total agency	94%	92%
Non-agency	6%	8%
Total funded originations	100%	100%

Revenues

Mortgage interest rates have been at or near historically low levels through 2020 and the first half of 2021. In the three months ended June 30, 2021, loan margins are lower than the prior year period due to competition driven by a reduction in refinance volume within the mortgage industry, which has lowered gains from the sale of mortgages in the secondary market. Total Financial Services revenues for the three months ended June 30, 2021 decreased 4% compared with the same period in 2020 primarily as a result of lower revenue per loan due to this increased competition, partially offset by higher loan origination volume resulting from Homebuilder volume growth. Financial Services revenues for the six months ended June 30, 2021 increased 32% compared with the same period in 2020 primarily as a result of higher loan origination volume due to Homebuilder volume growth, partially offset by lower revenue per loan.

Income before income taxes

Income before income taxes for the three months ended June 30, 2021 decreased 15% compared to the same period in 2020, primarily as a result of lower revenue per loan. For the six months ended June 30, 2021, income before income taxes increased 47% compared with the same period in 2020 as the result of higher volume, partially offset by lower revenue per loan.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2021 was 21.3% and 21.9%, respectively, compared to 23.7% and 23.4%, respectively, for the same periods in 2020. The 2021 effective tax rates are lower than the 2020 effective tax rates for the same periods primarily due to the benefit from federal energy efficient home credits and reductions in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

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

At June 30, 2021, we had unrestricted cash and equivalents of $1.7 billion, restricted cash balances of $57.9 million, and $739.1 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 22.7% at June 30, 2021, as compared with 29.5% at December 31, 2020.

Unsecured senior notes

We had $2.0 billion and $2.7 billion of unsecured senior notes outstanding at June 30, 2021 and December 31, 2020, respectively, with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the six months ended June 30, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees. We also retired $426.0 million of senior notes scheduled to mature in March 2021.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $58.2 million and $40.1 million at June 30, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at June 30, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. As a result, we had no borrowings outstanding at both June 30, 2021 and December 31, 2020, and $260.9 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at June 30, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $739.1 million and $750.3 million at June 30, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 29, 2021. The maximum aggregate commitment was $375.0 million at June 30, 2021, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $352.6 million and $411.8 million outstanding under the Repurchase Agreement at June 30, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

In the six months ended June 30, 2021, we declared cash dividends totaling $74.1 million and repurchased 6.9 million shares under our repurchase authorization for $353.7 million. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At June 30, 2021, we had remaining authorization to repurchase $1.0 billion of common shares.

Cash flows

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $432.1 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2021 was primarily due to our net income of $807.5 million, which included various non-cash items including a loss on debt retirement of $61.5 million, partially offset by a net increase in inventories of $632.6 million, which was primarily attributable to higher house inventory in production resulting from the higher sales activity.

Net cash provided by operating activities for the six months ended June 30, 2020 was $807.9 million. The positive cash flow from operations for the six months ended June 30, 2020 was primarily due to our net income of $552.3 million, which included various non-cash items, a seasonal $114.1 million decrease in residential mortgage loans available-for-sale, and a net decrease in inventories of $101.8 million. The decrease in inventories resulted from our deliberate efforts to reduce inventory spend, especially land acquisition and development spend, starting in March 2020 in response to the COVID-19 pandemic. While a seasonal increase in house inventory partially offset the reduced land expenditures, the size of the seasonal increase was lower as we tightly managed production levels given the volatility in demand during March through June 2020.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $47.4 million. These cash outflows primarily reflected a $10.4 million deferred payment related to the acquisition of ICG, as well as capital expenditures of $31.5 million related to our ongoing investments in new communities and certain information technology applications.

Net cash used in investing activities for the six months ended June 30, 2020 was $105.5 million. These cash outflows primarily reflected our acquisition of ICG in January 2020 for $83.3 million, as well as capital expenditures of $36.7 million related to our ongoing investments in new communities and certain information technology applications.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2021 totaled $1.3 billion. These cash outflows resulted primarily from the repurchase of 6.9 million common shares for $353.7 million under our share repurchase authorization, repayments of debt totaling $797.4 million, payments of $74.9 million in cash dividends, and net repayments of $59.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities for the six months ended June 30, 2020 totaled $256.1 million. These cash outflows resulted primarily from the repurchase of 2.8 million common shares for $95.7 million under our repurchase authorization, repayments of debt totaling $10.1 million, payments of $65.3 million in cash dividends, and net repayments of $70.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our quarterly results for 2021 are not necessarily indicative of results that may be achieved in the future.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations and Commercial Commitments" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the retirement of $426 million, $200 million, and $100 million of unsecured senior notes previously scheduled to mature in March 2021, March 2026, and January 2027, respectively.

Supplemental Guarantor Financial Information

As of June 30, 2021, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of the guarantees when such guarantees were issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	June 30, 2021
Cash, cash equivalents, and restricted cash	$1,638,430
House and land inventory	8,252,045
Total assets	10,958,646

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,365,359
Notes payable	2,046,334
Amount due to Non-Guarantor Subsidiaries	2,102
Total liabilities	4,529,814

Six Months Ended
Summarized Statement of Operations Data	June 30, 2021
Revenues	$5,726,823
Cost of revenues	4,231,460
Selling, general, and administrative expenses	539,275
Income before income taxes	875,942

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2021, we had outstanding letters of credit totaling $260.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.7 billion at June 30, 2021, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2021, these agreements had an aggregate remaining purchase price of $4.8 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates in the six months ended June 30, 2021 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2021 ($000’s omitted):

	As of June 30, 2021 for the Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$26,194	$20,155	$10,639	$1,208	$—	$2,000,000	$2,058,196	$2,582,456
Average interest rate	0.62%	0.50%	4.18%	6.00%	—%	5.98%	5.85%

Variable rate debt (a)	$352,627	$—	$—	$—	$—	$—	$352,627	$352,627
Average interest rate	2.50%	—%	—%	—%	—%	—%	2.50%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at June 30, 2021.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2020.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “should,” “will,” “seek,” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2021 to April 30, 2021	1,152,564	$54.05	1,152,564	$1,138,875
May 1, 2021 to May 31, 2021	1,121,139	$58.49	1,121,139	$1,073,302
June 1, 2021 to June 30, 2021	1,307,926	$55.15	1,307,926	$1,001,170
Total	3,581,629	$55.84	3,581,629

(1)     In the six months ended June 30, 2021, participants surrendered 0.2 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization totaling $500.0 million in May 2019 and an increase of $1.0 billion to such authorization in April 2021. There is no expiration date for this program, under which $1.0 billion remained as of June 30, 2021.

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

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 27, 2021