Form 10-Q
period 2021-09-30
PULTEGROUP INC/MI/
filed 2021-10-26
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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
Number of common shares outstanding as of October 20, 2021: 253,185,667

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash and equivalents	$1,568,324	$2,582,205
Restricted cash	56,327	50,030
Total cash, cash equivalents, and restricted cash	1,624,651	2,632,235
House and land inventory	8,917,440	7,721,798
Land held for sale	18,585	27,962
Residential mortgage loans available-for-sale	601,408	564,979
Investments in unconsolidated entities	64,284	35,562
Other assets	1,053,871	923,270
Intangible assets	149,854	163,425
Deferred tax assets	141,758	136,267
	$12,571,851	$12,205,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$490,717	$511,321
Customer deposits	823,545	449,474
Deferred tax liabilities	121,905	103,548
Accrued and other liabilities	1,457,505	1,407,043
Financial Services debt	476,504	411,821
Notes payable	2,059,923	2,752,302
	5,430,099	5,635,509
Shareholders' equity	7,141,752	6,569,989
	$12,571,851	$12,205,498

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Homebuilding
Home sale revenues	$3,324,483	$2,823,921	$9,156,371	$7,517,453
Land sale and other revenues	63,085	24,165	123,321	70,042
	3,387,568	2,848,086	9,279,692	7,587,495
Financial Services	91,482	106,871	288,632	256,223
Total revenues	3,479,050	2,954,957	9,568,324	7,843,718

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,443,074)	(2,131,741)	(6,754,204)	(5,706,814)
Land sale and other cost of revenues	(47,483)	(20,502)	(103,313)	(55,558)
	(2,490,557)	(2,152,243)	(6,857,517)	(5,762,372)

Financial Services expenses	(42,835)	(42,807)	(122,921)	(112,135)
Selling, general, and administrative expenses	(320,506)	(271,257)	(864,478)	(731,785)
Loss on debt retirement	—	—	(61,469)	—
Goodwill impairment	—	—	—	(20,190)
Other expense, net	(4,750)	(4,483)	(8,011)	(12,292)
Income before income taxes	620,402	484,167	1,653,928	1,204,944
Income tax expense	(144,853)	(67,769)	(370,873)	(236,216)
Net income	$475,549	$416,398	$1,283,055	$968,728

Per share:
Basic earnings	$1.83	$1.54	$4.86	$3.57
Diluted earnings	$1.82	$1.54	$4.85	$3.56
Cash dividends declared	$0.14	$0.12	$0.42	$0.36

Number of shares used in calculation:
Basic	258,147	268,363	261,854	268,892
Effect of dilutive securities	752	598	668	839
Diluted	258,899	268,961	262,522	269,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$475,549	$416,398	$1,283,055	$968,728

Other comprehensive income, net of tax:
Change in value of derivatives	25	25	75	75
Other comprehensive income	25	25	75	75

Comprehensive income	$475,574	$416,423	$1,283,130	$968,803

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468
Share issuances	1	—	—	—	—	—
Dividends declared	—	—	—	—	(36,166)	(36,166)
Share repurchases	(5,102)	(50)	—	—	(260,550)	(260,600)
Cash paid for shares withheld for taxes	—	—	—	—	(35)	(35)
Share-based compensation	—	—	4,511	—	—	4,511
Net income	—	—	—	—	475,549	475,549
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, September 30, 2021	254,966	$2,550	$3,285,290	$(70)	$3,853,982	$7,141,752

Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	518	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(110,305)	(110,305)
Share repurchases	(12,017)	(120)	—	—	(614,183)	(614,303)
Cash paid for shares withheld for taxes	—	—	—	—	(10,642)	(10,642)
Share-based compensation	—	—	19,691	—	—	19,691
Net income	—	—	—	—	1,283,055	1,283,055
Other comprehensive income	—	—	—	75	—	75
Shareholders' equity, September 30, 2021	254,966	$2,550	$3,285,290	$(70)	$3,853,982	$7,141,752

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

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,283,055	$968,728
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	12,842	89,492
Land-related charges	6,820	13,930
Loss on debt retirement	61,469	—
Goodwill impairment	—	20,190
Depreciation and amortization	53,023	48,536
Share-based compensation expense	28,439	25,010
Other, net	(3,274)	(1,136)
Increase (decrease) in cash due to:
Inventories	(1,137,351)	84,253
Residential mortgage loans available-for-sale	(36,816)	108,178
Other assets	(114,879)	(17,627)
Accounts payable, accrued and other liabilities	394,897	(72,929)
Net cash provided by (used in) operating activities	548,225	1,266,625
Cash flows from investing activities:
Capital expenditures	(52,134)	(46,925)
Investments in unconsolidated entities	(35,812)	(663)
Distributions of capital from unconsolidated entities	11,500	19,939
Business acquisition	(10,400)	(83,251)
Other investing activities, net	378	3,721
Net cash provided by (used in) investing activities	(86,468)	(107,179)
Cash flows from financing activities:
Repayments of notes payable	(797,395)	(10,993)
Borrowings under revolving credit facility	—	700,000
Repayments under revolving credit facility	—	(700,000)
Financial Services borrowings (repayments), net	64,684	(77,527)
Stock option exercises	11	111
Share repurchases	(614,303)	(95,676)
Cash paid for shares withheld for taxes	(10,642)	(14,853)
Dividends paid	(111,696)	(97,756)
Net cash provided by (used in) financing activities	(1,469,341)	(296,694)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,007,584)	862,752
Cash, cash equivalents, and restricted cash at beginning of period	2,632,235	1,251,456
Cash, cash equivalents, and restricted cash at end of period	$1,624,651	$2,114,208

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$16,483	$16,297
Income taxes paid (refunded), net	$335,487	$195,494

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

Goodwill impairment

In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other", management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the period of time between the acquisition and the March 31, 2020 valuation date.

Restructuring costs

We recorded severance expense of $10.3 million in the three months ended June 30, 2020 as we took actions to reduce overhead expenses in response to lower demand in March through May of 2020 resulting from the COVID-19 pandemic.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Write-offs of deposits and pre-acquisition costs	$(3,567)	$(1,692)	$(6,801)	$(8,335)
Amortization of intangible assets	(3,612)	(5,041)	(13,571)	(14,643)
Interest income	436	891	1,541	6,024
Interest expense	(115)	(225)	(387)	(4,022)
Equity in earnings of unconsolidated entities	604	336	5,620	1,238
Miscellaneous, net	1,504	1,248	5,587	7,446
Total other expense, net	$(4,750)	$(4,483)	$(8,011)	$(12,292)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $823.5 million and $449.5 million at September 30, 2021 and December 31, 2020, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $41.6 million and $38.5 million at September 30, 2021 and December 31, 2020, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with ASC 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Our outstanding restricted share units and deferred shares are considered participating securities. The following table presents the earnings per common share (000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$475,549	$416,398	$1,283,055	$968,728
Less: earnings distributed to participating securities	(296)	(264)	(887)	(799)
Less: undistributed earnings allocated to participating securities	(3,546)	(3,123)	(9,559)	(7,778)
Numerator for basic earnings per share	$471,707	$413,011	$1,272,609	$960,151
Add back: undistributed earnings allocated to participating securities	3,546	3,123	9,559	7,778
Less: undistributed earnings reallocated to participating securities	(3,536)	(3,116)	(9,535)	(7,754)
Numerator for diluted earnings per share	$471,717	$413,018	$1,272,633	$960,175

Denominator:
Basic shares outstanding	258,147	268,363	261,854	268,892
Effect of dilutive securities	752	598	668	839
Diluted shares outstanding	258,899	268,961	262,522	269,731

Earnings per share:
Basic	$1.83	$1.54	$4.86	$3.57
Diluted	$1.82	$1.54	$4.85	$3.56

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2021 and December 31, 2020, residential mortgage loans available-for-sale had an aggregate fair value of $601.4 million and $565.0 million, respectively, and an aggregate outstanding principal balance of $586.4 million and $539.1 million, respectively. Net gains from the sale of mortgages were $58.4 million and $76.6 million for the three months ended September 30, 2021 and 2020, respectively, and $192.6 million and $173.8 million for the nine months ended September 30, 2021 and 2020, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2021 and December 31, 2020, we had aggregate IRLCs of $521.5 million and $367.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2021 and December 31, 2020, we had unexpired forward contracts of $843.0 million and $686.4 million, respectively, and whole loan investor commitments of $235.5 million and $169.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2021		December 31, 2020
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,857	$187	$16,179	$18
Forward contracts	5,133	569	501	5,937
Whole loan commitments	1,490	313	168	666
	$18,480	$1,069	$16,848	$6,621

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At September 30, 2021 and December 31, 2020, we reported $194.5 million and $176.2 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of September 30, 2021.

New accounting pronouncements

On January 1, 2021, we adopted Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. Our adoption of ASU 2019-12 did not have a material impact on our financial statements.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2021	December 31, 2020
Homes under construction	$4,469,295	$3,086,740
Land under development	3,849,816	4,137,318
Raw land	598,329	497,740
	$8,917,440	$7,721,798

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest in inventory, beginning of period	$185,433	$207,942	$193,409	$210,383
Interest capitalized	31,707	40,044	97,809	119,643
Interest expensed	(41,897)	(46,841)	(115,975)	(128,881)
Interest in inventory, end of period	$175,243	$201,145	$175,243	$201,145

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2021 or December 31, 2020 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2021 and December 31, 2020 ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2021		December 31, 2020
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$141,168	$2,163,429	$126,900	$1,586,551
Other land options	213,120	3,125,454	164,964	2,187,017
	$354,288	$5,288,883	$291,864	$3,773,568

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Nine Months Ended
		September 30, 2021		September 30, 2020
	Statement of Operations Classification	2021	2020	2021	2020
Land impairments	Home sale cost of revenues	$—	$54	$—	$5,440
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	—	2	19	155
Write-offs of deposits and pre-acquisition costs	Other expense, net	3,567	1,692	6,801	8,335
		$3,567	$1,748	$6,820	$13,930

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Northeast	$273,261	$242,829	$735,602	$546,741
Southeast	587,875	434,782	1,541,910	1,275,039
Florida	740,569	623,971	2,157,374	1,712,180
Midwest	505,012	411,797	1,337,416	1,043,646
Texas	412,568	359,358	1,256,983	1,069,444
West	868,283	775,349	2,250,407	1,940,445
	3,387,568	2,848,086	9,279,692	7,587,495
Financial Services	91,482	106,871	288,632	256,223
Consolidated revenues	$3,479,050	$2,954,957	$9,568,324	$7,843,718

Income (loss) before income taxes:
Northeast	$53,410	$39,442	$132,604	$76,995
Southeast	109,407	69,275	274,174	196,798
Florida (a)	133,642	106,394	382,682	258,991
Midwest	72,537	62,638	196,205	137,707
Texas	71,062	64,646	221,099	178,150
West	173,137	121,974	403,039	279,393
Other homebuilding (b)	(41,432)	(44,266)	(122,317)	(67,128)
	571,763	420,103	1,487,486	1,060,906
Financial Services	48,639	64,064	166,442	144,038
Consolidated income before income taxes	$620,402	$484,167	$1,653,928	$1,204,944

(a)Includes goodwill impairment charge totaling $20.2 million (see Note 1) in the nine months ended September 30, 2020.
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance adjustments of $53.7 million and $59.4 million in the nine months ended September 30, 2021 and 2020, respectively (see Note 8). Other homebuilding also includes a loss on debt retirement of $61.5 million in the nine months ended September 30, 2021 (see Note 4).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Land-related charges (a):
Northeast	$223	$419	$357	$5,264
Southeast	1,915	725	3,253	2,401
Florida	209	108	642	1,089
Midwest	477	190	969	1,466
Texas	141	82	932	1,068
West	602	170	667	1,844
Other homebuilding	—	54	—	798
	$3,567	$1,748	$6,820	$13,930

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	September 30, 2021
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$388,349	$219,528	$19,342	$627,219	$720,459
Southeast	661,217	546,377	63,626	1,271,220	1,418,078
Florida	921,505	801,772	150,170	1,873,447	2,263,896
Midwest	590,282	426,622	22,623	1,039,527	1,158,792
Texas	575,372	454,218	81,310	1,110,900	1,226,423
West	1,275,338	1,120,100	245,503	2,640,941	2,899,079
Other homebuilding (a)	57,232	281,199	15,755	354,186	2,124,281
	4,469,295	3,849,816	598,329	8,917,440	11,811,008
Financial Services	—	—	—	—	760,843
	$4,469,295	$3,849,816	$598,329	$8,917,440	$12,571,851

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2021	December 31, 2020
4.250% unsecured senior notes due March 2021 (a)	$—	$425,954
5.500% unsecured senior notes due March 2026 (a)	500,000	700,000
5.000% unsecured senior notes due January 2027 (a)	500,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(11,502)	(13,750)
Total senior notes	1,988,498	2,712,204
Other notes payable	71,425	40,098
Notes payable	$2,059,923	$2,752,302
Estimated fair value	$2,582,625	$3,415,662

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the nine months ended September 30, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable include notes with third parties that totaled $71.4 million and $40.1 million at September 30, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding at either September 30, 2021 or December 31, 2020, and $282.3 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at September 30, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $717.7 million and $750.3 million at September 30, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (as amended, the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $580.0 million at September 30, 2021, which will increase to $650.0 million during the seasonally high borrowing period from December 27, 2021 through January 13, 2022. At all other times, the maximum aggregate commitment ranges from $460.0 million to $550.0 million. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $476.5 million and $411.8 million outstanding under the Repurchase Agreement at September 30, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the nine months ended September 30, 2021, we declared cash dividends totaling $110.3 million and repurchased 12.0 million shares under our repurchase authorization for $614.3 million. In the nine months ended September 30, 2020, we declared cash dividends totaling $97.5 million and repurchased 2.8 million shares under our repurchase authorization for $95.7 million. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At September 30, 2021, we had remaining authorization to repurchase $740.6 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. In the nine months ended September 30, 2021 and 2020, participants surrendered shares valued at $10.6 million and $14.9 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Income taxes

Our effective tax rate for the three and nine months ended September 30, 2021 was 23.3% and 22.4%, respectively, compared to 14.0% and 19.6%, respectively, for the same periods in 2020. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits associated with federal energy efficient home credits. Income tax expense for the three and nine months ended September 30, 2020 includes benefits of $53.2 million and $58.0 million, respectively, associated with the extension of federal energy efficient homes tax credits, including to homes closed in prior open tax years. The effective tax rate for the nine months ended September 30, 2021 also reflects a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

At September 30, 2021 and December 31, 2020, we had net deferred tax assets of $19.9 million and $32.7 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $23.9 million and $30.9 million of gross unrecognized tax benefits at September 30, 2021 and December 31, 2020, respectively. Additionally, we had accrued interest and penalties of $4.0 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively.

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

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2021	December 31, 2020

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$601,408	$564,979
IRLCs	Level 2	11,670	16,161
Forward contracts	Level 2	4,564	(5,436)
Whole loan commitments	Level 2	1,177	(498)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$582

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,624,651	$2,632,235
Financial Services debt	Level 2	476,504	411,821
Senior notes payable	Level 2	2,511,200	3,375,564
Other notes payable	Level 2	71,425	40,098

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair values for IRLCs, including the value of servicing rights, and forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates.

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion and $2.7 billion at September 30, 2021 and December 31, 2020, respectively.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $282.3 million and $1.8 billion, respectively, at September 30, 2021 and $249.7 million and $1.5 billion, respectively, at December 31, 2020. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Warranty liabilities, beginning of period	$87,759	$86,278	$82,744	$91,389
Reserves provided	22,993	15,320	61,801	47,364
Payments	(19,346)	(18,551)	(53,150)	(52,741)
Other adjustments	317	501	328	(2,464)
Warranty liabilities, end of period	$91,723	$83,548	$91,723	$83,548

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

At any point in time, we are managing approximately 1,000 individual claims related to general liability, property, errors and omissions, workers' compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $624.7 million and $641.8 million at September 30, 2021 and December 31, 2020, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 68% of the total general liability reserves at September 30, 2021 and December 31, 2020, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $56.6 million and $59.4 million in the nine months ended September 30, 2021 and 2020, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$620,617	$640,014	$641,779	$709,798
Reserves provided	21,569	21,992	64,018	60,618
Adjustments to previously recorded reserves	(1,349)	—	(56,567)	(59,362)
Payments, net (a)	(16,175)	(9,460)	(24,568)	(58,508)
Balance, end of period	$624,662	$652,546	$624,662	$652,546

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $67.8 million and

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$69.5 million at September 30, 2021 and December 31, 2020, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $78.0 million and $96.9 million at September 30, 2021, respectively, and $71.3 million and $91.4 million at December 31, 2020, respectively. In the three and nine months ended September 30, 2021, we recorded an additional $2.1 million and $15.2 million of lease liabilities under operating leases, respectively, and $13.0 million in the nine months ended September 30, 2020. Payments on lease liabilities in the three and nine months ended September 30, 2021 totaled $5.1 million and $15.6 million, respectively, and $4.8 million and $14.8 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. For the three and nine months ended September 30, 2021, our total lease expense was $10.6 million and $31.2 million, respectively, and $9.6 million and $28.2 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $1.6 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $4.9 million in the comparable prior year periods, as well as short-term lease costs of $3.7 million and $9.7 million for the three and nine months ended September 30, 2021, respectively, and $2.6 million and $6.6 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of September 30, 2021 were as follows ($000's omitted):

Years Ending December 31,
2021 (a)	$5,571
2022	24,395
2023	22,433
2024	16,270
2025	11,463
Thereafter	26,092
Total lease payments (b)	106,224
Less: Interest (c)	9,292
Present value of lease liabilities (d)	$96,932

(a)Remaining payments are for the three months ended December 31, 2021.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were $3.0 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2021.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.4 years and 5.53%, respectively, at September 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We continue to experience strong demand for our products as new orders increased 12% over the prior year for the nine months ended September 30, 2021. While new orders were 17% lower than the prior year for the three months ended September 30, 2021, the decrease was driven primarily by a 14% reduction in community count in combination with Company actions to strategically manage the pace of sales to better align with current production levels. The favorable demand for new housing has been driven by mortgage interest rates near historical lows, a limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers or to relocate from higher cost geographical regions. As a result, our order backlog increased 33% in units and 56% in dollars as of September 30, 2021 over the prior year.

Home closings increased 9% and 14% in the three and nine months ended September 30, 2021, respectively, compared with the prior year periods. The higher closing volume is despite significant disruption in the homebuilding supply chain, including the availability of certain materials and construction labor combined with delays in municipal approvals and inspections, which has elongated the production cycle of the homes we are constructing. While we are working with our supply partners, have increased our speculative housing starts, and have hired additional construction and customer service employees, our production cycle times have extended in the majority of our markets due to the challenges referenced above. Due to these supply chain challenges, we are moderating lot releases and the pace of new orders in the majority of our communities in order to balance sales volume and production capacity to reduce backlog durations. We believe these conditions will continue to impact our industry for at least the next few quarters.

We are also facing cost pressures related to labor and materials, due in large part to a shortage of workers and supply chain challenges resulting from ongoing effects of the COVID-19 pandemic and other macroeconomic factors. Specifically, the cost of lumber more than quadrupled from mid-2020 to mid-2021. While the cost of lumber has declined significantly since peaking in May 2021, it remains elevated compared to historical norms, and the availability of certain wood products, including roof and floor trusses and oriented strand boards, remains challenged. We also continue to experience significant challenges with the cost and availability of windows, siding, and appliances, among other supply categories. To date, we have been, and believe we will continue to be, able to increase pricing to offset the majority of such cost increases due to ongoing high consumer demand.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, or its related impacts on overall economic conditions or the global supply chain, will last. As a result, the unpredictability of the current economic and public health conditions will continue to evolve. However, all of our operations continue to function at effectively full capacity subject to health and safety protocols, and we remain optimistic about future housing demand and our ability to continue expanding our business. Due to the higher demand and long municipal entitlement timelines, the number of our active communities continues to decrease as we close communities at a pace faster than we are opening new ones. While we have increased our investments in land acquisition and development, we expect that the number of our active communities will not begin to increase meaningfully until 2022.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income before income taxes:
Homebuilding	$571,763	$420,103	$1,487,486	$1,060,906
Financial Services	48,639	64,064	166,442	144,038
Income before income taxes	620,402	484,167	1,653,928	1,204,944
Income tax expense	(144,853)	(67,769)	(370,873)	(236,216)
Net income	$475,549	$416,398	$1,283,055	$968,728
Per share data - assuming dilution:
Net income	$1.82	$1.54	$4.85	$3.56
•Homebuilding income before income taxes for the three and nine months ended September 30, 2021 increased 36% and 40%, respectively, compared with the same periods in 2020, respectively. The results are primarily the result of increased closings, higher gross margins, and improved overhead leverage in 2021. The results also include insurance adjustments of $53.7 million for the nine months ended September 30, 2021, compared to $59.4 million for the nine months ended September 30, 2020 (see Note 8). This benefit in 2020 was partially offset by severance expense of $10.4 million for the nine months ended September 30, 2020, and a goodwill impairment charge totaling $20.2 million (see Note 1) in the nine months ended September 30, 2020. Results for the nine months ended September 30, 2021 also include a loss on debt retirement of $61.5 million (see Note 4).
•Financial Services income before income taxes for the three months ended September 30, 2021 decreased 24% compared to the same period in 2020, primarily as a result of increased competition in 2021 resulting in lower revenue per loan. For the nine months ended September 30, 2021, Financial Services income before income taxes increased 16% compared with the same period in 2020 as a result of higher volumes, which largely resulted from increased homebuilding volumes, partially offset by the lower revenue per loan.
•Our effective tax rate for the three and nine months ended September 30, 2021 was 23.3% and 22.4%, respectively, compared to 14.0% and 19.6%, respectively, for the same periods in 2020. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits associated with federal energy efficient home credits. Income tax expense in the three and nine months ended September 30, 2020 includes benefits of $53.2 million and $58.0 million, respectively, associated with the extension of federal energy efficient homes tax credits, including to homes closed in prior open tax years. The effective tax rate for the nine months ended September 30, 2021 also reflects a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Home sale revenues	$3,324,483	18%	$2,823,921	$9,156,371	22%	$7,517,453
Land sale and other revenues	63,085	161%	24,165	123,321	76%	70,042
Total Homebuilding revenues	3,387,568	19%	2,848,086	9,279,692	22%	7,587,495
Home sale cost of revenues (a)	(2,443,074)	15%	(2,131,741)	(6,754,204)	18%	(5,706,814)
Land sale and other cost of revenues	(47,483)	132%	(20,502)	(103,313)	86%	(55,558)
Selling, general, and administrative expenses ("SG&A") (b)	(320,506)	18%	(271,257)	(864,478)	18%	(731,785)
Loss on debt retirement	—	(c)	—	(61,469)	(c)	—
Goodwill impairment	—	(c)	—	—	(c)	(20,190)
Other expense, net	(4,742)	6%	(4,483)	(8,742)	(29)%	(12,242)
Income before income taxes	$571,763	36%	$420,103	$1,487,486	40%	$1,060,906

Supplemental data:
Gross margin from home sales	26.5%	200 bps	24.5%	26.2%	210 bps	24.1%
SG&A as a percentage of home sale revenues	9.6%	—	9.6%	9.4%	(30) bps	9.7%
Closings (units)	7,007	9%	6,454	20,283	14%	17,764
Average selling price	$474	8%	$438	$451	7%	$423
Net new orders (d):
Units	6,796	(17)%	8,202	24,970	12%	22,219
Dollars	$3,780,354	4%	$3,634,158	$12,668,805	32%	$9,579,982
Cancellation rate	10%		12%	8%		15%
Average active communities	768	(14)%	892	804	(9)%	884
Backlog at September:
Units				19,845	33%	14,962
Dollars				$10,305,614	56%	$6,598,334

(a)Includes the amortization of capitalized interest.
(b)Includes insurance adjustments of $53.7 million and $59.4 million in the nine months ended September 30, 2021 and 2020, respectively (see Note 8), and severance expense of $10.4 million in the nine months ended September 30, 2020.
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three and nine months ended September 30, 2021 were higher than the prior year periods by $500.6 million and $1.6 billion, respectively. For the three months ended September 30, 2021, the 18% increase was attributable to a 9% increase in closings combined with an 8% increase in average selling price. For the nine months ended September 30, 2021, the 22% increase was attributable to a 14% increase in closings combined with a 7% increase in average selling price. The increase in closings was primarily the result of favorable demand conditions, including a large backlog of orders. Beginning in March 2020, the COVID-19 pandemic began to unfavorably impact the demand environment. However, demand improved significantly beginning in June 2020 and has remained favorable. The higher average selling price reflects the impact of pricing actions taken in response to the higher demand as well as increased input costs, partially offset by a small increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 26.5% and 26.2% for the three and nine months ended September 30, 2021, respectively, compared to 24.5% and 24.1% for the three and nine months ended September 30, 2020, respectively. Gross margins for the three and nine months ended September 30, 2021 remained higher than prior year levels and reflect a combination of factors, including: strong consumer demand, the low mortgage interest rate environment, and limited supplies of new and existing housing inventory. As a result, the pricing environment remains strong, which has allowed us to effectively manage pressure in house and land costs through pricing actions. While costs remain elevated, we have been able to more than offset these cost increases through price increases. Additionally, while speculative home sales (homes started prior to receipt of a customer order) remain the minority of our operations, the current environment is providing opportunities for additional pricing and relative margin gains related to such homes.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $15.6 million and $20.0 million for the three and nine months ended September 30, 2021, respectively, compared to $3.7 million and $14.5 million for the three and nine months ended September 30, 2020, respectively. Income in the three and nine months ended September 30, 2021 included a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years.

SG&A

SG&A as a percentage of home sale revenues was 9.6% and 9.4% for the three and nine months ended September 30, 2021, respectively, compared with 9.6% and 9.7% for the three and nine months ended September 30, 2020, respectively. The gross dollar amount of our SG&A increased $49.2 million, or 18%, for the three months ended September 30, 2021 compared to September 30, 2020, and increased $132.7 million, or 18%, for the nine months ended September 30, 2021 compared to September 30, 2020. The change in gross dollars in 2021 resulted from the higher production volume primarily as the result of higher sales commissions expense. The improvement in year-to-date SG&A as a percentage of home sale revenues is primarily attributable to leverage gained from the higher revenues. This overhead leverage was partially offset in 2021 by higher headcount to support the increased production volume as well as higher incentive compensation accruals due to the Company's strong operating performance. The nine months ended September 30, 2020 also included severance expense of $10.3 million as we took actions in the second quarter of 2020 to reduce overhead expenses due to the disruption caused by the early stages of the COVID-19 pandemic.

Other expense, net
Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Write-offs of deposits and pre-acquisition costs	$(3,567)	$(1,692)	$(6,801)	$(8,335)
Amortization of intangible assets	(3,612)	(5,041)	(13,571)	(14,643)
Interest income	436	891	1,541	6,024
Interest expense	(115)	(225)	(387)	(4,022)
Equity in earnings of unconsolidated entities	604	336	5,620	1,238
Miscellaneous, net	1,512	1,248	4,856	7,496
Total other expense, net	$(4,742)	$(4,483)	$(8,742)	$(12,242)

Net new orders

Net new orders in units decreased 17% while net new orders in dollars increased 4% for the three months ended September 30, 2021 as compared with the prior year period. Net new orders in units increased 12% while net new orders in dollars increased 32% for the nine months ended September 30, 2021 as compared with the prior year period. The net new order volume in 2021 reflects favorable demand conditions partially offset by a lower community count, as more fully discussed above. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 10% and 8% for the three and nine months ended September 30, 2021, respectively, and 12% and 15% for the same periods in 2020. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 56% at September 30, 2021 compared with September 30, 2020.

Homes in production

The following is a summary of our homes in production:

	September 30, 2021	September 30, 2020
Sold	15,676	9,696
Unsold
Under construction	3,017	1,405
Completed	109	350
	3,126	1,755
Models	1,212	1,277
Total	20,014	12,728

The number of homes in production at September 30, 2021 was 57% higher than at September 30, 2020. The increase in homes under production is the result of the significant increase in demand, coupled with elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. The higher level of unsold homes, or speculative homes, under construction reflects a conscious decision to increase our housing starts of speculative units in response to the noted supply chain challenges and to meet demand. The lower unsold completed inventory reflects our ability to sell these speculative units given the strong demand environment.

Controlled lots

The following is a summary of our lots under control at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,739	7,305	12,044	4,956	4,001	8,957
Southeast	15,621	25,803	41,424	15,051	18,248	33,299
Florida	23,135	34,813	57,948	20,737	24,396	45,133
Midwest	12,186	17,294	29,480	9,728	14,734	24,462
Texas	19,267	20,606	39,873	15,923	17,841	33,764
West	27,882	13,973	41,855	24,968	9,769	34,737
Total	102,830	119,794	222,624	91,363	88,989	180,352

Developed (%)	38%	14%	25%	43%	16%	30%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital and have increased our controlled lot count as the result of the strong demand environment. Additionally, we continue to seek to increase the percentage of our lots that are controlled via land option agreement. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $5.3 billion at September 30, 2021.

These land option agreements generally may be canceled at our discretion and in certain cases extend over several years. Our maximum exposure related to these land option agreements is generally limited to our deposits and pre-acquisition costs, which totaled $354.3 million, of which $19.4 million is refundable, at September 30, 2021.

Homebuilding Segment Operations

As of September 30, 2021, we conducted our operations in 40 markets located throughout 23 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Home sale revenues:
Northeast	$273,206	13%	$242,758	$735,418	35%	$546,437
Southeast	587,292	36%	432,072	1,539,928	21%	1,271,001
Florida	707,990	17%	605,731	2,072,344	25%	1,655,034
Midwest	504,273	23%	410,384	1,332,407	28%	1,039,114
Texas	412,201	15%	358,177	1,255,377	18%	1,067,681
West	839,521	8%	774,799	2,220,897	15%	1,938,186
	$3,324,483	18%	$2,823,921	$9,156,371	22%	$7,517,453
Income (loss) before income taxes (a):
Northeast	$53,410	35%	$39,442	$132,604	72%	$76,995
Southeast	109,407	58%	69,275	274,174	39%	196,798
Florida (b)	133,642	26%	106,394	382,682	48%	258,991
Midwest	72,537	16%	62,638	196,205	42%	137,707
Texas	71,062	10%	64,646	221,099	24%	178,150
West	173,137	42%	121,974	403,039	44%	279,393
Other homebuilding (c)	(41,432)	(6)%	(44,266)	(122,317)	(82)%	(67,128)
	$571,763	36%	$420,103	$1,487,486	40%	$1,060,906

(a)Includes land-related charges as summarized in the table below.
(b)    Includes goodwill impairment charge totaling $20.2 million in the nine months ended September 30, 2020.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance adjustments of $53.7 million and $59.4 million in the nine months ended September 30, 2021 and 2020, respectively (see Note 8). Other homebuilding also includes a loss on debt retirement of $61.5 million in the nine months ended September 30, 2021 (see Note 4).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Closings (units):
Northeast	472	10%	428	1,286	29%	998
Southeast	1,278	21%	1,057	3,507	14%	3,089
Florida	1,502	5%	1,427	4,614	15%	4,017
Midwest	1,123	18%	950	3,004	22%	2,466
Texas	1,276	10%	1,162	4,020	15%	3,484
West	1,356	(5)%	1,430	3,852	4%	3,710
	7,007	9%	6,454	20,283	14%	17,764

Average selling price:
Northeast	$579	2%	$567	$572	4%	$548
Southeast	460	12%	409	439	7%	411
Florida	471	11%	424	449	9%	412
Midwest	449	4%	432	444	5%	421
Texas	323	5%	308	312	2%	306
West	619	14%	542	577	10%	522
	$474	8%	$438	$451	7%	$423

Net new orders - units:
Northeast	368	(38)%	591	1,451	2%	1,422
Southeast	1,085	(14)%	1,255	4,010	15%	3,491
Florida	1,844	(1)%	1,868	6,451	28%	5,041
Midwest	1,075	(14)%	1,243	3,936	25%	3,158
Texas	1,117	(33)%	1,673	4,468	(3)%	4,613
West	1,307	(17)%	1,572	4,654	4%	4,494
	6,796	(17)%	8,202	24,970	12%	22,219

Net new orders - dollars:
Northeast	$221,016	(34)%	$336,514	$864,079	9%	$796,058
Southeast	588,400	11%	529,037	1,966,434	35%	1,452,429
Florida	1,043,871	30%	803,858	3,308,173	58%	2,093,957
Midwest	538,621	(2)%	550,500	1,856,704	36%	1,370,247
Texas	463,727	(10)%	515,721	1,655,023	19%	1,389,186
West	924,719	3%	898,528	3,018,392	22%	2,478,105
	$3,780,354	4%	$3,634,158	$12,668,805	32%	$9,579,982

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Cancellation rates:
Northeast	9%		7%	7%		10%
Southeast	6%		7%	6%		11%
Florida	8%		12%	7%		14%
Midwest	7%		8%	6%		11%
Texas	16%		15%	12%		18%
West	13%		18%	11%		19%
	10%		12%	8%		15%

Unit backlog:
Northeast				1,118	10%	1,013
Southeast				2,843	25%	2,267
Florida				5,491	65%	3,330
Midwest				3,131	40%	2,232
Texas				3,501	18%	2,979
West				3,761	20%	3,141
				19,845	33%	14,962

Backlog dollars:
Northeast				$689,984	16%	$597,318
Southeast				1,457,415	51%	964,896
Florida				2,863,695	102%	1,417,185
Midwest				1,514,932	54%	983,110
Texas				1,380,737	51%	912,372
West				2,398,851	39%	1,723,453
				$10,305,614	56%	$6,598,334

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Land-related charges (a):
Northeast	$223	$419	$357	$5,264
Southeast	1,915	725	3,253	2,401
Florida	209	108	642	1,089
Midwest	477	190	969	1,466
Texas	141	82	932	1,068
West	602	170	667	1,844
Other homebuilding	—	54	—	798
	$3,567	$1,748	$6,820	$13,930
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the third quarter of 2021, Northeast home sale revenues increased by 13% when compared with the prior year period due to a 10% increase in closings combined with a 2% increase in average selling price. The increase in closings occurred across all markets, while the increase in average selling price was mixed among markets. Income before income taxes increased 35% primarily due to increased revenues, as well as improved gross margins and overhead management which occurred across the majority of markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2021, Northeast home sale revenues increased by 35% when compared with the prior year period due to a 29% increase in closings combined with a 4% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 72% primarily due to increased revenues, as well as improved gross margins which occurred across all markets and improved overhead management which occurred across the majority of markets. Net new orders increased across the majority of markets.

Southeast

For the third quarter of 2021, Southeast home sale revenues increased 36% compared with the prior year period as the result of a 21% increase in closings combined with a 12% increase in average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 58% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders decreased across all markets.

For the nine months ended September 30, 2021, Southeast home sale revenues increased 21% compared with the prior year period as the result of a 14% increase in closings combined with a 7% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 39% primarily due to increased revenues, as well as improved gross margins which occurred across the majority of markets. Net new orders increased across all markets.

Florida

For the third quarter of 2021, Florida home sale revenues increased 17% compared with the prior year period due to a 5% increase in closings combined with an 11% increase in the average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 26% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders decreased across all markets except North Florida.

For the nine months ended September 30, 2021, Florida home sale revenues increased 25% compared with the prior year period due to a 15% increase in closings combined with an 9% increase in the average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 48% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across all markets, combined with the impact of a goodwill impairment charge of $20.2 million in the nine months ended September 30, 2020 (see Note 1). Net new orders increased across all markets.

Midwest

For the third quarter of 2021, Midwest home sale revenues increased 23% compared with the prior year period due to a 18% increase in closings combined with a 4% increase in average selling price. The increase in closings occurred across all markets, while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 16% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2021, Midwest home sale revenues increased 28% compared with the prior year period due to a 22% increase in closings combined with a 5% increase in average selling price. The increase in closings occurred across all markets, while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 42% primarily due to increased revenues as well as improved gross margins which occurred the majority of markets. Net new orders increased across all markets.

Texas

For the third quarter of 2021, Texas home sale revenues increased 15% compared with the prior year period due to a 10% increase in closings combined with a 5% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 10% primarily due to increased revenues, as well as improved gross margins and improved overhead management which occurred across the majority of markets. Net new orders decreased across all markets.

For the nine months ended September 30, 2021, Texas home sale revenues increased 18% compared with the prior year period due to a 15% increase in closings combined with a 2% increase in the average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred in all markets. Income before income taxes increased 24% primarily due to increased revenues, as well as improved gross margins and improved overhead management, which occurred across the majority of markets. Net new orders decreased across all markets except Dallas and Austin.

West

For the third quarter of 2021, West home sale revenues increased 8% compared with the prior year period due to a 14% increase in average selling price partially offset by a 5% decrease in closings. The decrease in closings occurred across the majority of markets, while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 42% primarily due to increased revenues, improved overhead management and gross margins across the majority of markets, and gains of $12.9 million related to a land sale transaction in California. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2021, West home sale revenues increased 15% compared with the prior year period due to a 4% increase in closings combined with an 10% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 44% primarily due to increased revenues, improved overhead management and gross margins across all markets, and gains of $12.9 million related to a land sale transaction in California. Net new orders increased across the majority of markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage LLC ("Pulte Mortgage") and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to support our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding as Homebuilding customers continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities, excluding cash closings, from our Homebuilding operations is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2021 vs. 2020	2020	2021	2021 vs. 2020	2020
Mortgage revenues	$71,238	(20)%	$88,819	$230,505	11%	$206,964
Title services revenues	16,818	13%	14,940	48,565	17%	41,465
Insurance brokerage commissions	3,426	10%	3,112	9,562	23%	7,794
Total Financial Services revenues	91,482	(14)%	106,871	288,632	13%	256,223
Expenses	(42,835)	—%	(42,807)	(122,921)	10%	(112,135)
Other income (expense), net	(8)	(a)	—	731	(a)	(50)
Income before income taxes	$48,639	(24)%	$64,064	$166,442	16%	$144,038
Total originations:
Loans	5,078	5%	4,858	15,082	14%	13,202
Principal	$1,810,722	11%	$1,625,250	$5,186,913	21%	$4,274,619

(a)Percentage not meaningful

	Nine Months Ended
	September 30,
	2021	2020
Supplemental data:
Capture rate	86.1%	86.5%
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	21%
Other agency	73%	71%
Total agency	93%	92%
Non-agency	7%	8%
Total funded originations	100%	100%

Revenues

Mortgage interest rates have been at or near historically low levels through 2020 and the first nine months of 2021. In the three and nine months ended September 30, 2021, loan margins are lower than the prior year periods due to competition driven by a reduction in refinance volume within the mortgage industry, which has lowered gains from the sale of mortgages in the secondary market. Total Financial Services revenues for the three months ended September 30, 2021 decreased 14% compared with the same period in 2020 primarily as a result of lower revenue per loan due to this increased competition, partially offset by higher loan origination volume resulting from Homebuilder volume growth. Financial Services revenues for the nine months ended September 30, 2021 increased 13% compared with the same period in 2020 primarily as a result of higher loan origination volume due to Homebuilder volume growth, partially offset by lower revenue per loan.

Income before income taxes

Income before income taxes for the three months ended September 30, 2021 decreased 24% compared to the same period in 2020, primarily as a result of lower revenue per loan, partially offset by higher volume. For the nine months ended September 30, 2021, income before income taxes increased 16% compared with the same period in 2020 as the result of higher volume, partially offset by lower revenue per loan.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2021 was 23.3% and 22.4%, respectively, compared to 14.0% and 19.6%, respectively, for the same periods in 2020. The 2020 effective tax rates are lower than the 2021 effective tax rates for the same periods primarily due to federal energy efficient home credits.

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

At September 30, 2021, we had unrestricted cash and equivalents of $1.6 billion, restricted cash balances of $56.3 million, and $717.7 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Given the financial resources available to us, we believe that we have adequate liquidity to continue funding our operations for the foreseeable future.

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 22.4% at September 30, 2021, as compared with 29.5% at December 31, 2020.

Unsecured senior notes

We had $2.0 billion and $2.7 billion of unsecured senior notes outstanding at September 30, 2021 and December 31, 2020, respectively, with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the nine months ended September 30, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees. We also retired $426.0 million of senior notes at their scheduled maturity date.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $71.4 million and $40.1 million at September 30, 2021 and December 31, 2020, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at September 30, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding at either September 30, 2021 or December 31, 2020, and $282.3 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at September 30, 2021 and December 31, 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2021, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $717.7 million and $750.3 million at September 30, 2021 and December 31, 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (as amended, the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $580.0 million at September 30, 2021, which will increase to $650.0 million during the seasonally high borrowing period from December 27, 2021 through January 13, 2022. At all other times, the maximum aggregate commitment ranges from $460.0 million to $550.0 million. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $476.5 million and $411.8 million outstanding under the Repurchase Agreement at September 30, 2021 and December 31, 2020, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

In the nine months ended September 30, 2021, we declared cash dividends totaling $110.3 million and repurchased 12.0 million shares under our repurchase authorization for $614.3 million. On April 26, 2021, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At September 30, 2021, we had remaining authorization to repurchase $740.6 million of common shares.

Cash flows

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $548.2 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the nine months ended September 30, 2021 was primarily due to our net income of $1.3 billion, which included various non-cash items including a loss on debt retirement of $61.5 million, partially offset by a net increase in inventories of $1.1 billion, which was primarily attributable to higher house inventory in production resulting from higher sales activity and extended production cycle times combined with higher investment in land inventory to support future growth.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $1.3 billion. The positive cash flow from operations for the nine months ended September 30, 2020 was primarily due to our net income of $968.7 million, which included various non-cash items, a seasonal $108.2 million decrease in residential mortgage loans available-for-sale, and a net decrease in inventories of $84.3 million. The decrease in inventories resulted from our deliberate efforts to reduce inventory spend, especially land acquisition and development spend, during the second quarter of 2020 in response to the COVID-19 pandemic. While a seasonal increase in house inventory partially offset the reduced land expenditures, the size of the seasonal increase was lower as we tightly managed production levels during the second quarter of 2020.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $86.5 million. These cash outflows primarily reflected a $10.4 million deferred payment related to the acquisition of Innovative Construction Group ("ICG"), $35.8 million of investments in unconsolidated entities, as well as capital expenditures of $52.1 million related to our ongoing investments in new communities and certain information technology applications. These outflows were partially offset by distributions from unconsolidated entities of $11.5 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $107.2 million. These cash outflows primarily reflected our acquisition of ICG in January 2020 for $83.3 million, as well as capital expenditures of $46.9 million related to our ongoing investments in new communities and certain information technology applications. These outflows were partially offset by distributions from unconsolidated entities of $19.9 million.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2021 totaled $1.5 billion. These cash outflows resulted primarily from the repurchase of 12.0 million common shares for $614.3 million under our share repurchase authorization, repayments of debt totaling $797.4 million, and payments of $111.7 million in cash dividends. These outflows were partially offset by net borrowings of $64.7 million under the Repurchase Agreement to support higher loan originations resulting from growth in home closing volume.

Net cash used in financing activities for the nine months ended September 30, 2020 totaled $296.7 million. These cash outflows resulted primarily from the repurchase of 2.8 million common shares for $95.7 million under our share repurchase authorization, repayments of debt totaling $11.0 million, payments of $97.8 million in cash dividends, and net repayments of $77.5 million for borrowings under the Repurchase Agreement.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our quarterly results for 2021 and 2020 are not necessarily indicative of results that may be achieved in the future.

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

Supplemental Guarantor Financial Information

As of September 30, 2021, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The measures of insolvency for purposes of determining whether a fraudulent conveyance occurred would vary depending upon the laws of the relevant jurisdiction and upon the valuation assumptions and methodology applied by the court. However, in general, a court would deem a company insolvent if:

•the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair salable value of all of its assets;
•the present fair salable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could not pay its debts as they became due.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	September 30, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash	$1,539,275	$2,429,639
House and land inventory	8,748,663	7,600,542
Total assets	11,369,170	11,028,911

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,528,501	$2,101,427
Notes payable	2,059,923	2,752,302
Amount due to Non-Guarantor Subsidiaries	55,142	12,208
Total liabilities	4,713,444	4,948,275

	Nine Months Ended
	September 30,
Summarized Statement of Operations Data	2021	2020
Revenues	$9,035,505	$7,424,736
Cost of revenues	6,664,370	5,631,840
Selling, general, and administrative expenses	852,397	713,360
Income before income taxes	1,427,182	1,040,803

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2021, we had outstanding letters of credit totaling $282.3 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.8 billion at September 30, 2021, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2021, these agreements had an aggregate remaining purchase price of $5.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates in the nine months ended September 30, 2021 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2021 ($000’s omitted):

	As of September 30, 2021 for the Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$26,194	$20,156	$10,639	$14,436	$—	$2,000,000	$2,071,425	$2,582,625
Average interest rate	0.62%	0.50%	4.18%	6.00%	—%	5.98%	5.85%

Variable rate debt (a)	$476,504	$—	$—	$—	$—	$—	$476,504	$476,504
Average interest rate	2.29%	—%	—%	—%	—%	—%	2.29%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at September 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2021 to July 31, 2021	1,274,926	$53.23	1,274,926	$933,308.45
August 1, 2021 to August 31, 2021	1,371,830	$53.68	1,371,830	$859,627.47
September 1, 2021 to September 30, 2021	2,455,590	$48.50	2,455,590	$740,569.08
Total	5,102,346	$51.07	5,102,346

(1)     In the nine months ended September 30, 2021, participants surrendered 0.2 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization totaling $500.0 million in May 2019 and an increase of $1.0 billion to such authorization in April 2021. There is no expiration date for this program, under which $740.6 million remained as of September 30, 2021.

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

Third Amended and Restated Master Repurchase Agreement, dated as of July 29, 2021, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 30, 2021)

(b)
First Amendment to Second Amended and Restated Credit Agreement dated as of July 30, 2021 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Filed herewith).

22	(a)	List of Guarantor Subsidiaries

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 26, 2021