Form 10-K
period 2021-12-31
PULTEGROUP INC/MI/
filed 2022-02-07
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______ To ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2021, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $14,115,791,937. As of January 20, 2022, the registrant had 248,650,958 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, which includes the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land, generated 97% of our consolidated revenues of $13.9 billion in 2021, 97% of our consolidated revenues of $11.0 billion in 2020, and 98% of our consolidated revenues of $10.2 billion in 2019.

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

Homebuilding Operations

Our Homebuilding operations are geographically diverse within the U.S. During 2021, we operated out of an average of 799 active communities in 41 markets across 24 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West, we offer a wide variety of home designs with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2021, we delivered home closings totaling 28,894 homes, compared with 24,624 homes in 2020 and 23,232 homes in 2019. Over our history, we have delivered nearly 775,000 homes.

We predominantly sell single-family detached homes, which represented 84% of our home closings in 2021 and 85% in both 2020 and 2019. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2021 ranged from approximately $150,000 to over $2,500,000, with 88% falling within the range of $250,000 to $750,000. The average unit selling price in 2021 was $463,000, compared with $430,000 in 2020, and $427,000 in 2019.

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
•Focus on building-to-order while maintaining an appropriate balance of speculative homes; and
•Manage the Company's capital consistent with our stated priorities: invest in the business, fund our dividend, maintain a modest leverage profile, and routinely return excess funds to shareholders through share repurchases.

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

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct roads and sewer and water systems in some areas. At December 31, 2021, we controlled 228,296 lots, of which 109,078 were owned and 119,218 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices and higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2021, 32%, 43%, and 25% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects a slight increase toward first-time buyers since 2020 consistent with our continued investment in serving first-time buyers.

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

We market our homes to prospective homebuyers through internet listings and link placements, social media, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. This includes our websites (www.pulte.com, www.centex.com, www.delwebb.com, www.divosta.com, www.jwhomes.com, and www.americanwesthomes.com), which provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us.

Our sales teams consist primarily of commissioned employees, and the majority of our home closings also involve independent third party sales brokers. Our sales consultants are responsible for guiding the customer through the sales process, including selecting the community, house floor plan, and options that meet the customer's needs. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are engaged and satisfied at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We have also introduced virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers with a more cost-effective means to provide a realistic vision of our homes.

The majority of our homes are sold on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we also build speculative homes in most of our communities, which allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We determine our speculative home strategy for each community based on local market factors and maintain a level of speculative home inventory based on our current and planned sales pace and construction cadence for the community.
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $9.9 billion (18,003 units) at December 31, 2021 and $6.8 billion (15,158 units) at December 31, 2020. This increase in 2021 backlog compared to 2020 is primarily the result of overall robust demand for new housing coupled with elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2021, substantially all are scheduled to be closed during 2022, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, resin, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future. For example, labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to industry growth, and the COVID-19 pandemic has increased demand for our homes, outpacing the growth of the residential construction labor pool. Additionally, the supply of certain building materials is limited and has been impacted by the combination of strong consumer demand and disruptions in the global supply chain caused by the COVID-19 pandemic and major weather events at the point of manufacture of certain products. This increase in demand, supply chain disruptions, and the consolidation of ownership of the source of supply for certain building materials combined to significantly increase the prices of those materials. As a result, during 2021, in all of our markets, we experienced supply chain constraints, increases in the prices of some building materials, and shortages of skilled labor. Increased costs or shortages of materials caused increases in construction costs and construction delays. Given the strong demand for housing in 2021, we have generally been able to pass such cost increases on to customers, but we cannot be certain that we will continue to be able to do so in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2021. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 73% of the homes we closed in both 2021 and 2020, and 67% in 2019. Other home closings are settled via either cash, which typically represent approximately 15% of home closings, or third party lenders.

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

Human Capital Resources

Workforce

At December 31, 2021, we employed 6,182 people, of which 1,122 were employed in our Financial Services operations. Of our homebuilding employees, 359 are involved in land acquisition and development functions, 2,272 are involved in construction and post-closing customer care functions; 1,226 are involved in the sales function; and 1,202 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

Compensation and Benefits

We offer our employees a competitive wage plus a broad range of company-paid benefits, including medical, dental, and vision healthcare coverage, paid parental leave, adoption benefits, a 401(k) retirement plan, and a stock compensation plan. The majority of our employees also participate in various performance-based incentive compensation plans. We believe that our compensation and benefits packages are competitive within our industry.

Culture and Objectives

Our key human capital management objectives are designed to attract, develop, and retain top industry talent that reflects the diversity of the communities in which we build. To support this goal, our human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits, and other programs; instill our culture with a focus on diversity and ethical behavior; and enhance our employees' performance through investment in current technology, tools, and training to enable our employees to operate at a high level. Our commitment to the aforementioned goals is evidenced through our certification as a Great Place to Work® and formation of a national diversity council.

We believe that diversity in the workplace produces unique perspectives which serve to drive innovation and change, which we feel benefits the overall organization. We believe our employees are an integral part of the success of our business and the cultivation and development of their collective skillsets is an entity-wide priority and critical to our success. Our management teams are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

Recruitment and Retention

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 21 years and the average tenure of our homebuilding division presidents is 16 years.

Information About Our Executive Officers

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	47	President and Chief Executive Officer	2012
John J. Chadwick	60	Executive Vice President and Chief Operating Officer	2019
Robert T. O'Shaughnessy	56	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	54	Executive Vice President, General Counsel and Corporate Secretary	2017
Michelle Hairston	45	Senior Vice President, Human Resources	2018
Brien P. O'Meara	49	Vice President and Controller	2020
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
Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011.
Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017. Prior to joining our company, he served as Executive Vice President, General Counsel and Secretary at AmeriCold Realty Trust, a public real estate investment trust focused on temperature controlled storage, from June 2013 to March 2017.

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
There is no family relationship between any of the officers or between any of our officers and any of our directors. Each officer serves at the pleasure of the Board of Directors.

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

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a significant decrease in our revenues and earnings that could materially and adversely affect our financial condition.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Mortgage interest rates in recent years have been at or near historic lows, thereby making new homes more affordable. Increases in interest rates could adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. For example, during 2018, we experienced lower than expected conversions of traffic to signups, especially among first-time and move-up buyers, beginning in May 2018 when mortgage rates increased. Similarly, the Federal Reserve has recently announced that it plans to increase the federal borrowing interest rate multiple times in 2022, which could negatively impact new home purchases.

A decrease in the availability of mortgage financing generally could also adversely impact the market for new homes, which could result from lenders increasing the qualifications needed for mortgages or adjusting their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have historically had, and may in the future have, a material adverse effect on the overall demand for new housing and thereby on the results of operations of our business.

The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is also critical to the housing market. The impact of the federal government’s conservatorship of Fannie Mae and Freddie Mac on the short-term and long-term demand for new housing remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans. Additionally, the availability of FHA and VA mortgage financing, which is subject to the same interest rate and lending term risks, is an important factor in marketing some of our homes, and reduced availability of these financing options could negatively impact our results of operations.

Inflation has resulted in increased costs that we may not be able to recoup.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which may have a negative impact on demand for our homes. In an inflationary environment, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of consumers who can afford to purchase one of our homes. Although the rate of inflation has been historically low in recent years, we are currently experiencing historically significant increases in the prices of labor and certain materials as a result of the COVID-19 pandemic and increased demand for new homes. These increases have increased our operational costs in recent periods, and if the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for homes to offset these increased costs in the future, which would adversely impact our results of operations and cash flows.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor. Labor shortages in certain of our markets have become more acute in recent years as the supply chain adjusts to industry growth and the labor force has lost significant time due to people infected with COVID-19. Consumer demand for our homes has also increased beyond the growth of the residential construction labor pool, which has been stunted by the COVID-19 pandemic and related responsive measures. Additionally, the supply of certain building materials, especially lumber, wood-based materials such as roof and floor trusses and oriented strand boards, steel, resin, concrete, copper, and petroleum-based materials, is limited and has been impacted by the combination of strong consumer demand, disruptions in the global supply chain caused by the COVID-19 pandemic, and major weather events at the point of manufacture of certain products. This increase in demand and the consolidation of ownership of the source of supply for certain building materials have combined to significantly increase the prices of those materials. As a result, during 2021, we experienced supply chain constraints, increases in the prices of some building materials, and shortages of skilled labor in all of our markets. Increased costs and shortages of labor and materials have caused increases in construction costs, construction delays, and increased backlog, which required us to moderate lot releases and pace new orders in the majority of our communities. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. We experience significant competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.

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

Our operations are subject to building, safety, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These assessments have increased over recent years as other funding mechanisms have decreased, causing local governing authorities to seek greater contributions from homebuilders. All of these factors can cause an increase in the effective cost of our homes.

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

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Our insurance coverage, our subcontractor arrangements, and our reserves may not be adequate to address all our warranty and construction defect claims in the future, and there is typically a lag between our payment of claims and reimbursements from applicable insurance carriers. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

We can be injured by improper acts of persons over whom we do not have control or by the attempt to impose liabilities or obligations of third parties on us.

Although we expect all of our subcontractors, employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws, regulations, or government guidelines, including practices relating to homes, buildings, or multifamily properties we build or finance, we move to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding subcontractors and employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, regulations, or government guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices' having taken place.

The homes we sell are built by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or subcontractors or the work rules they impose on their employees or subcontractors. However, various governmental agencies have attempted to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted services. Governmental rulings or changes in state or local laws that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

Natural disasters, severe weather conditions and changing climate patterns could delay deliveries, increase costs, and decrease demand for new homes in affected areas.

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. For instance, in 2019, several hurricanes caused disruptions in our southeastern coastal markets but did not result in a material impact to our results of operations. In addition, while they also did not have a material impact on our business in 2019 - 2021, the increased prevalence of forest fires in our western markets have caused disruptions to our sales operations and development delays. Significant weather events have contributed to plant closures and transportation delays that have exacerbated stress on our supply chain. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2021, we had cash, cash equivalents, and restricted cash of $1.8 billion as well as $701.2 million available under our revolving credit facility ("Revolving Credit Facility"). However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity is our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2021, we had outstanding letters of credit and surety bonds totaling $298.8 million and $1.8 billion, respectively. These letters of credit are generally issued via our unsecured Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity could be adversely affected.

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

As of December 31, 2021, we had deferred tax assets of $164.2 million, against which we provided a valuation allowance of $25.2 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Our ability to utilize net operating losses (“NOLs”) and other tax attributes to offset our future taxable income or income tax would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”).

An "ownership change" under Section 382 of the IRC would establish an annual limitation to the amount of NOLs and other tax attributes we could utilize to offset our taxable income or income tax in any single year. The application of these limitations might prevent full utilization of the deferred tax assets. To preserve our ability to utilize NOLs and other tax attributes in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Our shareholder rights plan, as amended, expires June 1, 2022, unless our Board of Directors and shareholders approve an amendment to extend the term prior thereto. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382. In addition, our shareholder rights plan may adversely affect the marketability of our common stock, because any non-exempt third party that acquires shares of our common stock in excess of the applicable threshold would suffer substantial dilution of its ownership interest.

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

Our mortgage operations may be responsible for losses arising out of claims associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. To date, the significant majority of these claims made by investors against our mortgage operations relate to loans originated prior to 2009, during which time inherently riskier loan products became more common in the origination market. We may also be asked to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex Corporation ("Centex"), which we acquired in 2009, for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties.

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

Risks Related to the COVID-19 Pandemic

Our business has been materially and adversely disrupted by the ongoing outbreak and worldwide spread of COVID-19 and could be materially and adversely disrupted by another epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

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

Those restrictions, combined with a reduction in the availability, capacity, and efficiency of municipal and private services necessary to progress land development, homebuilding, mortgage loan originations, and home sales, which in each case varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home construction and deliveries. The inconsistent and unpredictable impacts of the COVID-19 virus and the evolution of new variants with different characteristics impacting different areas of the country at different times throughout 2021 caused us to adjust our planning and operations at various times. The cumulative effect of the COVID-19 pandemic on the global supply chain and our operations, plus an increase in consumer demand, contributed to delays in production in most of our markets through the date of this report.

While our operations are now fully functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers, the current resurgence of the COVID pandemic in key areas of our operations has caused significant lost time due to isolations and any future quarantine may require us to reinstate restrictions on our operations. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic will last, and therefore, the unpredictability of the current economic and public health conditions will continue to evolve.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products, impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; further increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for 2022 and beyond.

Any epidemic, pandemic, or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period. As a result, the impact of such public health issues and the related governmental actions could have a significant adverse impact on our consolidated financial statements.

Should the adverse impacts described above (or others that are currently unknown) occur or worsen in the future, whether individually or collectively, we would expect to experience, among other things, increases in the cancellation rates for homes in our backlog, and decreases in our net orders, homes delivered, revenues, and profitability. Such impacts could be material to our consolidated financial statements in future reporting periods. We could also be forced to reduce our average selling prices in order to generate consumer demand or in reaction to competitive pressures. In addition, should the COVID-19 public health effort and governmental restrictions in response to the pandemic intensify to such an extent that we cannot operate in most or all of our served markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under our debt obligations, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt; or pay any dividends to our stockholders. Such circumstances could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

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

The frequency and sophistication of cyber-attacks on companies has increased in recent years, including significant ransomware attacks and foreign attacks on prominent companies and computer software programs. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations. Any such disruption could damage our reputation, result in lost customers, lost revenue and market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, the costs of maintaining adequate protection and insurance against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.

Breaches of our computer or data systems, including those operated by third parties on our behalf, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, customers and business partners, requiring us to incur significant expense to address and resolve. The misappropriation and/or release of confidential information may also lead to legal or regulatory proceedings against us by affected individuals and the outcome of such proceedings, which could include penalties or fines and require us to incur significant costs to remediate or otherwise resolve. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time.

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

We have significant intangible assets related to business combinations. If the carrying value of intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of intangible assets may occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 1500, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their daily operations. In total across our organization, we lease approximately 1.5 million square feet of office space. The Company considers its properties suitable and adequate for its current business operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 20, 2022, there were 2,043 shareholders of record.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2021 to October 31, 2021	2,608,010	$48.15	2,608,010	$615,001	(2)
November 1, 2021 to November 30, 2021	1,718,687	50.23	1,718,687	$528,672	(2)
December 1, 2021 to December 31, 2021	1,320,970	58.83	1,320,970	$457,569	(2)
Total	5,647,667	$50.11	5,647,667

(1)During 2021, participants surrendered 0.2 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)The Board of Directors approved a share repurchase authorization totaling $500.0 million in May 2019 and an increase of $1.0 billion to such authorization in April 2021. There is no expiration date for this program, under which $457.6 million remained available as of December 31, 2021. This share repurchase authorization was increased by $1.0 billion on January 31, 2022. During 2021, we repurchased 17.7 million shares for a total of $897.3 million under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2017, 2018, 2019, 2020, and 2021, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2021

	2016	2017	2018	2019	2020	2021
PULTEGROUP, INC.	$100.00	$183.41	$145.33	$219.93	$247.75	$332.09
S&P 500 Index - Total Return	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Select Home Construction Index	100.00	160.15	110.94	165.96	210.76	315.66

* Assumes $100 invested on December 31, 2016, and the reinvestment of dividends.

ITEM 6.    RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We experienced strong demand for our products throughout 2021 as new orders increased 8% in units and 28% in dollars over the prior year. New order growth was uneven through the year as 2021 volume reflected our traditional seasonal patterns of higher orders in the first half of the year as part of the spring selling season while 2020 experienced significant volatility resulting from the onset of the COVID-19 pandemic, which severely impacted sales in the first half of 2020 but then contributed to a sharp increase in demand in the second half of 2020. The favorable demand for new housing has been driven by mortgage interest rates near historical lows, a limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and a desire among some buyers to exit more densely populated urban centers or to relocate from higher cost geographical regions.

Home closings increased 17% in 2021 compared with the prior year. The higher closing volume occurred in the face of significant disruption in the homebuilding supply chain, including the availability of certain materials and construction labor combined with delays in municipal approvals and inspections, which has elongated the production cycle of the homes we are constructing. While we are working with our supply partners, have increased our speculative housing starts, and have hired additional construction and customer service employees, our production cycle times have extended in substantially all of our markets due to the challenges referenced above. Due to these supply chain challenges, we are moderating lot releases and the pace of new orders in the majority of our communities in order to balance sales volume and production capacity to reduce backlog durations. We believe these conditions will continue to impact our industry for at least the next few quarters.

We are also facing cost pressures related to labor and materials, due in large part to a shortage of workers and supply chain challenges resulting from ongoing effects of the COVID-19 pandemic and other macroeconomic factors. Specifically, the cost of lumber more than quadrupled from mid-2020 to mid-2021. While the cost of lumber declined significantly since peaking in May 2021, it increased again in late 2021 and remains elevated compared to historical norms. Additionally, the availability of certain wood products, including roof and floor trusses and oriented strand boards, remains challenged. We also continue to experience significant challenges with the cost and availability of windows, siding, and appliances, among other supply categories. To date, we have been, and believe we will continue to be, able to increase pricing to offset the majority of such cost increases due to ongoing high consumer demand.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, or its related impacts on overall economic conditions or the global supply chain, will last. As a result, the unpredictability of the current economic and public health conditions will continue to evolve. However, all of our operations continue to function at effectively full capacity subject to health and safety protocols, and we remain optimistic about future housing demand and our ability to continue expanding our business. Due to the higher demand and long municipal entitlement timelines, the number of our average active communities declined 9% in 2021 compared to 2020 as we closed-out communities at a pace faster than we were opening new ones. In response, we have increased our investments in land acquisition and development, and we expect the number of our active communities to increase meaningfully in 2022. Also, while mortgage interest rates have recently increased, they remain low relative to historical levels, and supplies of new and existing home inventory remain low. Combined with an improving macroeconomic environment, overall demand for new housing remained robust at the end of 2021 as evidenced by our significantly higher order backlog, which increased 19% in units and 45% in dollars as of December 31, 2021 over the prior year. However, future economic conditions and the demand for homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage interest rates, higher inflation, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors. While we believe the demand for new housing will remain strong through 2022, our past performance may not be indicative of future results.

The following tables and related discussion set forth key operating and financial data for our Homebuilding and Financial Services operations as of and for the fiscal years ended December 31, 2021 and 2020. For similar operating and financial data and discussion of our fiscal 2020 results compared to our fiscal 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 2, 2021.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2021	2020
Income before income taxes:
Homebuilding	$2,288,128	$1,542,057
Financial Services	221,717	186,637
Income before income taxes	2,509,845	1,728,694
Income tax expense	(563,525)	(321,855)
Net income	$1,946,320	$1,406,839
Per share data - assuming dilution:
Net income	$7.43	$5.18

•Homebuilding income before income taxes increased 48% in 2021, primarily as the result of higher revenues and gross margins and improved overhead management. Homebuilding results also included insurance reserve reversals of $81.1 million and $93.4 million in 2021 and 2020, respectively, partially offset by reserves against insurance receivables of $17.8 million in 2020 (see Note 11) and a goodwill impairment charge of $20.2 million in 2020 (see Note 1).

•Financial Services income before income taxes increased in 2021 compared with 2020 resulting from higher volumes, partially offset by lower revenue per loan. The prior year also included $26.4 million of mortgage repurchase reserve charges (see Note 11).

•Our effective income tax rate was 22.5% and 18.6% for 2021 and 2020, respectively. The lower effective tax rate in 2020 resulted primarily from a benefit for federal energy efficient homes credits related to homes closed in prior years (see Note 8).

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2021	FY 2021 vs. FY 2020	2020
Home sale revenues	$13,376,812	26%	$10,579,896
Land sale and other revenues	160,538	71%	94,017
Total Homebuilding revenues	13,537,350	27%	10,673,913
Home sale cost of revenues (a)	(9,841,961)	23%	(8,004,823)
Land sale and other cost of revenues	(134,013)	73%	(77,626)
Selling, general, and administrative expenses ("SG&A") (b)	(1,208,698)	20%	(1,011,442)
Loss on debt retirement	(61,469)	(c)	—
Goodwill impairment	—	(c)	(20,190)
Other expense, net (d)	(3,081)	(83)%	(17,775)
Income before income taxes	$2,288,128	48%	$1,542,057
Supplemental data:
Gross margin from home sales (a)	26.4%		24.3%
SG&A % of home sale revenues (b)	9.0%		9.6%
Closings (units)	28,894	17%	24,624
Average selling price	$463	8%	$430
Net new orders:
Units	31,739	8%	29,275
Dollars	$16,442,441	28%	$12,837,272
Cancellation rate	9%		14%
Average active communities	799	(9)%	874
Backlog at December 31:
Units	18,003	19%	15,158
Dollars	$9,858,811	45%	$6,793,182

(a)Includes the amortization of capitalized interest.
(b)Includes insurance reserve reversals of $81.1 million and $93.4 million in 2021 and 2020, respectively, partially offset by reserves against insurance receivables of $17.8 million in 2020 (see Note 11).
(c)Percentage not meaningful.
(d)See "Other expense, net" for a table summarizing significant items (see Note 1).

Home sale revenues

Home sale revenues for 2021 were higher than 2020 by $2.8 billion, or 26%. The increase was attributable to a 17% increase in closings combined with an 8% increase in average selling price. The increase in closings was primarily the result of favorable demand conditions and occurred in substantially all of our geographic markets. Beginning in March 2020, the COVID-19 pandemic began to unfavorably impact the demand environment. However, demand improved significantly beginning in June 2020 and has remained favorable. The higher average selling price reflects the impact of pricing actions taken in response to the higher demand as well as increased input costs, partially offset by a small increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 26.4% in 2021, compared with 24.3% in 2020. Gross margins remained strong in both 2021 and 2020 relative to historical levels and reflect a combination of factors, including: strong consumer demand, the low mortgage interest rate environment, and limited supplies of new and existing housing inventory. As a result, the pricing environment remains strong, which has allowed us to effectively manage pressure in house and land costs through pricing actions. While costs remain elevated, we have been able to more than offset these cost increases through price increases. Additionally, while speculative home sales (homes started prior to receipt of a customer order) remain the minority of our operations, the current environment is providing opportunities for additional pricing and relative margin gains related to such homes.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $26.5 million and $16.4 million in 2021 and 2020, respectively. Income in 2021 included a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years.

SG&A

SG&A as a percentage of home sale revenues was 9.0% and 9.6% in 2021 and 2020, respectively. The dollar amount of our SG&A increased $197.3 million, or 20%, in 2021 compared with 2020. This increase resulted primarily from higher sales commissions expense and other variable costs due to the higher production volume. The improvement in SG&A as a percentage of home sale revenues is primarily attributable to leverage gained from the higher revenues. This overhead leverage was partially offset in 2021 by higher headcount to support the increased production volume as well as higher performance-based compensation accruals due to the Company's strong operating results. These results also reflect insurance reserve reversals of $81.1 million and $93.4 million in 2021 and 2020, respectively, partially offset by reserves against insurance receivables of $17.8 million in 2020. The 2020 SG&A expense also reflects severance costs of $10.3 million recorded in the second quarter of 2020 as we took actions to reduce overhead expenses due to the disruption caused by the early stages of the COVID-19 pandemic.

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

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2021	2020
Write-offs of deposits and pre-acquisition costs (Note 2)	$(12,283)	$(12,390)
Amortization of intangible assets (Note 1)	(16,502)	(19,685)
Interest income	1,953	6,837
Interest expense	(502)	(4,248)
Equity in earnings of unconsolidated entities (Note 4)	17,199	1,880
Miscellaneous, net	7,054	9,831
Total other expense, net	$(3,081)	$(17,775)

Equity in earnings of unconsolidated entities reflects our share of earnings from joint ventures and other investments with independent third parties and varies between periods based on the performance of the underlying investments.

Net new orders

Net new orders in units increased 8% in 2021 compared with 2020 while net new orders in dollars increased by 28% compared with 2020. The net new order volume in 2021 reflects favorable demand conditions partially offset by a lower community count, as more fully discussed above. The annual cancellation rate (canceled orders for the period divided by gross new orders for the period) was a historically-low 9% in 2021 compared to 14% in 2020. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 45% in 2021 compared with 2020 as the result of the higher new orders coupled with elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities.

Homes in production

The following is a summary of our homes in production at December 31, 2021 and 2020:

	2021	2020
Sold	14,228	10,421
Unsold
Under construction	4,105	1,694
Completed	90	255
	4,195	1,949
Models	1,275	1,287
Total	19,698	13,657

The number of homes in production at December 31, 2021 was 44% higher compared to December 31, 2020. The increase in homes under production is the result of the significant increase in demand, coupled with elongated cycle times due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. The higher level of unsold homes, or speculative homes, under construction reflects a strategic decision to increase our housing starts of speculative units in response to the noted supply chain challenges and to meet demand. The lower unsold completed inventory is near historical lows for our company and reflects our ability to sell these speculative units given the strong demand environment.

Controlled lots

The following is a summary of our lots under control at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,422	7,637	12,059	4,956	4,001	8,957
Southeast	15,604	28,887	44,491	15,051	18,248	33,299
Florida	27,654	32,240	59,894	20,737	24,396	45,133
Midwest	11,723	17,118	28,841	9,728	14,734	24,462
Texas	20,538	21,235	41,773	15,923	17,841	33,764
West	29,137	12,101	41,238	24,968	9,769	34,737
Total	109,078	119,218	228,296	91,363	88,989	180,352
	48%	52%	100%	51%	49%	100%

Developed (%)	38%	13%	25%	43%	16%	30%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital and have increased our controlled lot count as the result of the strong demand environment. Additionally, we continue to seek to increase the percentage of our lots that are controlled via land option agreement. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $5.5 billion at December 31, 2021.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2021, we conducted our operations in 41 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking, title, and insurance brokerage operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2021	FY 2021 vs. FY 2020	2020
Home sale revenues:
Northeast	$1,127,182	33%	$845,853
Southeast	2,231,002	32%	1,687,139
Florida	3,040,360	34%	2,274,113
Midwest	1,971,593	31%	1,507,450
Texas	1,800,767	24%	1,447,715
West	3,205,908	14%	2,817,626
	$13,376,812	26%	$10,579,896
Income before income taxes (a):
Northeast	$215,193	57%	$136,985
Southeast	417,880	61%	258,794
Florida (b)	585,680	62%	362,276
Midwest	285,825	34%	213,017
Texas	322,979	33%	242,383
West	594,976	40%	424,803
Other homebuilding (c)	(134,405)	(40)%	(96,201)
	$2,288,128	48%	$1,542,057
Closings (units):
Northeast	1,963	29%	1,522
Southeast	4,956	21%	4,108
Florida	6,640	21%	5,496
Midwest	4,397	24%	3,553
Texas	5,617	18%	4,747
West	5,321	2%	5,198
	28,894	17%	$24,624
Average selling price:
Northeast	$574	3%	$556
Southeast	450	9%	411
Florida	458	11%	414
Midwest	448	6%	424
Texas	321	5%	305
West	603	11%	542
	$463	8%	$430

(a)Includes land-related charges as summarized in the following land-related charges table (see Notes 2 and 3).
(b)Includes goodwill impairment charge of $20.2 million in 2020 (see Note 1).
(c)Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: insurance reserve reversals of $81.1 million and $93.4 million in 2021 and 2020, respectively, partially offset by reserves against insurance receivables of $17.8 million in 2020 (see Note 11) and a loss on debt retirement of $61.5 million in 2021 (see Note 5).

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2021	FY 2021 vs. FY 2020	2020
Net new orders - units:
Northeast	1,798	(5)%	1,886
Southeast	5,092	11%	4,583
Florida	8,416	23%	6,844
Midwest	4,886	16%	4,212
Texas	5,663	(5)%	5,950
West	5,884	1%	5,800
	31,739	8%	29,275
Net new orders - dollars:
Northeast	$1,077,091	2%	$1,059,479
Southeast	2,562,954	32%	1,934,579
Florida	4,470,326	53%	2,923,718
Midwest	2,329,112	26%	1,846,109
Texas	2,121,278	15%	1,837,939
West	3,881,680	20%	3,235,448
	$16,442,441	28%	$12,837,272
Cancellation rates:
Northeast	7%		10%
Southeast	6%		10%
Florida	8%		13%
Midwest	7%		11%
Texas	13%		18%
West	11%		18%
	9%		14%
Unit backlog:
Northeast	788	(17)%	953
Southeast	2,476	6%	2,340
Florida	5,430	49%	3,654
Midwest	2,688	22%	2,199
Texas	3,099	2%	3,053
West	3,522	19%	2,959
	18,003	19%	15,158
Backlog dollars:
Northeast	$511,231	(9)%	$561,323
Southeast	1,362,863	32%	1,030,910
Florida	3,057,832	88%	1,627,865
Midwest	1,348,155	36%	990,635
Texas	1,301,602	33%	981,091
West	2,277,128	42%	1,601,358
	$9,858,811	45%	$6,793,182

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2021	2020
Land-related charges*:
Northeast	$1,433	$5,301
Southeast	5,365	3,815
Florida	1,088	1,395
Midwest	2,150	2,390
Texas	1,357	4,588
West	909	1,936
Other homebuilding	—	880
	$12,302	$20,305

*    Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2021, Northeast home sale revenues increased 33% compared with 2020 due to a 29% increase in closings combined with a 3% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 57% primarily due to increased revenues, as well as improved gross margins and overhead management which occurred across all markets. Net new orders decreased, which was primarily attributable to Mid-Atlantic.

Southeast:

For 2021, Southeast home sale revenues increased 32% compared with 2020 due to a 21% increase in closings combined with a 9% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 61% primarily due to increased revenues, as well as improved gross margins which occurred across all markets, and improved overhead management which occurred across the majority of markets. Net new orders increased across the majority of markets.

Florida:

For 2021, Florida home sale revenues increased 34% compared with 2020 due to a 21% increase in closings combined with an 11% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 62% due to increased revenues, as well as improved gross margins which occurred across all markets, and improved overhead management which occurred across the majority of markets. Florida's income before income taxes also includes a goodwill impairment charge of $20.2 million in 2020 (see Note 1). Net new orders increased across all markets.

Midwest:

For 2021, Midwest home sale revenues increased 31% compared with 2020 due to a 24% increase in closings combined with a 6% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 34% primarily due to increased revenues, as well as improved gross margins and overhead management which occurred across all markets. Net new orders increased across all markets.

Texas:

For 2021, Texas home sale revenues increased 24% compared with 2020 due to an 18% increase in closings combined with a 5% increase in the average selling price. The increase in closings and average selling price occurred in all markets. Income before income taxes increased 33% primarily due to increased revenues, as well as improved gross margins which occurred across all markets, and improved overhead management which occurred across the majority of markets. Net new orders decreased across the majority of markets.

West:

For 2021, West home sale revenues increased 14% compared with 2020 period due to a 2% increase in closings combined with an 11% increase in the average selling price. The increase in closings was mixed among markets while the increase in average selling price occurred across all markets. Income before income taxes increased 40% primarily due to increased revenues, as well as improved gross margins and overhead management, which occurred across the majority of markets. In addition, 2021 results include a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years. The increase in net new orders was mixed among markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2021	FY 2021 vs. FY 2020	2020
Mortgage revenues	$304,287	4%	$293,099
Title services revenues	70,084	23%	57,023
Insurance brokerage commissions	15,161	26%	12,047
Total Financial Services revenues	389,532	8%	362,169
Expenses	(168,486)	(4)%	(175,481)
Other income (expense), net	671	(a)	(51)
Income before income taxes	$221,717	19%	$186,637
Total originations:
Loans	21,213	15%	18,433
Principal	$7,454,108	23%	$6,075,132

(a)     Percentage not meaningful

	Years Ended December 31,
	2021	2020
Supplemental data:
Capture rate	85.8%	86.4%
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	19%	21%
Other agency	73%	71%
Total agency	92%	92%
Non-agency	8%	8%
Total funded originations	100%	100%
Revenues

Total Financial Services revenues during 2021 increased 8% compared with 2020. The increase occurred as the result of increased homebuilding volumes, partially offset by lower capture rates and margins per loan. Mortgage interest rates were at or near historically low levels during 2020, which resulted in a refinancing boom that created a very favorable competitive environment for new originations. However, the demand for refinancing within the mortgage industry waned in 2021 as mortgage interest rates began to rise, which led to an increase in competition among lenders and lower margins per loan.

Income before income taxes

The increase in income before income taxes for 2021 as compared with 2020 was due primarily to higher volume, partially offset by lower margins per loan. Additionally, we incurred $26.4 million of mortgage repurchase reserve charges in 2020 (see Note 11).

Income Taxes

Our effective income tax rate was 22.5% and 18.6% for 2021 and 2020, respectively. The lower effective income tax rate in 2020 resulted primarily from the extension of federal energy efficient home credits related to homes closed in prior years. Both 2021 and 2020 also included benefits related to the reversals of valuation allowances against state net operating loss carryforwards. See Note 8.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations using internally-generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing available financing sources, including revolving bank credit and securities offerings.

At December 31, 2021, we had unrestricted cash and equivalents of $1.8 billion, restricted cash balances of $54.5 million, and $701.2 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 21.3% at December 31, 2021.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. Additionally, we plan to continue our dividend payments and repurchases of common stock. Beyond the next twelve months, we will need to repay or refinance our long-term debt, the next tranche of which becomes due in 2026.

We believe that our current cash position and other available financing resources, coupled with our ongoing operating activities, will provide sufficient liquidity to fund our business needs over the next twelve months and beyond. To the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt, dispose of certain assets to fund our operating activities, or draw on existing or new debt facilities.

Unsecured senior notes

At December 31, 2021, we had $2.0 billion of unsecured senior notes outstanding with no repayments due until March 2026 when $500.0 million of notes are scheduled to mature.

During 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The tender offer resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

Other notes payable

Certain of our local homebuilding operations are party to non-recourse and limited recourse collateralized notes payable with third parties that totaled $40.2 million at December 31, 2021. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, have no recourse to any other assets, and are classified within notes payable.

Revolving credit facility

We maintain a Revolving Credit Facility maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding and $298.8 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at December 31, 2021 and 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2021, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $701.2 million and $750.3 million as of December 31, 2021 and 2020, respectively.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $650.0 million during the seasonally high borrowing period from December 27, 2021 through January 13, 2022. At all other times, the maximum aggregate commitment ranges from $460.0 million to $550.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $626.1 million and $411.8 million outstanding under the Repurchase Agreement at December 31, 2021 and 2020, respectively, and was in compliance with its covenants and requirements as of such dates.

Dividends and share repurchase program

We declared quarterly cash dividends totaling $148.1 million and $135.1 million in 2021 and 2020, respectively, and repurchased 17.7 million and 4.5 million shares in 2021 and 2020, respectively, for a total of $897.3 million and $170.7 million in 2021 and 2020, respectively. On April 26, 2021, our board of directors approved an additional share repurchase authorization of $1.0 billion. At December 31, 2021, we had remaining authorization to repurchase $457.6 million of common shares. This repurchase authorization was increased by $1.0 billion on January 31, 2022.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2021, we had outstanding letters of credit of $298.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.8 billion at December 31, 2021, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2021, these agreements had an aggregate remaining purchase price of $5.5 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At December 31, 2021, outstanding deposits totaled $254.4 million, of which $20.0 million is refundable.

For further information regarding our primary obligations, refer to Note 5, "Debt" and Note 11, "Commitments and Contingencies" to the Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for amounts outstanding as of December 31, 2021, related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in 2021 was $1.0 billion, compared with net cash provided by operating activities of $1.8 billion in 2020. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2021 was primarily due to our net income of $1.9 billion, which was partially offset by a $1.3 billion increase in inventories which was primarily attributable to higher house inventory in production resulting from higher sales activity and extended production cycle times combined with higher investment in land inventory to support future growth. Cash flow from operations was also favorably impacted by $395.3 million more in customer deposits resulting from the higher order backlog but unfavorably impacted by an increase of $382.8 million in residential mortgage loans available-for-sale resulting from higher loan originations to support revenue growth.

Net cash provided by operating activities in 2020 was primarily due to our net income of $1.4 billion.

Investing activities

Net cash used in investing activities totaled $124.1 million in 2021, compared with $107.9 million in 2020. The 2021 cash outflows primarily reflect $101.6 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $72.8 million related to our ongoing investment in new communities and certain information technology applications. The outflows were partially offset by distributions from unconsolidated entities of $53.9 million.

Net cash used in investing activities in 2020 primarily reflected our acquisition of ICG in January 2020 for $83.3 million as well as capital expenditures of $58.4 million.

Financing activities

Net cash used in financing activities was $1.7 billion in 2021 compared with $295.6 million during 2020. The net cash used in financing activities for 2021 resulted primarily from the repurchase of 17.7 million common shares for $897.3 million under our repurchase authorization, repayments of debt of $836.9 million, and cash dividends of $147.8 million, partially offset by net Financial Services borrowings of $214.3 million.

Net cash used in financing activities for 2020 resulted primarily from the repurchase of 4.5 million common shares for $170.7 million under our repurchase authorization, repayments of debt of $65.3 million, and cash dividends of $130.2 million.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, our quarterly results in 2021 and 2020 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of December 31, 2021 PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The guarantees of the senior notes contain a provision to limit each Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, under recent case law, this provision may not be effective to protect such guarantee from being voided under fraudulent transfer law or otherwise determined to be unenforceable. If a court were to find that the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under that guarantee, could subordinate that guarantee to presently existing and future indebtedness of the Guarantor or could require the holders of the senior notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders may not receive any repayment on the senior notes.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data	December 31,
ASSETS	2021	2020
Cash, cash equivalents, and restricted cash	$1,598,328	$2,429,639
House and land inventory	8,859,163	7,600,542
Amount due from Non-Guarantor Subsidiaries	278,531	—
Total assets	11,658,352	11,028,911

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,788,465	$2,101,427
Notes payable	2,029,044	2,752,302
Amount due to Non-Guarantor Subsidiaries	—	12,208
Total liabilities	4,986,491	4,948,275

	Years Ended December 31,
Summarized Statement of Operations Data	2021	2020
Revenues	$13,173,753	$10,368,616
Cost of revenues	9,697,959	7,839,807
Selling, general, and administrative expenses	1,164,553	966,662
Income before income taxes	2,213,419	1,510,185

Critical Accounting Estimates

The preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles and the discussion and analysis of its financial condition and operating results requires management to make estimates and assumptions, including estimates about the future resolution of existing uncertainties that affect the amounts reported. As a result, actual results could differ from these estimates. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. We believe the following critical accounting estimates reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a discussion of all of our significant accounting policies, refer to Note 1, "Summary of Significant Account Policies".

Inventory and cost of revenues

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

Generally, a community must have projected gross margin percentages in the mid-single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2021 and our average gross margin in backlog at December 31, 2021 both exceeded 20%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $404.9 million of deposits and pre-acquisition costs at December 31, 2021 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

Self-insured risks

At any point in time, we are managing approximately 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $627.1 million and $641.8 million at December 31, 2021 and 2020, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 68% of the total general liability reserves at December 31, 2021 and 2020, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $525 million to $725 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2021 and 2020, we reduced general liability reserves by $81.1 million and $93.4 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2021 and 2020 ($000’s omitted).

	As of December 31, 2021 for the Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$8,652	$12,555	$18,978	$—	$500,000	$1,500,000	$2,040,185	$2,496,875
Average interest rate	1.16%	3.55%	5.28%	—%	5.50%	6.14%	5.94%

Variable rate debt (a)	$626,123	$—	$—	$—	$—	$—	$626,123	$626,123
Average interest rate	2.20%	—%	—%	—%	—%	—%	2.20%

	As of December 31, 2020 for the Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$451,596	$14,456	$—	$—	$—	$2,300,000	$2,766,052	$3,415,662
Average interest rate	4.10%	0.28%	—%	—%	—%	5.90%	5.57%

Variable rate debt (a)	$411,821	$—	$—	$—	$—	$—	$411,821	$411,821
Average interest rate	2.55%	—%	—%	—%	—%	—%	2.55%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2021 or 2020.

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

In order to reduce these risks, we use derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We generally enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of interest rate lock commitments and the other derivative financial instruments are recognized in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

At December 31, 2021 and 2020, residential mortgage loans available-for-sale had an aggregate fair value of $947.1 million and $565.0 million, respectively. At December 31, 2021 and 2020, we had aggregate interest rate lock commitments of $337.9 million and $367.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $903.0 million and $686.4 million at December 31, 2021 and 2020, respectively, and whole loan investor commitments totaled $310.0 million and $169.6 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
($000’s omitted, except per share data)

	2021	2020
ASSETS
Cash and equivalents	$1,779,088	$2,582,205
Restricted cash	54,477	50,030
Total cash, cash equivalents, and restricted cash	1,833,565	2,632,235
House and land inventory	9,047,569	7,721,798
Land held for sale	29,276	27,962
Residential mortgage loans available-for-sale	947,139	564,979
Investments in unconsolidated entities	98,155	35,562
Other assets	1,110,966	923,270
Intangible assets	146,923	163,425
Deferred tax assets	139,038	136,267
	$13,352,631	$12,205,498
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $87,462 and $84,505 at December 31, 2021 and 2020, respectively	$621,168	$511,321
Customer deposits	844,785	449,474
Deferred tax liabilities	165,519	103,548
Accrued and other liabilities	1,576,478	1,407,043
Financial Services debt	626,123	411,821
Notes payable	2,029,043	2,752,302
Total liabilities	5,863,116	5,635,509
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 249,325,873 and 266,464,063 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,493	2,665
Additional paid-in capital	3,290,791	3,261,412
Accumulated other comprehensive loss	(45)	(145)
Retained earnings	4,196,276	3,306,057
Total shareholders’ equity	7,489,515	6,569,989
	$13,352,631	$12,205,498

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2021, 2020, and 2019
(000’s omitted, except per share data)

	2021	2020	2019
Revenues:
Homebuilding
Home sale revenues	$13,376,812	$10,579,896	$9,915,705
Land sale and other revenues	160,538	94,017	62,821
	13,537,350	10,673,913	9,978,526
Financial Services	389,532	362,169	234,431
Total revenues	13,926,882	11,036,082	10,212,957

Homebuilding Cost of Revenues:
Home sale cost of revenues	(9,841,961)	(8,004,823)	(7,628,700)
Land sale and other cost of revenues	(134,013)	(77,626)	(56,098)
	(9,975,974)	(8,082,449)	(7,684,798)

Financial Services expenses	(168,486)	(175,481)	(130,770)
Selling, general, and administrative expenses	(1,208,698)	(1,011,442)	(1,044,337)
Loss on debt retirement	(61,469)	—	(4,927)
Goodwill impairment	—	(20,190)	—
Other expense, net	(2,410)	(17,826)	(8,549)
Income before income taxes	2,509,845	1,728,694	1,339,576
Income tax expense	(563,525)	(321,855)	(322,876)
Net income	$1,946,320	$1,406,839	$1,016,700

Net income per share:
Basic	$7.44	$5.19	$3.67
Diluted	$7.43	$5.18	$3.66
Cash dividends declared	$0.57	$0.50	$0.45

Number of shares used in calculation:
Basic	259,285	268,553	274,495
Effect of dilutive securities	643	861	802
Diluted	259,928	269,414	275,297

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2021, 2020, and 2019
($000’s omitted)

	2021	2020	2019
Net income	$1,946,320	$1,406,839	$1,016,700

Other comprehensive income, net of tax:
Change in value of derivatives	100	100	100
Other comprehensive income	100	100	100

Comprehensive income	$1,946,420	$1,406,939	$1,016,800

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020, and 2019
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2018	277,110	$2,771	$3,201,427	$(345)	$1,613,929	$4,817,782
Stock option exercises	547	5	6,394	—	—	6,399
Share issuances	1,013	10	5,790	—	—	5,800
Dividends declared	—	—	—	—	(124,356)	(124,356)
Share repurchases	(8,435)	(84)	—	—	(274,249)	(274,333)
Cash paid for shares withheld for taxes	—	—	—	—	(11,450)	(11,450)
Share-based compensation	—	—	21,538	—	—	21,538
Net income	—	—	—	—	1,016,700	1,016,700
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	15	1	110	—	—	111
Share issuances	756	8	4,088	—	—	4,096
Dividends declared	—	—	—	—	(135,138)	(135,138)
Share repurchases	(4,542)	(46)	—	—	(170,630)	(170,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,853)	(14,853)
Share-based compensation	—	—	22,065	—	—	22,065
Net income	—	—	—	—	1,406,839	1,406,839
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	525	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(148,133)	(148,133)
Share repurchases	(17,664)	(177)	—	—	(897,126)	(897,303)
Cash paid for shares withheld for taxes	—	—	—	—	(10,842)	(10,842)
Share-based compensation	—	—	25,192	—	—	25,192
Net income	—	—	—	—	1,946,320	1,946,320
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020, and 2019
($000’s omitted)

	2021	2020	2019
Cash flows from operating activities:
Net income	$1,946,320	$1,406,839	$1,016,700
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	59,168	137,598	105,438
Land-related charges	12,302	20,305	27,101
Loss on debt retirement	61,469	—	4,927
Goodwill impairment	—	20,190	—
Depreciation and amortization	69,953	66,081	53,999
Share-based compensation expense	36,745	32,843	28,368
Other, net	(13,504)	(1,112)	1,155
Increase (decrease) in cash due to:
Inventories	(1,266,398)	2,988	(237,741)
Residential mortgage loans available-for-sale	(382,813)	(56,732)	(48,261)
Other assets	(159,906)	(46,307)	(16,668)
Accounts payable, accrued and other liabilities	640,685	201,649	140,984
Net cash provided by operating activities	1,004,021	1,784,342	1,076,002
Cash flows from investing activities:
Capital expenditures	(72,781)	(58,354)	(58,119)
Investments in unconsolidated entities	(101,591)	(753)	(9,515)
Distributions of capital from unconsolidated entities	53,927	27,939	214
Business acquisitions	(10,400)	(83,251)	(163,724)
Other investing activities, net	6,713	6,472	6,458
Net cash used in investing activities	(124,132)	(107,947)	(224,686)
Cash flows from financing activities:
Repayments of notes payable	(836,893)	(65,267)	(309,985)
Borrowings under revolving credit facility	—	700,000	—
Repayments under revolving credit facility	—	(700,000)	—
Financial Services borrowings (repayments), net	214,302	85,248	(21,841)
Stock option exercises	11	111	6,399
Share repurchases	(897,303)	(170,676)	(274,333)
Cash paid for shares withheld for taxes	(10,842)	(14,853)	(11,450)
Dividends paid	(147,834)	(130,179)	(122,350)
Net cash used in financing activities	(1,678,559)	(295,616)	(733,560)
Net increase (decrease)	(798,670)	1,380,779	117,756
Cash, cash equivalents, and restricted cash at beginning of period	2,632,235	1,251,456	1,133,700
Cash, cash equivalents, and restricted cash at end of period	$1,833,565	$2,632,235	$1,251,456

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$10,856	$3,057	$5,605
Income taxes paid, net	$457,406	$264,248	$137,119

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

On January 24, 2020, we acquired the operations of Innovative Construction Group ("ICG"), an offsite construction framing company located in Jacksonville, Florida, for $104 million, of which $83.3 million was paid in January 2020 with additional payments of $10.4 million in each of 2021 and 2022. The acquired net assets were recorded at their estimated fair values, including intangible assets of $27.8 million associated with customer relationships and $1.8 million associated with the ICG tradename, which are being amortized over seven- and five-year useful lives, respectively. The acquisition also resulted in $48.7 million of tax deductible goodwill. The acquisition of these assets was not material to our results of operations or financial condition.

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2021 and 2020 also included $38.4 million and $6.1 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use, including customer deposits on home sales that are temporarily restricted by regulatory requirements in certain states until title transfers to the homebuyer. Total cash, cash

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

equivalents, and restricted cash includes restricted cash balances of $54.5 million and $50.0 million at December 31, 2021 and 2020, respectively.

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

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $68.9 million at both December 31, 2021 and 2020. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

In accordance with ASC 350, "Intangibles", management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. As a result of the significant decline in equity market valuations that occurred during the period between our acquisition of ICG in January 2020 and March 31, 2020, we determined that an event-driven goodwill impairment test was appropriate for the ICG goodwill, which resulted in an impairment totaling $20.2 million in the first quarter of 2020. This impairment was not the result of any unique factors specific to ICG's operations but, rather, reflected the broad-based declines in the market capitalizations of publicly-traded construction companies in the short period of time between the acquisition and the March 31, 2020 valuation date.

Intangible assets also include tradenames and customer relationships acquired in connection with acquisitions and totaled $78.0 million, net of accumulated amortization of $76.6 million, at December 31, 2021, and $94.5 million, net of accumulated amortization of $224.1 million, at December 31, 2020. Such tradenames are generally being amortized over 20-year lives. Our customer relationships intangible asset resulted from the ICG acquisition and is being amortized over seven years. Amortization expense totaled $16.5 million, $19.7 million, and $14.2 million in 2021, 2020 and 2019, respectively, and is expected to be $11.1 million in 2022, $10.5 million in 2023, $10.0 million in 2024, $9.3 million in 2025, and $8.9 million in 2026. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $149.2 million net of accumulated depreciation of $228.5 million at December 31, 2021 and $131.7 million net of accumulated depreciation of $228.8 million at December 31, 2020. Depreciation expense totaled $53.5 million, $46.4 million, and $39.8 million in 2021, 2020, and 2019, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $47.2 million, $40.3 million, and $53.9 million, in 2021, 2020, and 2019, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $23.4 million, $20.4 million, and $19.1 million in 2021, 2020, and 2019, respectively.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2021	2020	2019
Write-offs of deposits and pre-acquisition costs (Note 2)	$(12,283)	$(12,390)	$(13,116)
Amortization of intangible assets (Note 1)	(16,502)	(19,685)	(14,200)
Interest income	1,953	6,837	16,739
Interest expense	(502)	(4,248)	(584)
Equity in earnings of unconsolidated entities (Note 4)	17,199	1,880	747
Miscellaneous, net	7,725	9,780	1,865
Total other expense, net	$(2,410)	$(17,826)	$(8,549)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in 2021, 2020, and 2019.

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

	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net income	$1,946,320	$1,406,839	$1,016,700
Less: earnings distributed to participating securities	(1,218)	(1,106)	(1,228)
Less: undistributed earnings allocated to participating securities	(15,117)	(11,348)	(9,143)
Numerator for basic earnings per share	$1,929,985	$1,394,385	$1,006,329
Add: undistributed earnings allocated to participating securities	15,117	11,348	9,143
Less: undistributed earnings reallocated to participating securities	(15,080)	(11,312)	(9,117)
Numerator for diluted earnings per share	$1,930,022	$1,394,421	$1,006,355

Share-based compensation

We measure compensation cost for share-based compensation on the grant date. Fair value for restricted share units is determined based on the quoted price of our common shares on the grant date. We recognize compensation expense for restricted share units, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. Forfeitures of share-based awards are recognized as a reduction of expense as incurred. See Note 7.

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

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We follow the provisions of ASC 740, "Income Taxes", which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Significant judgment is required to evaluate uncertain tax positions. Our evaluations of tax positions consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to income taxes and unrecognized tax benefits are recognized as a component of income tax expense (benefit). See Note 8.

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $844.8 million and $449.5 million at December 31, 2021 and 2020, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $44.3 million and $38.5 million at December 31, 2021 and 2020, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. See Note 2.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2021 or 2020 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2021		December 31, 2020
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$179,604	$2,329,187	$126,900	$1,586,551
Other land options	225,318	3,128,691	164,964	2,187,017
	$404,922	$5,457,878	$291,864	$3,773,568

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

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments”, we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging". See Note 11 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2021 and 2020, residential mortgage loans available-for-sale had an aggregate fair value of $947.1 million and $565.0 million, respectively, and an aggregate outstanding principal balance of $924.5 million and $539.1 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

instruments. Net gains from the sale of mortgages during 2021, 2020, and 2019 were $251.3 million, $247.3 million, and $129.4 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2021 and 2020.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $10.0 million, $9.2 million, and $9.7 million in 2021, 2020, and 2019, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2021 and 2020, we had aggregate IRLCs of $337.9 million and $367.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2021 and 2020, we had unexpired forward contracts of $903.0 million and $686.4 million, respectively, and whole loan investor commitments of $310.0 million and $169.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2021		December 31, 2020
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$8,582	$33	$16,179	$18
Forward contracts	757	1,336	501	5,937
Whole loan commitments	384	4	168	666
	$9,723	$1,373	$16,848	$6,621

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At December 31, 2021 and 2020, we reported $208.4 million and $176.2 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of December 31, 2021.

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

On January 1, 2020, we adopted ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which removed the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard, goodwill impairment is determined by evaluating the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard was followed in the previously mentioned assessment of the ICG goodwill.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate ("LIBOR") or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. We are currently evaluating the effect that such new guidance will have on our consolidated financial statements and related disclosures, but do not expect that the adoption will have a material impact on our consolidated financial statements or related disclosures.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventory and land held for sale

Major components of inventory at December 31, 2021 and 2020 were ($000’s omitted):

	2021	2020
Homes under construction	$4,225,309	$3,086,740
Land under development	4,091,015	4,137,318
Raw land	731,245	497,740
	$9,047,569	$7,721,798

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2021	2020	2019
Interest in inventory, beginning of period	$193,409	$210,383	$227,495
Interest capitalized	129,380	159,575	164,114
Interest expensed	(162,033)	(176,549)	(181,226)
Interest in inventory, end of period	$160,756	$193,409	$210,383

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2021	2020	2019
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$19	$871	$5,368
Land impairments	Home sale cost of revenues	—	7,044	8,617
Write-offs of deposits and pre-acquisition costs	Other expense, net	12,283	12,390	13,116
Total land-related charges		$12,302	$20,305	$27,101

Our evaluations for impairments are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $11.2 billion and $2.2 billion in 2021, $8.9 billion and $1.6 billion in 2020, and $8.3 billion and $1.6 billion in 2019, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2021	2020	2019
Revenues:
Northeast	$1,127,476	$846,337	$797,963
Southeast	2,234,297	1,691,822	1,684,655
Florida	3,154,583	2,350,055	2,074,194
Midwest	1,979,997	1,514,132	1,495,037
Texas	1,805,208	1,451,104	1,389,211
West	3,235,789	2,820,463	2,537,466
	13,537,350	10,673,913	9,978,526
Financial Services	389,532	362,169	234,431
Consolidated revenues	$13,926,882	$11,036,082	$10,212,957

Income before income taxes (a):
Northeast	$215,193	$136,985	$116,221
Southeast (b)	417,880	258,794	175,763
Florida (c)	585,680	362,276	309,596
Midwest	285,825	213,017	184,438
Texas	322,979	242,383	195,751
West	594,976	424,803	386,361
Other homebuilding (d)	(134,405)	(96,201)	(131,869)
	2,288,128	1,542,057	1,236,261
Financial Services	221,717	186,637	103,315
Consolidated income before income taxes	$2,509,845	$1,728,694	$1,339,576

(a)Includes certain land-related charges (see the following table and Note 2).
(b)Includes warranty charges totaling $14.8 million in 2019 related to a closed-out community (see Note 11).
(c)Includes goodwill impairment charge totaling $20.2 million in 2020 (see Note 1).
(d)Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also included are insurance reserve reversals of $81.1 million, $93.4 million, and $49.4 million in 2021, 2020 and 2019, respectively, partially offset by reserves against insurance receivables of $17.8 million and $22.6 million in 2020 and 2019, respectively (see Note 11) and a loss on debt retirement of $61.5 million in 2021 (see Note 5).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2021	2020	2019
Land-related charges*:
Northeast	$1,433	$5,301	$1,122
Southeast	5,365	3,815	15,697
Florida	1,088	1,395	2,811
Midwest	2,150	2,390	2,581
Texas	1,357	4,588	1,151
West	909	1,936	2,568
Other homebuilding	—	880	1,171
	$12,302	$20,305	$27,101

*    Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Northeast	$2,631	$2,454	$1,962
Southeast	4,765	4,308	4,448
Florida	8,823	7,478	5,775
Midwest	6,332	5,329	4,417
Texas	4,989	3,631	3,423
West	11,898	11,450	9,317
Other homebuilding	24,811	26,459	19,553
	64,249	61,109	48,895
Financial Services	5,704	4,972	5,104
	$69,953	$66,081	$53,999

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2021
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$285,975	$246,128	$17,554	$549,657	$644,019
Southeast	604,310	537,072	67,815	1,209,197	1,362,852
Florida (a)	943,110	866,266	289,388	2,098,764	2,545,457
Midwest	527,001	460,279	15,869	1,003,149	1,132,081
Texas	581,417	512,925	95,833	1,190,175	1,315,943
West	1,235,457	1,191,834	227,850	2,655,141	2,955,283
Other homebuilding (b)	48,039	276,511	16,936	341,486	2,314,839
	4,225,309	4,091,015	731,245	9,047,569	12,270,474
Financial Services	—	—	—	—	1,082,157
	$4,225,309	$4,091,015	$731,245	$9,047,569	$13,352,631

	December 31, 2020
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$342,737	$203,561	$68,865	$615,163	$712,205
Southeast	465,950	645,408	69,937	1,181,295	1,296,382
Florida (a)	638,394	921,962	116,709	1,677,065	1,967,788
Midwest	364,839	424,169	18,173	807,181	911,984
Texas	354,256	458,893	66,024	879,173	955,436
West	874,673	1,212,730	142,380	2,229,783	2,519,724
Other homebuilding (b)	45,891	270,595	15,652	332,138	3,149,871
	3,086,740	4,137,318	497,740	7,721,798	11,513,390
Financial Services	—	—	—	—	692,108
	$3,086,740	$4,137,318	$497,740	$7,721,798	$12,205,498

(a)Florida includes goodwill of $28.6 million at December 31, 2021 and 2020, net of a goodwill impairment charge of $20.2 million recorded during 2020.
(b)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. Our investments in such entities totaled $98.2 million and $35.6 million at December 31, 2021 and 2020, respectively. In 2021, 2020, and 2019, we recognized earnings from unconsolidated joint ventures of $17.2 million, $1.9 million, and $0.7 million, respectively. We received distributions from our unconsolidated joint ventures of $53.9 million, $27.9 million, and $0.2 million, in 2021, 2020, and 2019, respectively. We made capital contributions to our unconsolidated joint ventures of $101.6 million, $0.8 million, and $9.5 million in 2021, 2020, and 2019, respectively.

At December 31, 2021, aggregate outstanding debt of unconsolidated joint ventures was $63.9 million, of which $41.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding. The limited guaranties include, but are not limited to: (i) completion of certain aspects of the project;

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(ii) an environmental indemnity provided to the lender; and (iii) indemnification rights of the lender from certain specified acts and omissions of the joint venture.

The timing of cash flows related to a joint venture and any related financing agreements varies by agreement (see Note 5). If additional capital contributions are required and approved by the joint venture, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2021	2020
4.250% unsecured senior notes due March 2021 (a)	$—	$425,954
5.500% unsecured senior notes due March 2026 (a)	500,000	700,000
5.000% unsecured senior notes due January 2027 (a)	500,000	600,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(11,142)	(13,750)
Total senior notes	$1,988,858	$2,712,204
Other notes payable	40,185	40,098
Notes payable	$2,029,043	$2,752,302
Estimated fair value	$2,496,875	$3,415,662

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2021, we were in compliance with all of the covenants and requirements under the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $40.2 million and $40.1 million at December 31, 2021 and 2020, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and have no recourse to any other assets. The stated interest rates on these notes range up to 6%. Such notes payable issued to acquire land inventory totaled $50.9 million, $52.0 million, and $41.8 million in 2021, 2020, and 2019, respectively.

We retired outstanding debt totaling $836.9 million, $65.3 million, and $310.0 million during 2021, 2020, and 2019, respectively. The retirements in 2021 included a tender offer to retire $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively. We also retired $274.0 million of unsecured senior notes pursuant to a tender offer in 2019. The retirements in 2021 and 2019 resulted in losses of $61.5 million and $4.9 million, respectively, which included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt, and which is reflected in other expense, net.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at December 31, 2021. The interest rate on borrowings under the Revolving Credit Facility may be based on

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. In the event that LIBOR is no longer widely available, the agreement contemplates transitioning to an alternative widely available market rate agreeable between the parties. As a precautionary measure during the initial phase of the COVID-19 pandemic, we made the decision in March 2020 to draw $700.0 million under the Revolving Credit Facility. In June 2020, we repaid the full outstanding balance of $700.0 million. We had no borrowings outstanding and $298.8 million and $249.7 million of letters of credit issued under the Revolving Credit Facility at December 31, 2021 and 2020, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2021, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $701.2 million and $750.3 million as of December 31, 2021 and 2020, respectively.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $650.0 million during the seasonally high borrowing period from December 27, 2021 through January 13, 2022. At all other times, the maximum aggregate commitment ranges from $460.0 million to $550.0 million. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $626.1 million and $411.8 million outstanding under the Repurchase Agreement at December 31, 2021, and 2020, respectively, and was in compliance with its covenants and requirements as of such dates.

The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	December 31,
	2021	2020
Available credit lines	$650,000	$420,000
Unused credit lines	$23,877	$8,179
Weighted-average interest rate	2.37%	2.55%

6. Shareholders’ equity

We declared quarterly cash dividends totaling $148.1 million, $135.1 million, and $124.4 million in 2021, 2020, and 2019, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 17.7 million, 4.5 million, and 8.4 million shares in 2021, 2020, and 2019, respectively, for a total of $897.3 million, $170.7 million, and $274.3 million in 2021, 2020, and 2019, respectively. At December 31, 2021, we had remaining authorization to repurchase $457.6 million of common shares. This share repurchase authorization was increased by $1.0 billion on January 31, 2022.

Under our stock compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2021, 2020, and 2019, employees surrendered shares valued at $10.8 million, $14.9 million, and $11.5 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted share units ("RSUs"), and performance units to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. Options granted to employees generally vest over four years and are generally exercisable for ten years from the vest date. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. RSUs generally cliff vest after three years. RSU holders receive cash dividends during the vesting period. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

distribution. As of December 31, 2021, there were 22.6 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2021	2020	2019
RSUs and performance shares	$25,192	$22,065	$21,538
Long-term incentive plans	11,553	10,778	6,830
	$36,745	$32,843	$28,368
Stock options

We did not issue any stock options during 2021, 2020, or 2019 and stock options outstanding at December 31, 2021, 2020, and 2019 were de minimis. As a result, there is no unrecognized compensation cost related to stock option awards at December 31, 2021. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2019 was $10.5 million and was de minimis in 2021 and 2020.

RSUs and performance units

A summary of RSUs and performance units is presented below (000’s omitted, except per share data):

	2021		2020		2019
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	2,001	$33	2,528	$26	2,944	$22
Granted	720	47	594	44	907	27
Distributed	(642)	30	(952)	21	(1,179)	17
Forfeited	(84)	38	(169)	33	(144)	26
Outstanding, end of year	1,995	$39	2,001	$33	2,528	$26

During 2021, 2020, and 2019, the total fair value of shares vested during the year was $30.5 million, $43.3 million, and $32.1 million, respectively. Unamortized compensation cost related to restricted share awards was $27.9 million at December 31, 2021. These costs will be expensed over a weighted-average period of approximately two years. Additionally, there were 0.2 million deferred shares at December 31, 2021, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $22.6 million and $19.1 million at December 31, 2021 and 2020, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2021	2020	2019
Current expense (benefit)
Federal	$430,686	$159,677	$196,186
State and other	73,671	24,580	21,252
	$504,357	$184,257	$217,438
Deferred expense (benefit)
Federal	$57,743	$116,484	$74,700
State and other	1,425	21,114	30,738
	$59,168	$137,598	$105,438
Income tax expense (benefit)	$563,525	$321,855	$322,876

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2021	2020	2019
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.3	3.3	3.7
Federal tax credits	(1.2)	(4.8)	(0.2)
Changes in tax laws, including the Tax Act	—	—	0.2
Deferred tax asset valuation allowance	(0.8)	(0.8)	(0.4)
Other	0.2	(0.1)	(0.2)
Effective rate	22.5%	18.6%	24.1%

The 2021 and 2020 effective tax rates differ from the federal statutory rate primarily due to state income tax expense and benefits associated with federal energy efficient home credits, and changes in valuation allowances relating to projected utilization of certain state net operating loss ("NOL") carryforwards. Income tax expense for 2021 and 2020 includes benefits associated with the extension of federal energy efficient home credits, including $56.8 million in 2020 related to homes closed in prior open tax years. This provision, which had previously expired in 2017, was extended to apply to homes closed through December 31, 2021. The 2019 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, changes in valuation allowances relating to projected utilization of certain state NOL carryforwards, and state tax law changes.

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2021	2020
Deferred tax assets:
Accrued insurance	$132,386	$135,703
Inventory valuation reserves	62,806	78,518
State NOL carryforwards	144,746	184,046
Other	73,506	64,030
	413,444	462,297
Deferred tax liabilities:
Deferred income	(367,285)	(313,170)
Intangibles and other	(47,475)	(46,595)
	(414,760)	(359,765)
Valuation allowance	(25,165)	(69,813)
Net deferred tax asset (liability)	$(26,481)	$32,719

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have state NOLs in various jurisdictions which may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $28.6 million from 2022 to 2026 and $116.1 million from 2027 and thereafter.

We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence, including, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. housing industry and broader economy.
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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $22.5 million and $30.9 million of gross unrecognized tax benefits at December 31, 2021 and 2020, respectively. If recognized, $17.8 million and $24.4 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $2.9 million and $2.8 million at December 31, 2021 and 2020, respectively.

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2021	2020	2019
Unrecognized tax benefits, beginning of period	$30,855	$40,300	$30,554
Increases related to positions taken during a prior period	1,428	—	2,376
Decreases related to positions taken during a prior period	(8,896)	(12,981)	(7,918)
Increases related to positions taken during the current period	267	11,001	16,332
Decreases related to settlements with taxing authorities	—	(7,465)	(1,044)
Decreases related to lapse of the applicable statute of limitations	(1,118)	—	—
Unrecognized tax benefits, end of period	$22,536	$30,855	$40,300

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2017 to 2021.

9. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2021	December 31, 2020

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$947,139	$564,979
Interest rate lock commitments	Level 2	8,549	16,161
Forward contracts	Level 2	(579)	(5,436)
Whole loan commitments	Level 2	380	(498)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$582

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,833,565	$2,632,235
Financial Services debt	Level 2	626,123	411,821
Senior notes payable	Level 2	2,456,690	3,375,564
Other notes payable	Level 2	40,185	40,098

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $2.0 billion and $2.7 billion at December 31, 2021 and 2020, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2021	2020
Accounts and notes receivable:
Insurance receivables (Note 11)	$57,490	$69,491
Other receivables	170,824	140,726
	228,314	210,217
Deposits and pre-acquisition costs (Note 1)	404,922	291,864
Prepaid expenses	159,683	128,472
Property and equipment, net (Note 1)	149,151	131,744
Right-of-use assets (Note 11)	74,315	71,273
Income taxes receivable	71,400	59,827
Other	23,181	29,873
	$1,110,966	$923,270

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2021	2020
Self-insurance liabilities (Note 11)	$627,067	$641,779
Compensation-related liabilities	261,096	218,013
Warranty liabilities (Note 11)	107,117	82,744
Lease liabilities (Note 11)	92,663	91,365
Accrued interest	42,591	50,950
Loan origination liabilities (Note 11)	12,381	11,969
Other	433,563	310,223
	$1,576,478	$1,407,043

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

Estimating the required liability for these potential losses requires a significant level of management judgment. During 2020, we increased our loan origination liabilities by $26.4 million based on settlements of a number of claims related to loans originated prior to 2009. Reserves provided (released) are reflected in Financial Services expenses. Changes in these liabilities were as follows ($000's omitted):

	2021	2020	2019
Liabilities, beginning of period	$11,969	$25,159	$50,282
Reserves provided (released), net	618	26,410	(225)
Payments	(206)	(39,600)	(24,898)
Liabilities, end of period	$12,381	$11,969	$25,159
Given the unsettled claims, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of known and potential claims, actual costs could differ from our current estimates.

Community development and other special district obligations

A community development district (“CDD”) or similar development authority is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels and include our estimated obligations as part of our land development budgets.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $298.8 million and $1.8 billion, respectively, at December 31, 2021, and $249.7 million and $1.5 billion, respectively, at December 31, 2020. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

Litigation and regulatory matters

We are involved in litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices,

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

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

	2021	2020	2019
Warranty liabilities, beginning of period	$82,744	$91,389	$79,154
Reserves provided	93,919	64,492	60,818
Payments	(73,760)	(70,869)	(75,635)
Other adjustments (a)	4,214	(2,268)	27,052
Warranty liabilities, end of period	$107,117	$82,744	$91,389

(a)Includes charges totaling $14.8 million in 2019 related to a closed-out community in Southeast.

Self-insured risks

We maintain, and require our subcontractors to maintain, general liability insurance coverage. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a significant portion of the overall risk for such claims either through our own self-insured per occurrence and aggregate retentions, deductibles, policies issued by our captive insurance subsidiaries, and any potential claims in excess of available insurance policy limits.
Our general liability insurance includes coverage for certain construction defects. While construction defect claims may relate to a variety of issues, the majority of our claims relate to alleged problems with siding, windows, roofing, and foundations. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to retain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase general liability insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence retention up to an overall aggregate amount. Amounts paid to resolve insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to the purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated carriers for whom we believe counterparty default risk is not significant.

At any point in time, we are managing approximately 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with these claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $627.1 million and $641.8 million at December 31, 2021 and 2020, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% and 68% of the total general liability reserves at December 31, 2021 and 2020, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Volatility in both national and local housing market conditions may affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended time period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2021, 2020, and 2019, we reduced reserves, primarily general liability reserves, by $81.1 million, $93.4 million, and $49.4 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2021	2020	2019
Balance, beginning of period	$641,779	$709,798	$737,013
Reserves provided	90,863	83,912	83,209
Adjustments to previously recorded reserves	(81,131)	(93,431)	(49,437)
Payments, net (a)	(24,444)	(58,500)	(60,987)
Balance, end of period	$627,067	$641,779	$709,798

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $57.5 million and $69.5 million at December 31, 2021 and 2020, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there typically is a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers takes time, involves the exchange of significant amounts of information, and frequently involves legal action.

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

Leases

We lease certain office space and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets and leasehold improvements are limited to the expected lease term. Certain of our lease agreements include rental payments based on a pro-rata share of the lessor’s operating costs, which are variable in nature. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $74.3 million and $92.7 million, respectively, at December 31, 2021, and $71.3 million and $91.4 million at December 31, 2020, respectively. We recorded an additional $16.2 million and $13.0 million of lease liabilities under operating leases during 2021 and 2020, respectively. Payments on lease liabilities during 2021 and 2020 totaled $20.8 million and $19.8 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $43.3 million, $38.2 million, and $36.4 million during 2021, 2020, and 2019, respectively. Our total lease expense in 2021 and 2020 is inclusive of variable lease costs of $7.7 million and $6.2 million, respectively, and short-term lease costs of $14.2 million and $10.2 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2021 were as follows ($000's omitted):

Years Ending December 31,
2022	$22,780
2023	23,624
2024	16,788
2025	11,528
2026	8,261
Thereafter	18,692
Total lease payments (a)	101,673
Less: Interest (b)	(9,010)
Present value of lease liabilities (c)	$92,663

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $3.0 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2021.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.3 years and 5.5%, respectively, at December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $627.1 million at December 31, 2021, of which the majority relates to incurred but not reported (IBNR) losses associated with exposures to construction defects on homes previously sold. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

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
February 7, 2022

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 7, 2022 expressed an unqualified opinion thereon.

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
February 7, 2022

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

This Item is not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

This Item is not applicable
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”), which will be filed no later than 120 days after December 31, 2021, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2022 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2022 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2022 Proxy Statement under the captions “2021 Executive Compensation” and “2021 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2022 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(g)	Description of the Registrant's Securities (Incorporated by reference to Exhibit 4(g) of our current report on Form 10-K filed with the SEC on February 2, 2021)

(10)	(a)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)*

	(b)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(c)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(d)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

(e)
Amendment Number One to the PulteGroup, Inc. 2013 Stock Incentive Plan dated February 10, 2017 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)*

(f)
Amendment Number Two to the PulteGroup, Inc. 2013 Stock Incentive Plan dated December 3, 2020 (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2020 )*

(g)
Form of Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(h)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

	(i)	PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of December 31, 2021 (Filed herewith)*

	(j)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(k)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(l)
Second Amended and Restated Credit Agreement dated June 22, 2018 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 22, 2018)

(m)
First Amendment to Second Amended and Restated Credit Agreement dated as of July 30, 2021 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

(n)
Amended and Restated Master Repurchase Agreement dated September 4, 2015, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 8, 2015)

(o)
Second Amendment to Amended and Restated Master Repurchase Agreement dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on June 29, 2016)

(p)
Third Amendment to Amended and Restated Master Repurchase Agreement dated August 15, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2016)

(q)
Fourth Amendment to Amended and Restated Master Repurchase Agreement dated December 27, 2016 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on December 29, 2016)

(r)
Fifth Amendment to Amended and Restated Master Repurchase Agreement dated August 14, 2017 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2017)

(s)
Sixth Amendment to Amended and Restated Master Repurchase Agreement dated August 3, 2018 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2018)

(t)
Ninth Amendment to Amended and Restated Master Repurchase Agreement dated August 1, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 5, 2019)

(u)
Tenth Amendment to Amended and Restated Master Repurchase Agreement dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 9, 2019)

(v)
Second Amended and Restated Master Repurchase Agreement dated July 30, 2020, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 3, 2020)

(w)
Third Amended and Restated Master Repurchase Agreement, dated as of July 29, 2021, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 30, 2021)

(x)
Release, Non-Competition, Non-Solicitation and Confidentiality Agreement by and between PulteGroup, Inc. and Stephen Schlageter, dated as of May 8, 2020 (Incorporated by reference to Exhibit 10.1 of PulteGroup Inc.'s Current Report on Form 8-K, filed with the SEC on May 11, 2020)*

(21)		Subsidiaries of the Registrant (Filed herewith)

(22)		List of Guarantor Subsidiaries (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		InlineXBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 7, 2022	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 7, 2022

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