Form 10-Q
period 2022-03-31
PULTEGROUP INC/MI/
filed 2022-04-28
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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
Number of common shares outstanding as of April 19, 2022: 237,626,768

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$1,145,007	$1,779,088
Restricted cash	66,863	54,477
Total cash, cash equivalents, and restricted cash	1,211,870	1,833,565
House and land inventory	9,869,889	9,047,569
Land held for sale	23,362	29,276
Residential mortgage loans available-for-sale	510,275	947,139
Investments in unconsolidated entities	106,058	98,155
Other assets	1,167,055	1,110,966
Intangible assets	144,102	146,923
Deferred tax assets	131,629	139,038
	$13,164,240	$13,352,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$628,820	$621,168
Customer deposits	998,936	844,785
Deferred tax liabilities	171,525	165,519
Accrued and other liabilities	1,525,448	1,576,478
Financial Services debt	396,139	626,123
Notes payable	2,030,108	2,029,043
	5,750,976	5,863,116
Shareholders' equity	7,413,264	7,489,515
	$13,164,240	$13,352,631

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Homebuilding
Home sale revenues	$3,070,313	$2,596,510
Land sale and other revenues	33,159	27,159
	3,103,472	2,623,669
Financial Services	84,143	106,122
Total revenues	3,187,615	2,729,791

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,181,074)	(1,935,635)
Land sale and other cost of revenues	(32,002)	(24,636)
	(2,213,076)	(1,960,271)

Financial Services expenses	(43,486)	(39,674)
Selling, general, and administrative expenses	(329,022)	(271,686)
Loss on debt retirement	—	(61,469)
Other expense, net	(2,138)	(2,639)
Income before income taxes	599,893	394,052
Income tax expense	(145,170)	(89,945)
Net income	$454,723	$304,107

Per share:
Basic earnings	$1.84	$1.14
Diluted earnings	$1.83	$1.13
Cash dividends declared	$0.15	$0.14

Number of shares used in calculation:
Basic	245,796	265,407
Effect of dilutive securities	1,069	605
Diluted	246,865	266,012

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$454,723	$304,107

Other comprehensive income, net of tax:
Change in value of derivatives	25	25
Other comprehensive income	25	25

Comprehensive income	$454,748	$304,132

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	586	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(36,512)	(36,512)
Share repurchases	(10,290)	(103)	—	—	(499,897)	(500,000)
Cash paid for shares withheld for taxes	—	—	—	—	(13,614)	(13,614)
Share-based compensation	—	—	13,097	—	—	13,097
Net income	—	—	—	—	454,723	454,723
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2022	239,622	$2,396	$3,309,912	$(20)	$4,100,976	$7,413,264

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	505	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(37,325)	(37,325)
Share repurchases	(3,333)	(34)	—	—	(153,669)	(153,703)
Cash paid for shares withheld for taxes	—	—	—	—	(10,566)	(10,566)
Share-based compensation	—	—	8,555	—	—	8,555
Net income	—	—	—	—	304,107	304,107
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2021	263,637	$2,636	$3,274,154	$(120)	$3,408,604	$6,685,274

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$454,723	$304,107
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	13,407	11,391
Land-related charges	3,510	1,368
Loss on debt retirement	—	61,469
Depreciation and amortization	16,181	17,142
Share-based compensation expense	16,615	11,630
Other, net	(1,173)	(687)
Increase (decrease) in cash due to:
Inventories	(814,768)	(243,947)
Residential mortgage loans available-for-sale	436,865	69,930
Other assets	(35,344)	(54,303)
Accounts payable, accrued and other liabilities	117,650	(1,352)
Net cash provided by operating activities	207,666	176,748
Cash flows from investing activities:
Capital expenditures	(30,686)	(14,752)
Investments in unconsolidated entities	(6,681)	(8,169)
Distributions of capital from unconsolidated entities	—	5,000
Business acquisition	(10,400)	(10,400)
Other investing activities, net	(199)	698
Net cash used in investing activities	(47,966)	(27,623)
Cash flows from financing activities:
Repayments of notes payable	—	(794,435)
Financial Services repayments, net	(229,985)	(141,002)
Stock option exercises	—	11
Share repurchases	(500,000)	(153,703)
Cash paid for shares withheld for taxes	(13,614)	(10,566)
Dividends paid	(37,796)	(37,611)
Net cash used in financing activities	(781,395)	(1,137,306)
Net decrease in cash, cash equivalents, and restricted cash	(621,695)	(988,181)
Cash, cash equivalents, and restricted cash at beginning of period	1,833,565	2,632,235
Cash, cash equivalents, and restricted cash at end of period	$1,211,870	$1,644,054

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$5,157	$17,368
Income taxes paid (refunded), net	$1,915	$15,574

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2022	2021
Write-offs of deposits and pre-acquisition costs	$(3,510)	$(1,368)
Amortization of intangible assets	(2,821)	(4,992)
Interest income	388	631
Interest expense	(86)	(135)
Equity in earnings of unconsolidated entities	1,221	827
Miscellaneous, net	2,670	2,398
Total other expense, net	$(2,138)	$(2,639)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $998.9 million and $844.8 million at March 31, 2022 and December 31, 2021, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $47.2 million and $44.3 million at March 31, 2022 and December 31, 2021, respectively.

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

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. Certain of our outstanding restricted share units and deferred shares are considered participating securities. The following table presents the earnings per common share (000's omitted, except per share data):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$454,723	$304,107
Less: earnings distributed to participating securities	(218)	(298)
Less: undistributed earnings allocated to participating securities	(3,061)	(2,154)
Numerator for basic earnings per share	$451,444	$301,655
Add back: undistributed earnings allocated to participating securities	3,061	2,154
Less: undistributed earnings reallocated to participating securities	(3,045)	(2,149)
Numerator for diluted earnings per share	$451,460	$301,660

Denominator:
Basic shares outstanding	245,796	265,407
Effect of dilutive securities	1,069	605
Diluted shares outstanding	246,865	266,012

Earnings per share:
Basic	$1.84	$1.14
Diluted	$1.83	$1.13

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2022 and December 31, 2021, residential mortgage loans available-for-sale had an aggregate fair value of $510.3 million and $947.1 million, respectively, and an aggregate outstanding principal balance of $512.7 million and $924.5 million, respectively. Net gains from the sale of mortgages were $52.4 million and $77.4 million for the three months ended March 31, 2022 and 2021, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At March 31, 2022 and December 31, 2021, we had aggregate IRLCs of $981.9 million and $337.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2022 and December 31, 2021, we had unexpired forward contracts of $1.2 billion and $903.0 million, respectively, and whole loan investor commitments of $254.3 million and $310.0 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs and residential mortgage loans available-for-sale are substantially offset by corresponding

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 60 days. The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2022		December 31, 2021
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$11,048	$2,670	$8,582	$33
Forward contracts	26,741	512	757	1,336
Whole loan commitments	1,013	39	384	4
	$38,802	$3,221	$9,723	$1,373

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At March 31, 2022 and December 31, 2021, we reported $198.0 million and $208.4 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of March 31, 2022.

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2022	December 31, 2021
Homes under construction	$5,045,782	$4,225,309
Land under development	4,136,379	4,091,015
Raw land	687,728	731,245
	$9,869,889	$9,047,569

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Interest in inventory, beginning of period	$160,756	$193,409
Interest capitalized	31,583	34,627
Interest expensed	(33,669)	(34,684)
Interest in inventory, end of period	$158,670	$193,352

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. During the three months ended March 31, 2022 and 2021, we recorded $3.5 million and $1.4 million, respectively, of such charges.

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2022 or December 31, 2021 because we determined that we were not the VIEs' primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2022 and December 31, 2021 ($000’s omitted):

	March 31, 2022		December 31, 2021
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$185,789	$2,577,792	$179,604	$2,329,187
Other land options	237,323	3,441,955	225,318	3,128,691
	$423,112	$6,019,747	$404,922	$5,457,878

Land-related charges

Our evaluations for land impairments, net realizable value adjustments, and write-offs of deposits and pre-acquisition costs are based on our best estimates of the future cash flows of our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2022	2021
Revenues:
Northeast	$164,331	$176,467
Southeast	528,198	436,779
Florida	767,969	625,241
Midwest	452,674	366,814
Texas	446,273	374,121
West	744,027	644,247
	3,103,472	2,623,669
Financial Services	84,143	106,122
Consolidated revenues	$3,187,615	$2,729,791

Income (loss) before income taxes:
Northeast	$27,399	$25,894
Southeast	126,132	71,322
Florida	160,694	101,208
Midwest	64,701	52,864
Texas	83,716	65,648
West	133,311	98,832
Other homebuilding (a)	(36,653)	(88,064)
	559,300	327,704
Financial Services	40,593	66,348
Consolidated income before income taxes	$599,893	$394,052

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes a loss on debt retirement of $61.5 million in the three months ended March 31, 2021 (see Note 4).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2022	2021
Land-related charges (a):
Northeast	$102	$116
Southeast	1,902	456
Florida	972	131
Midwest	158	54
Texas	239	527
West	137	84
Other homebuilding	—	—
	$3,510	$1,368

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	March 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$334,122	$234,813	$16,030	$584,965	$718,785
Southeast	742,514	499,110	75,210	1,316,834	1,481,554
Florida	1,190,976	903,364	222,449	2,316,789	2,752,490
Midwest	583,360	458,445	27,466	1,069,271	1,198,261
Texas	696,620	553,061	148,602	1,398,283	1,540,106
West	1,446,362	1,238,943	183,023	2,868,328	3,145,372
Other homebuilding (a)	51,828	248,643	14,948	315,419	1,642,392
	5,045,782	4,136,379	687,728	9,869,889	12,478,960
Financial Services	—	—	—	—	685,280
	$5,045,782	$4,136,379	$687,728	$9,869,889	$13,164,240

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	December 31, 2021
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$285,975	$246,128	$17,554	$549,657	$644,019
Southeast	604,310	537,072	67,815	1,209,197	1,362,852
Florida	943,110	866,266	289,388	2,098,764	2,545,457
Midwest	527,001	460,279	15,869	1,003,149	1,132,081
Texas	581,417	512,925	95,833	1,190,175	1,315,943
West	1,235,457	1,191,834	227,850	2,655,141	2,955,283
Other homebuilding (a)	48,039	276,511	16,936	341,486	2,314,839
	4,225,309	4,091,015	731,245	9,047,569	12,270,474
Financial Services	—	—	—	—	1,082,157
	$4,225,309	$4,091,015	$731,245	$9,047,569	$13,352,631

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2022	December 31, 2021
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(10,781)	(11,142)
Total senior notes	$1,989,219	$1,988,858
Other notes payable	40,889	40,185
Notes payable	$2,030,108	$2,029,043
Estimated fair value	$2,294,849	$2,496,875

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In the three months ended March 31, 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $40.9 million and $40.2 million at March 31, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. Such notes payable issued to acquire land inventory totaled $0.7 million and $12.4 million in the three months ended March 31, 2022 and 2021, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2022. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at either March 31, 2022 or December 31, 2021, and $289.9 million and $298.8 million of letters of credit issued under the Revolving Credit Facility at March 31, 2022 and December 31, 2021, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2022, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $710.1 million and $701.2 million at March 31, 2022 and December 31, 2021, respectively.

Joint venture debt

At March 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $64.7 million, of which $41.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (as amended, the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $460.0 million at March 31, 2022 and increases to $550.0 million on June 27, 2022, which will then continue through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $396.1 million and $626.1 million outstanding under the Repurchase Agreement at March 31, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the three months ended March 31, 2022, we declared cash dividends totaling $36.5 million and repurchased 10.3 million shares under our repurchase authorization for $500.0 million. In the three months ended March 31, 2021, we declared cash dividends totaling $37.3 million and repurchased 3.3 million shares under our repurchase authorization for $153.7 million. On January 31, 2022, the Board of Directors increased our share repurchase authorizations by $1.0 billion. At March 31, 2022, we had remaining authorization to repurchase $957.6 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2022 and 2021, participants surrendered shares valued at $13.6 million and $10.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Income taxes

Our effective tax rate in the three months ended March 31, 2022 was 24.2% compared to 22.8% for the same period in 2021. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. The 2021 tax rate also included a benefit for federal energy efficient home credits, which expired at December 31, 2021.

At March 31, 2022 and December 31, 2021, we had net deferred tax liabilities of $39.9 million and $26.5 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $22.7 million and $22.5 million of gross unrecognized tax benefits at March 31, 2022 and December 31, 2021, respectively. Additionally, we had accrued interest and penalties of $3.1 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2022	December 31, 2021

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$510,275	$947,139
IRLCs	Level 2	8,378	8,549
Forward contracts	Level 2	26,229	(579)
Whole loan commitments	Level 2	974	380

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,211,870	$1,833,565
Financial Services debt	Level 2	396,139	626,123
Senior notes payable	Level 2	2,253,960	2,456,690
Other notes payable	Level 2	40,889	40,185

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor.

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion at both March 31, 2022 and December 31, 2021.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $289.9 million and $1.9 billion, respectively, at March 31, 2022 and $298.8 million and $1.8 billion, respectively, at December 31, 2021. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Warranty liabilities, beginning of period	$107,117	$82,744
Reserves provided	19,692	17,344
Payments	(19,674)	(15,493)
Other adjustments	(495)	(788)
Warranty liabilities, end of period	$106,640	$83,807

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

Our recorded reserves for all such claims totaled $644.3 million and $627.1 million at March 31, 2022 and December 31, 2021, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 69% and 70% of the total general liability reserves at March 31, 2022 and December 31, 2021, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

	Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$627,067	$641,779
Reserves provided	19,837	19,542
Adjustments to previously recorded reserves	2,139	(6,082)
Payments, net (a)	(4,765)	(2,171)
Balance, end of period	$644,278	$653,068

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $57.5 million at both March 31, 2022 and December 31, 2021. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $71.0 million and $88.5 million at March 31, 2022, respectively, and $74.3 million and $92.7 million at December 31, 2021, respectively. In the three months ended March 31, 2022 and 2021, we recorded an additional $0.5 million and $1.1 million, respectively, of lease liabilities under operating leases. Payments on lease liabilities in the three months ended March 31, 2022 and March 31, 2021 totaled $5.5 million and $5.3 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2022 and 2021, our total lease expense was $12.9 million and $10.2 million, respectively, inclusive of variable lease costs of $2.2 million and $1.9 million, respectively, as well as short-term lease costs of $5.1 million and $2.9 million, respectively. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of March 31, 2022 were as follows ($000's omitted):

Years Ending December 31,
2022 (a)	$17,220
2023	23,694
2024	16,859
2025	11,612
2026	8,465
Thereafter	18,912
Total lease payments (b)	96,762
Less: Interest (c)	(8,263)
Present value of lease liabilities (d)	$88,499

(a)Remaining payments are for the nine months ending December 31, 2022.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $3.1 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2022.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.2 years and 5.5%, respectively, at March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The overall US housing market remained strong in the first quarter and registered continued growth in new home demand and pricing, driven primarily by: an extremely limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, positive demographic trends, along with low unemployment levels and resulting wage growth. These improvements occurred despite a significant increase in mortgage interest rates during the period. The rising cost of housing, inflation in the broader economy, and increases in mortgage interest rates have placed additional pressure on overall housing affordability. However, while affordability has become more challenged, the cost of new housing continues to compete well with the cost of rental housing. In the current environment, we continued to experience strong demand for our products in the first quarter of 2022. While new orders were 19% lower than the prior year period, the decrease was driven primarily by a 7% reduction in community count in combination with Company actions to strategically manage the pace of sales to better align with current production levels. As a result, our order backlog increased 5% in units and 31% in dollars as of March 31, 2022 over the prior year period.

Due to the increasing level of new homebuilding activity in the US, coupled with impacts on the US supply chain and construction and municipal workforces due to the COVID-19 pandemic, the availability of certain materials and construction labor, combined with delays in municipal approvals and inspections, have elongated the production cycle of the homes we are constructing. While we are working with our supply partners, have significantly increased our speculative housing starts, and have hired additional construction and customer service employees, our production cycle times have extended in substantially all of our markets. The time required to construct a home was approximately eight weeks longer in the three months ended March 31, 2022, as compared with the prior year period and approximately one week longer than the fourth quarter of 2021. Due to these supply chain and labor challenges, we are moderating lot releases and the pace of new orders in the majority of our communities in order to balance sales volume and production capacity to reduce backlog durations as well as to protect gross margins in the face of inflationary cost pressures. Despite the production challenges in the current operating environment, we were able to achieve closing volume consistent with last year. We believe these conditions will continue to impact our industry for the remainder of 2022.

The noted supply chain and labor issues are also leading to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. Specifically, the cost of lumber continues to be extremely volatile and remains elevated compared to historical norms. Additionally, the availability of certain wood products, including roof and floor trusses and oriented strand boards, remains challenged. We also continue to experience significant challenges with the cost and availability of windows, siding, and appliances, among other supply categories. To date, we have been, and believe we will continue to be, able to increase pricing to offset the majority of such cost increases due to expected ongoing high consumer demand.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, or its related impacts on overall economic conditions or the global supply chain, will last. As a result, the unpredictability of the current economic and public health conditions will continue to evolve. The unpredictability of current economic conditions will also continue to evolve due to disruptions occurring as a result of the military conflict in Ukraine and related sanctions or other actions against Russia imposed by the U.S. and other countries. However, all of our operations continue to function at effectively full capacity subject to health and safety protocols, and we remain optimistic about future housing demand and our ability to continue expanding our business. Due to the strength of current demand and extending municipal entitlement timelines, the number of our active communities decreased in 2021 as we sold out communities at a pace faster than we opened new ones. We have increased our investments in land acquisition and development and expect that the number of our active communities will begin to increase as we proceed through 2022.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Income before income taxes:
Homebuilding	$559,300	$327,704
Financial Services	40,593	66,348
Income before income taxes	599,893	394,052
Income tax expense	(145,170)	(89,945)
Net income	$454,723	$304,107
Per share data - assuming dilution:
Net income	$1.83	$1.13
•Homebuilding income before income taxes in the three months ended March 31, 2022 increased 71% compared with the same period in 2021, primarily as the result of a significantly higher average selling price and gross margin. Results for the three months ended March 31, 2021 also include a loss on debt retirement of $61.5 million (see Note 4).
•Financial Services income before income taxes in the three months ended March 31, 2022 decreased 39% compared to the same period in 2021, primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.
•Our effective tax rate in the three months ended March 31, 2022 and 2021 was 24.2% and 22.8%, respectively. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense, while the 2021 tax rate also included benefits associated with federal energy efficient home credits, which expired at December 31, 2021.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2022	2022 vs. 2021	2021
Home sale revenues	$3,070,313	18%	$2,596,510
Land sale and other revenues	33,159	22%	27,159
Total Homebuilding revenues	3,103,472	18%	2,623,669
Home sale cost of revenues (a)	(2,181,074)	13%	(1,935,635)
Land sale and other cost of revenues	(32,002)	30%	(24,636)
Selling, general, and administrative expenses ("SG&A")	(329,022)	21%	(271,686)
Loss on debt retirement	—	(b)	(61,469)
Other expense, net	(2,074)	(18)%	(2,539)
Income before income taxes	$559,300	71%	$327,704

Supplemental data:
Gross margin from home sales	29.0%	350 bps	25.5%
SG&A as a percentage of home sale revenues	10.7%	20 bps	10.5%
Closings (units)	6,039	—%	6,044
Average selling price	$508	18%	$430
Net new orders (c):
Units	7,971	(19)%	9,852
Dollars	$4,731,272	2%	$4,630,317
Cancellation rate	9%		8%
Average active communities	777	(7)%	837
Backlog at March 31:
Units	19,935	5%	18,966
Dollars	$11,519,770	31%	$8,826,989

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three months ended March 31, 2022 were higher than the prior year period by $473.8 million. This 18% increase resulted from an 18% increase in average selling price, which reflects the impact of pricing actions taken in response to ongoing robust consumer demand, partially offset by a small increase in the mix of first-time buyer homes, which typically carry a lower sales price. The year-over-year increase in average selling price occurred in substantially all of our markets.

Home sale gross margins

Home sale gross margins were 29.0% in the three months ended March 31, 2022 compared to 25.5% in the three months ended March 31, 2021. Gross margins reflect the robust consumer demand combined with limited supplies of new and existing housing inventory. As a result, the pricing environment remained strong, and has allowed us to offset pressure in house and land costs through pricing actions.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $1.2 million for the three months ended March 31, 2022 compared to $2.5 million for the three months ended March 31, 2021.

SG&A

SG&A as a percentage of home sale revenues was 10.7% in the three months ended March 31, 2022 compared with 10.5% for the three months ended March 31, 2021. The gross dollar amount of our SG&A increased $57.3 million, or 21%, for the three months ended March 31, 2022 compared to March 31, 2021. The increase in gross dollars in 2022 resulted primarily from higher headcount to support the increased number of homes in production and future growth.

Other expense, net
Other expense, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2022	2021
Write-offs of deposits and pre-acquisition costs	$(3,510)	$(1,368)
Amortization of intangible assets	(2,821)	(4,992)
Interest income	388	631
Interest expense	(86)	(135)
Equity in earnings of unconsolidated entities	1,221	827
Miscellaneous, net	2,734	2,498
Total other expense, net	$(2,074)	$(2,539)

Net new orders

Net new orders in units decreased 19% while net new orders in dollars increased 2% for the three months ended March 31, 2022 as compared with the prior year period. The decrease in net new order volume in 2022 is due primarily to a 7% decrease in our average community count and Company actions to intentionally moderate sales pace, as more fully discussed above. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 9% for the three months ended March 31, 2022, and 8% for the same period in 2021. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 31% at March 31, 2022 compared with March 31, 2021, as the result of higher average selling prices coupled with elongated production cycle times, as more fully discussed above.

Homes in production

The following is a summary of our homes in production:

	March 31, 2022	March 31, 2021
Sold	16,088	12,930
Unsold
Under construction	5,117	1,675
Completed	64	123
	5,181	1,798
Models	1,276	1,248
Total	22,545	15,976

The number of homes in production at March 31, 2022 was 41% higher than at March 31, 2021. The increase in homes under production is the result of the strong demand environment combined with elongated cycle times, as more fully discussed above, due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. The significantly higher level of unsold homes, or speculative homes, under construction reflects our strategic decision to increase housing starts of speculative units in response to the noted supply chain challenges and to meet demand. The lower unsold completed inventory for the first quarter of 2022 as compared to the prior year period reflected our ability to sell speculative units given the strong demand environment in the first quarter of 2022.

Controlled lots

The following is a summary of our lots under control at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,321	7,148	11,469	4,422	7,637	12,059
Southeast	15,937	31,691	47,628	15,604	28,887	44,491
Florida	28,360	31,774	60,134	27,654	32,240	59,894
Midwest	12,223	16,781	29,004	11,723	17,118	28,841
Texas	21,962	19,769	41,731	20,538	21,235	41,773
West	29,413	15,163	44,576	29,137	12,101	41,238
Total	112,216	122,326	234,542	109,078	119,218	228,296
	48%	52%	100%	48%	52%	100%

Developed (%)	38%	16%	27%	38%	13%	25%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital and have increased our controlled lot count as the result of the strong demand environment to date. Additionally, we continue to seek to increase the percentage of our lots that are controlled via land option agreements. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.0 billion at March 31, 2022.

Homebuilding Segment Operations

As of March 31, 2022, we conducted our operations in over 40 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2022	2022 vs. 2021	2021
Home sale revenues:
Northeast	$164,329	(7)%	$176,417
Southeast	527,811	21%	436,267
Florida	738,950	23%	600,942
Midwest	451,203	23%	365,778
Texas	444,206	19%	373,261
West	743,814	16%	643,845
	$3,070,313	18%	$2,596,510
Income (loss) before income taxes (a):
Northeast	$27,399	6%	$25,894
Southeast	126,132	77%	71,322
Florida	160,694	59%	101,208
Midwest	64,701	22%	52,864
Texas	83,716	28%	65,648
West	133,311	35%	98,832
Other homebuilding (b)	(36,653)	(58)%	(88,064)
	$559,300	71%	$327,704

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes a loss on debt retirement of $61.5 million in the three months ended March 31, 2021 (see Note 4).

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2022	2022 vs. 2021	2021
Closings (units):
Northeast	262	(17)%	317
Southeast	1,026	(3)%	1,054
Florida	1,433	1%	1,420
Midwest	944	13%	839
Texas	1,210	(1)%	1,225
West	1,164	(2)%	1,189
	6,039	—%	6,044

Average selling price:
Northeast	$627	13%	$557
Southeast	514	24%	414
Florida	516	22%	423
Midwest	478	10%	436
Texas	367	20%	305
West	639	18%	542
	$508	18%	$430

Net new orders - units:
Northeast	425	(30)%	608
Southeast	1,331	(15)%	1,561
Florida	1,873	(22)%	2,404
Midwest	1,163	(25)%	1,561
Texas	1,514	(20)%	1,892
West	1,665	(9)%	1,826
	7,971	(19)%	9,852

Net new orders - dollars:
Northeast	$295,372	(16)%	$351,240
Southeast	763,720	8%	708,295
Florida	1,215,250	7%	1,134,296
Midwest	611,630	(13)%	706,430
Texas	643,209	2%	630,291
West	1,202,091	9%	1,099,765
	$4,731,272	2%	$4,630,317

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2022	2022 vs. 2021	2021
Cancellation rates:
Northeast	5%		5%
Southeast	5%		6%
Florida	9%		9%
Midwest	8%		5%
Texas	13%		11%
West	11%		10%
	9%		8%

Unit backlog:
Northeast	951	(24)%	1,244
Southeast	2,781	(2)%	2,847
Florida	5,870	27%	4,638
Midwest	2,907	—%	2,921
Texas	3,403	(9)%	3,720
West	4,023	12%	3,596
	19,935	5%	18,966

Backlog dollars:
Northeast	$642,274	(13)%	$736,146
Southeast	1,598,772	23%	1,302,937
Florida	3,534,132	64%	2,161,220
Midwest	1,508,582	13%	1,331,288
Texas	1,500,605	21%	1,238,121
West	2,735,405	33%	2,057,277
	$11,519,770	31%	$8,826,989

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2022	2021
Land-related charges (a):
Northeast	$102	$116
Southeast	1,902	456
Florida	972	131
Midwest	158	54
Texas	239	527
West	137	84
Other homebuilding	—	—
	$3,510	$1,368
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the first quarter of 2022, Northeast home sale revenues decreased by 7% when compared with the prior year period due to a 17% decrease in closings partially offset by a 13% increase in average selling price. The decrease in closings was primarily due to the timing of projects in our Mid-Atlantic operations, while the increase in average selling price occurred across all markets. Income before income taxes increased 6% primarily due to higher gross margins. Net new orders decreased across all markets.

Southeast

For the first quarter of 2022, Southeast home sale revenues increased 21% when compared with the prior year period due to a 24% increase in average selling price partially offset by a 3% decrease in closings. The decrease in closings was primarily due to the timing of projects in our South Carolina operations, while the increase in average selling price occurred across all markets. Income before income taxes increased 77% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

Florida

For the first quarter of 2022, Florida home sale revenues increased 23% when compared with the prior year period due to a 1% increase in closings combined with a 22% increase in the average selling price. The increase in closings was mixed among markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 59% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across all markets.

Midwest

For the first quarter of 2022, Midwest home sale revenues increased 23% when compared with the prior year period due to a 13% increase in closings combined with a 10% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 22% primarily due to higher revenues and gross margins. Net new orders decreased across the majority of markets.

Texas

For the first quarter of 2022, Texas home sale revenues increased 19% when compared with the prior year period due to a 20% increase in average selling price partially offset by a 1% decrease in closings. The higher average selling price occurred across all markets. Income before income taxes increased 28% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across all markets.

West

For the first quarter of 2022, West home sale revenues increased 16% when compared with the prior year period due to an 18% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price occurred across all markets. Income before income taxes increased 35% primarily due to increased revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance brokerage operations, through Pulte Mortgage LLC ("Pulte Mortgage") and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to a credit agreement with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to support our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding, as Homebuilding customers continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended
	March 31,
	2022	2022 vs. 2021	2021
Mortgage revenues	$63,155	(29)%	$89,040
Title services revenues	15,962	11%	14,333
Insurance brokerage commissions	5,026	83%	2,749
Total Financial Services revenues	84,143	(21)%	106,122
Expenses	(43,486)	10%	(39,674)
Other income (expense), net	(64)	(a)	(100)
Income before income taxes	$40,593	(39)%	$66,348
Total originations:
Loans	4,057	(14)%	4,708
Principal	$1,539,897	(2)%	$1,564,668

(a)Percentage not meaningful

	Three Months Ended
	March 31,
	2022	2021
Supplemental data:
Capture rate	81.0%	88.3%
Average FICO score	750	751
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	21%
Other agency	72%	74%
Total agency	92%	95%
Non-agency	8%	5%
Total funded originations	100%	100%

Revenues

The demand for refinancing within the mortgage industry waned in 2021 and into 2022 as mortgage interest rates began to rise, which led to an increase in competition among lenders and lower margins per loan. As a result, total Financial Services revenues for the three months ended March 31, 2022 decreased 21% compared with the same period in 2021. The decrease occurred as the result of a decrease in the number of loans originated due to the lower capture rate combined with lower revenue per loan resulting from the competitive lending environment. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

Income before income taxes for the three months ended March 31, 2022 decreased 39% compared to the same period in 2021, primarily as a result of the lower revenue per loan.

Income Taxes

Our effective income tax rate was 24.2% and 22.8% for March 31, 2022 and 2021, respectively. The 2022 effective tax rate is higher than the 2021 effective tax rate for the same period primarily due to the benefit of federal energy efficient home credits in 2021, which expired at December 31, 2021.

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

At March 31, 2022, we had unrestricted cash and equivalents of $1.1 billion, restricted cash balances of $66.9 million, and $710.1 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 21.5% at March 31, 2022, as compared with 21.3% at December 31, 2021.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The elongation of our production cycle has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. Within the next twelve months, we need to repay or refinance Pulte Mortgage's master repurchase agreement. Beyond the next twelve months, we will need to repay or refinance our revolving credit facility, which matures in June 2023, and our unsecured senior notes, the next tranche of which becomes due in 2026.

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

Unsecured senior notes

We had $2.0 billion of unsecured senior notes outstanding at both March 31, 2022 and December 31, 2021 with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the three months ended March 31, 2021, we accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees. In the three months ended March 31, 2021, we also retired $426.0 million of senior notes at their scheduled maturity date.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $40.9 million and $40.2 million at March 31, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2023 that has a maximum borrowing capacity of $1.0 billion and contains an uncommitted accordion feature that could increase the capacity to $1.5 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, with a sublimit of $500.0 million at March 31, 2022. The interest rate on borrowings under the Revolving Credit Facility may be based on either the London Interbank Offered Rate ("LIBOR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at either March 31, 2022 or December 31, 2021, and $289.9 million and $298.8 million of letters of credit issued under the Revolving Credit Facility at March 31, 2022 and December 31, 2021, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth, a minimum Interest Coverage Ratio, and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2022, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $710.1 million and $701.2 million at March 31, 2022 and December 31, 2021, respectively.

Joint venture debt

At March 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $64.7 million of which $41.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (as amended, the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $460.0 million at March 31, 2022 and increases to $550.0 million on June 27, 2022, which will then continue through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $396.1 million and $626.1 million outstanding under the Repurchase Agreement at March 31, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

In the three months ended March 31, 2022, we declared cash dividends totaling $36.5 million and repurchased 10.3 million shares under our repurchase authorization for $500.0 million. In the three months ended March 31, 2021, we declared cash dividends totaling $37.3 million and repurchased 3.3 million shares under our repurchase authorization for $153.7 million. On January 31, 2022, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At March 31, 2022, we had remaining authorization to repurchase $957.6 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2022, we had outstanding letters of credit totaling $289.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.9 billion at March 31, 2022, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2022, these agreements had an aggregate remaining purchase price of $6.0 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At March 31, 2022, outstanding deposits totaled $265.4 million, of which $20.4 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of March 31, 2022 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2022 was $207.7 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the three months ended March 31, 2022 was primarily due to our net income of $454.7 million along with a seasonal $436.9 million decrease in residential mortgage loans available for sale, partially offset by a net increase in inventories of $814.8 million, which was primarily attributable to higher house inventory in production resulting from the higher order backlog combined with investment in land inventory to support future growth.

Net cash provided by operating activities in the three months ended March 31, 2021 was $176.7 million. The positive cash flow from operations in three months ended March 31, 2021 was primarily due to our net income of $304.1 million, which included various non-cash items including a loss on debt retirement of $61.5 million,combined with a seasonal $69.9 million decrease in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $243.9 million, which was primarily attributable to higher house inventory in production resulting from the higher order backlog.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2022 was $48.0 million. These cash outflows primarily reflected a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group ("ICG"), as well as capital expenditures of $30.7 million related to our ongoing investments in new communities, facilities, and certain information technology applications.

Net cash used in investing activities in the three months ended March 31, 2021 was $27.6 million. These cash outflows in 2021 primarily reflected a $10.4 million deferred payment related to the 2020 acquisition of ICG, as well as capital expenditures of $14.8 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2022 totaled $781.4 million. These cash outflows resulted primarily from the repurchase of 10.3 million common shares for $500.0 million under our share repurchase authorization, payments of $37.8 million in cash dividends, and net repayments of $230.0 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities in the three months ended March 31, 2021 totaled $1.1 billion. These cash outflows in the three months ended March 31, 2021 resulted primarily from the repurchase of 3.3 million common shares for $153.7 million under our share repurchase authorization, repayments of debt totaling $794.4 million, payments of $37.6 million in cash dividends, and net repayments of $141.0 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, and other macroeconomic factors, our quarterly results for 2022 and 2021 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of March 31, 2022, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	March 31, 2022	December 31, 2021
Cash, cash equivalents, and restricted cash	$1,115,527	$1,598,328
House and land inventory	9,677,985	8,859,163
Amount due from Non-Guarantor Subsidiaries	—	278,531
Total assets	12,004,377	11,658,352

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,908,977	$2,788,465
Notes payable	2,030,108	2,029,044
Amount due to Non-Guarantor Subsidiaries	38,424	—
Total liabilities	5,114,073	4,986,491

	Three Months Ended
	March 31,
Summarized Statement of Operations Data	2022	2021
Revenues	$3,016,422	$2,536,892
Cost of revenues	2,145,499	1,889,395
Selling, general, and administrative expenses	319,439	264,252
Income before income taxes	543,227	315,600

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the three months ended March 31, 2022 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2022 ($000’s omitted):

	As of March 31, 2022 for the Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$9,355	$12,555	$18,979	$—	$500,000	$1,500,000	$2,040,889	$2,294,849
Average interest rate	1.07%	3.55%	5.28%	—%	5.50%	6.14%	5.94%

Variable rate debt (a)	$396,139	$—	$—	$—	$—	$—	$396,139	$396,139
Average interest rate	2.20%	—%	—%	—%	—%	—%	2.20%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit facility, under which there was no amount outstanding at March 31, 2022.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; the negative impact of the COVID-19 pandemic on our financial position and ability to continue our Homebuilding or Financial Services activities at normal levels or at all in impacted areas; the duration, effect and severity of the COVID-19 pandemic; the measures that governmental authorities take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned and/or other risks and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and other public filings with the Securities and Exchange Commission (the "SEC") for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2022 to January 31, 2022	1,213,372	$53.94	1,213,372	$1,392,117
February 1, 2022 to February 1, 2022	4,376,931	$48.60	4,376,931	$1,179,403
March 1, 2022 to March 31, 2022	4,699,312	$47.21	4,699,312	$957,569
Total	10,289,615	$48.59	10,289,615

(1)     In the three months ended March 31, 2022, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion to such authorization on January 31, 2022. There is no expiration date for this program, under which $957.6 million remained as of March 31, 2022.

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
Fifth Amendment to Amended and Restated Section 382 Rights Agreement, dated as of March 10, 2022, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on March 11, 2022)

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 28, 2022