Form 10-Q
period 2022-06-30
PULTEGROUP INC/MI/
filed 2022-07-26
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
Number of common shares outstanding as of July 19, 2022: 231,498,300

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$662,780	$1,779,088
Restricted cash	69,324	54,477
Total cash, cash equivalents, and restricted cash	732,104	1,833,565
House and land inventory	10,729,444	9,047,569
Land held for sale	32,772	29,276
Residential mortgage loans available-for-sale	553,789	947,139
Investments in unconsolidated entities	150,496	98,155
Other assets	1,239,870	1,110,966
Intangible assets	141,337	146,923
Deferred tax assets	120,524	139,038
	$13,700,336	$13,352,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$750,508	$621,168
Customer deposits	1,027,938	844,785
Deferred tax liabilities	167,845	165,519
Accrued and other liabilities	1,535,901	1,576,478
Financial Services debt	442,816	626,123
Notes payable	2,030,112	2,029,043
	5,955,120	5,863,116
Shareholders' equity	7,745,216	7,489,515
	$13,700,336	$13,352,631

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Homebuilding
Home sale revenues	$3,809,601	$3,235,379	$6,879,914	$5,831,889
Land sale and other revenues	33,810	33,076	66,969	60,235
	3,843,411	3,268,455	6,946,883	5,892,124
Financial Services	82,775	91,029	166,918	197,150
Total revenues	3,926,186	3,359,484	7,113,801	6,089,274

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,631,356)	(2,375,495)	(4,812,430)	(4,311,130)
Land sale and other cost of revenues	(31,656)	(31,195)	(63,657)	(55,831)
	(2,663,012)	(2,406,690)	(4,876,087)	(4,366,961)

Financial Services expenses	(43,847)	(40,411)	(87,333)	(80,086)
Selling, general, and administrative expenses	(351,256)	(272,286)	(680,279)	(543,973)
Loss on debt retirement	—	—	—	(61,469)
Other expense, net	(3,498)	(624)	(5,636)	(3,259)
Income before income taxes	864,573	639,473	1,464,466	1,033,526
Income tax expense	(212,138)	(136,074)	(357,308)	(226,020)
Net income	$652,435	$503,399	$1,107,158	$807,506

Per share:
Basic earnings	$2.74	$1.91	$4.56	$3.04
Diluted earnings	$2.73	$1.90	$4.54	$3.03
Cash dividends declared	$0.15	$0.14	$0.30	$0.28

Number of shares used in calculation:
Basic	236,328	262,099	241,036	263,744
Effect of dilutive securities	1,318	648	1,193	627
Diluted	237,646	262,747	242,229	264,371

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$652,435	$503,399	$1,107,158	$807,506

Other comprehensive income, net of tax:
Change in value of derivatives	20	25	45	50
Other comprehensive income	20	25	45	50

Comprehensive income	$652,455	$503,424	$1,107,203	$807,556

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2022	239,622	$2,396	$3,309,912	$(20)	$4,100,976	$7,413,264
Share issuances	48	—	—	—	—	—
Dividends declared	—	—	—	—	(35,514)	(35,514)
Share repurchases	(7,100)	(70)	—	—	(294,157)	(294,227)
Cash paid for shares withheld for taxes	—	—	—	—	—	—
Share-based compensation	—	—	9,238	—	—	9,238
Net income	—	—	—	—	652,435	652,435
Other comprehensive income	—	—	—	20	—	20
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216

Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	634	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(72,026)	(72,026)
Share repurchases	(17,390)	(173)	—	—	(794,054)	(794,227)
Cash paid for shares withheld for taxes	—	—	—	—	(13,614)	(13,614)
Share-based compensation	—	—	22,335	—	—	22,335
Net income	—	—	—	—	1,107,158	1,107,158
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2021	263,637	$2,636	$3,274,154	$(120)	$3,408,604	$6,685,274
Share issuances	12	—	—	—	—	—
Dividends declared	—	—	—	—	(36,814)	(36,814)
Share repurchases	(3,582)	(36)	—	—	(199,964)	(200,000)
Cash paid for shares withheld for taxes	—	—	—	—	(41)	(41)
Share-based compensation	—	—	6,625	—	—	6,625
Net income	—	—	—	—	503,399	503,399
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468

Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	517	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(74,139)	(74,139)
Share repurchases	(6,915)	(70)	—	—	(353,633)	(353,703)
Cash paid for shares withheld for taxes	—	—	—	—	(10,607)	(10,607)
Share-based compensation	—	—	15,180	—	—	15,180
Net income	—	—	—	—	807,506	807,506
Other comprehensive income	—	—	—	50	—	50
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,107,158	$807,506
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	20,823	4,781
Land-related charges	8,013	3,254
Loss on debt retirement	—	61,469
Depreciation and amortization	33,393	35,407
Share-based compensation expense	29,640	21,603
Other, net	(58)	(2,922)
Increase (decrease) in cash due to:
Inventories	(1,683,129)	(632,647)
Residential mortgage loans available-for-sale	393,350	(16,384)
Other assets	(87,569)	(85,049)
Accounts payable, accrued and other liabilities	280,722	235,050
Net cash provided by operating activities	102,343	432,068
Cash flows from investing activities:
Capital expenditures	(62,557)	(31,547)
Investments in unconsolidated entities	(50,480)	(15,920)
Distributions of capital from unconsolidated entities	3,010	10,500
Business acquisition	(10,400)	(10,400)
Other investing activities, net	(2,713)	(17)
Net cash used in investing activities	(123,140)	(47,384)
Cash flows from financing activities:
Repayments of notes payable	(4,152)	(797,395)
Borrowings under revolving credit facility	110,000	—
Repayments under revolving credit facility	(110,000)	—
Financial Services repayments, net	(183,307)	(59,193)
Debt issuance costs	(11,167)	—
Stock option exercises	—	11
Share repurchases	(794,227)	(353,703)
Cash paid for shares withheld for taxes	(13,614)	(10,607)
Dividends paid	(74,197)	(74,910)
Net cash used in financing activities	(1,080,664)	(1,295,797)
Net decrease in cash, cash equivalents, and restricted cash	(1,101,461)	(911,113)
Cash, cash equivalents, and restricted cash at beginning of period	1,833,565	2,632,235
Cash, cash equivalents, and restricted cash at end of period	$732,104	$1,721,122

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$230	$11,606
Income taxes paid (refunded), net	$290,571	$154,658

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Write-offs of deposits and pre-acquisition costs	$(4,503)	$(1,866)	$(8,013)	$(3,235)
Amortization of intangible assets	(2,766)	(4,968)	(5,587)	(9,961)
Interest income	290	473	678	1,105
Interest expense	(65)	(138)	(150)	(272)
Equity in earnings of unconsolidated entities	723	4,190	1,944	5,017
Miscellaneous, net	2,823	1,685	5,492	4,087
Total other expense, net	$(3,498)	$(624)	$(5,636)	$(3,259)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $1.0 billion and $844.8 million at June 30, 2022 and December 31, 2021, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $49.5 million and $44.3 million at June 30, 2022 and December 31, 2021, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$652,435	$503,399	$1,107,158	$807,506
Less: earnings distributed to participating securities	(217)	(294)	(434)	(592)
Less: undistributed earnings allocated to participating securities	(3,672)	(3,731)	(6,721)	(5,908)
Numerator for basic earnings per share	$648,546	$499,374	$1,100,003	$801,006
Add back: undistributed earnings allocated to participating securities	3,672	3,731	6,721	5,908
Less: undistributed earnings reallocated to participating securities	(3,644)	(3,722)	(6,677)	(5,895)
Numerator for diluted earnings per share	$648,574	$499,383	$1,100,047	$801,019

Denominator:
Basic shares outstanding	236,328	262,099	241,036	263,744
Effect of dilutive securities	1,318	648	1,193	627
Diluted shares outstanding	237,646	262,747	242,229	264,371

Earnings per share:
Basic	$2.74	$1.91	$4.56	$3.04
Diluted	$2.73	$1.90	$4.54	$3.03

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2022 and December 31, 2021, residential mortgage loans available-for-sale had an aggregate fair value of $553.8 million and $947.1 million, respectively, and an aggregate outstanding principal balance of $553.9 million and $924.5 million, respectively. Net gains from the sale of mortgages were $45.1 million and $56.7 million for the three months ended June 30, 2022 and 2021, respectively, and $97.5 million and $134.2 million for the six months ended June 30, 2022 and 2021, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At June 30, 2022 and December 31, 2021, we had aggregate IRLCs of $1.5 billion and $337.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2022 and December 31, 2021, we had unexpired forward contracts of $1.7 billion and $903.0 million, respectively, and whole loan investor commitments of $316.2 million and $310.0 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2022		December 31, 2021
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$23,024	$3,185	$8,582	$33
Forward contracts	10,418	3,651	757	1,336
Whole loan commitments	997	548	384	4
	$34,439	$7,384	$9,723	$1,373

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At June 30, 2022 and December 31, 2021, we reported $199.9 million and $208.4 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of June 30, 2022.

New accounting pronouncements

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2022	December 31, 2021
Homes under construction	$5,916,047	$4,225,309
Land under development	4,028,971	4,091,015
Raw land	784,426	731,245
	$10,729,444	$9,047,569

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest in inventory, beginning of period	$158,670	$193,352	$160,756	$193,409
Interest capitalized	31,338	31,476	62,921	66,103
Interest expensed	(38,454)	(39,395)	(72,123)	(74,079)
Interest in inventory, end of period	$151,554	$185,433	$151,554	$185,433

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. We recorded $4.5 million and $1.9 million of such charges during the three months ended June 30, 2022 and 2021, respectively, and $8.0 million and $3.2 million during the six months ended June 30, 2022 and 2021, respectively.

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2022 or December 31, 2021 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2022 and December 31, 2021 ($000’s omitted):

	June 30, 2022		December 31, 2021
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$209,767	$2,824,818	$179,604	$2,329,187
Other land options	259,461	3,674,049	225,318	3,128,691
	$469,228	$6,498,867	$404,922	$5,457,878

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Northeast	$248,454	$285,874	$412,785	$462,342
Southeast	587,743	517,256	1,115,941	954,034
Florida	992,737	791,564	1,760,707	1,416,805
Midwest	553,767	465,590	1,006,441	832,403
Texas	573,763	470,294	1,020,036	844,416
West	886,947	737,877	1,630,973	1,382,124
	3,843,411	3,268,455	6,946,883	5,892,124
Financial Services	82,775	91,029	166,918	197,150
Consolidated revenues	$3,926,186	$3,359,484	$7,113,801	$6,089,274

Income (loss) before income taxes:
Northeast	$59,971	$53,300	$87,370	$79,194
Southeast	152,257	93,444	278,389	164,766
Florida	247,435	147,833	408,129	249,040
Midwest	86,550	70,804	151,251	123,668
Texas	134,133	84,388	217,849	150,037
West	186,561	131,070	319,872	229,902
Other homebuilding (a)	(42,409)	7,180	(79,062)	(80,884)
	824,498	588,019	1,383,798	915,723
Financial Services	40,075	51,454	80,668	117,803
Consolidated income before income taxes	$864,573	$639,473	$1,464,466	$1,033,526

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $49.1 million and $55.2 million for the three and six months ended June 30, 2021, respectively (see Note 8), and a loss on debt retirement of $61.5 million in the six months ended June 30, 2021 (see Note 4).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Land-related charges (a):
Northeast	$100	$18	$202	$134
Southeast	1,933	883	3,835	1,339
Florida	641	302	1,612	433
Midwest	944	438	1,102	492
Texas	294	263	534	791
West	591	(19)	728	65
Other homebuilding	—	—	—	—
	$4,503	$1,885	$8,013	$3,254

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	June 30, 2022
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$385,827	$226,922	$49,687	$662,436	$762,972
Southeast	928,441	469,621	85,948	1,484,010	1,651,072
Florida	1,352,877	902,309	228,910	2,484,096	3,002,618
Midwest	678,149	448,266	29,607	1,156,022	1,297,723
Texas	802,580	567,713	139,742	1,510,035	1,671,542
West	1,715,411	1,134,767	234,789	3,084,967	3,404,950
Other homebuilding (a)	52,762	279,373	15,743	347,878	1,173,333
	5,916,047	4,028,971	784,426	10,729,444	12,964,210
Financial Services	—	—	—	—	736,126
	$5,916,047	$4,028,971	$784,426	$10,729,444	$13,700,336

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2022	December 31, 2021
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(10,421)	(11,142)
Total senior notes	$1,989,579	$1,988,858
Other notes payable	40,533	40,185
Notes payable	$2,030,112	$2,029,043
Estimated fair value	$2,101,783	$2,496,875

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In the six months ended June 30, 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $40.5 million and $40.2 million at June 30, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. Such notes payable issued to acquire land inventory totaled $4.5 million and $29.4 million in the six months ended June 30, 2022 and 2021, respectively.

Revolving credit facility

In June 2022, we entered into the Third Amended and Restated Credit Agreement (the "Revolving Credit Facility"), which replaced our previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, increased our borrowing capacity, and extended the maturity date from June 2023 to June 2027. The Revolving Credit Facility has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate ("SOFR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at either June 30, 2022 or December 31, 2021, and $347.0 million and $298.8 million of letters of credit issued under the Revolving Credit Facility at June 30, 2022 and December 31, 2021, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2022, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $903.0 million and $701.2 million at June 30, 2022 and December 31, 2021, respectively.

Joint venture debt

At June 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $70.7 million, of which $42.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on July 28, 2022. The maximum aggregate commitment was $550.0 million at June 30, 2022, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $442.8 million and $626.1 million outstanding under the Repurchase Agreement at June 30, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the six months ended June 30, 2022, we declared cash dividends totaling $72.0 million and repurchased 17.4 million shares under our repurchase authorization for $794.2 million. In the six months ended June 30, 2021, we declared cash dividends totaling $74.1 million and repurchased 6.9 million shares under our repurchase authorization for $353.7 million. On January 31, 2022, the Board of Directors increased our share repurchase authorization by $1.0 billion. At June 30, 2022, we had remaining authorization to repurchase $663.3 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2022 and 2021, participants surrendered shares valued at $13.6 million and $10.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Income taxes

Our effective tax rate in the three and six months ended June 30, 2022 was 24.5% and 24.4%, respectively, compared to 21.3% and 21.9%, respectively, for the same periods in 2021. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. The 2021 tax rate also included a benefit for federal energy efficient home credits, which expired at December 31, 2021, and a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

At June 30, 2022 and December 31, 2021, we had net deferred tax liabilities of $47.3 million and $26.5 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $23.7 million and $22.5 million of gross unrecognized tax benefits at June 30, 2022 and December 31, 2021, respectively. Additionally, we had accrued interest and penalties of $3.4 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2022	December 31, 2021

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$553,789	$947,139
IRLCs	Level 2	19,839	8,549
Forward contracts	Level 2	6,767	(579)
Whole loan commitments	Level 2	449	380

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$732,104	$1,833,565
Financial Services debt	Level 2	442,816	626,123
Senior notes payable	Level 2	2,061,250	2,456,690
Other notes payable	Level 2	40,533	40,185

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion at both June 30, 2022 and December 31, 2021.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $347.0 million and $2.1 billion, respectively, at June 30, 2022 and $298.8 million and $1.8 billion, respectively, at December 31, 2021. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Warranty liabilities, beginning of period	$106,640	$83,807	$107,117	$82,744
Reserves provided	23,866	21,464	43,558	38,808
Payments	(22,655)	(18,312)	(42,329)	(33,804)
Other adjustments	2,754	800	2,259	11
Warranty liabilities, end of period	$110,605	$87,759	$110,605	$87,759

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation, and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require us to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. A portion of this self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $652.7 million and $627.1 million at June 30, 2022 and December 31, 2021, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 70% of the total general liability reserves at June 30, 2022 and December 31, 2021, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Housing market conditions can be volatile, and we believe such conditions can affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third-party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are typically reported and resolved over an extended period, often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Additionally, the amount of insurance

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
coverage available for each policy period also impacts our recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $49.1 million and $55.2 million during the three and six months ended June 30, 2021, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance, beginning of period	$644,278	$653,068	$627,067	$641,779
Reserves provided	23,705	22,907	43,542	42,449
Adjustments to previously recorded reserves	1,919	(49,136)	4,058	(55,218)
Payments, net (a)	(17,216)	(6,222)	(21,981)	(8,393)
Balance, end of period	$652,686	$620,617	$652,686	$620,617

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $49.2 million and $57.5 million at June 30, 2022 and December 31, 2021, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $70.8 million and $87.2 million at June 30, 2022, respectively, and $74.3 million and $92.7 million at December 31, 2021, respectively. In the three and six months ended June 30, 2022, we recorded an additional $3.7 million and $4.2 million, respectively, of lease liabilities under operating leases, and $12.0 million and $13.1 million in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2022 totaled $5.6 million and $11.1 million, respectively, and $5.2 million and $10.5 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and six months ended June 30, 2022 our total lease expense was $13.4 million and $26.2 million, respectively, and $10.3 million and $20.6 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
costs of $2.2 million and $4.4 million in the three and six months ended June 30, 2022, respectively, and $2.2 million and $4.0 million in the comparable prior year periods, as well as short-term lease costs of $5.5 million and $10.5 million in the three and six months ended June 30, 2022, respectively and $3.1 million and $6.0 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of June 30, 2022 were as follows ($000's omitted):

Years Ending December 31,
2022 (a)	$11,513
2023	24,413
2024	17,513
2025	12,084
2026	8,934
Thereafter	20,369
Total lease payments (b)	94,826
Less: Interest (c)	(7,641)
Present value of lease liabilities (d)	$87,185

(a)Remaining payments are for the six months ending December 31, 2022.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $2.5 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2022.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.2 years and 5.5%, respectively, at June 30, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our home sales revenues increased 18% for both the three and six months ended June 30, 2022 over the comparable prior year periods while our gross margins increased 430 bps and 400 bps, respectively, over the same periods. These results were driven by increases in selling prices in response to robust consumer demand in 2021 and early 2022 when the majority of the homes closed in the three and six months ended June 30, 2022 were placed under contract with the customers. The strength in new home demand and pricing during that period resulted from an extremely limited supply of new and existing home inventory, an increased appeal for homeownership and single-family living, and positive demographic trends, along with low unemployment levels and resulting wage growth. While many of these economic conditions continue, a historic increase in mortgage interest rates during the first half of 2022 has tempered demand for new homes. The rising cost of housing due to increases in average sales prices in recent years and the recent increases in mortgage interest rates, coupled with general inflation in the U.S. economy, have placed additional pressure on overall housing affordability and have caused many potential home buyers to pause and reconsider their housing choices. As a result, new orders were 23% and 21% lower for the three and six months ended June 30, 2022, respectively, compared with the comparable prior year periods.

Due to the increased level of new homebuilding activity in the US, coupled with impacts on the US supply chain and construction and municipal workforces due to the COVID-19 pandemic, the availability of certain materials and construction labor, combined with delays in municipal approvals and inspections, have elongated the production cycle of the homes we are constructing. While we are working with our supply partners, have significantly increased our speculative housing starts, and have hired additional construction and customer service employees, our production cycle times have extended in substantially all of our markets. The time required to construct a home was approximately eight weeks longer in the second quarter of 2022 as compared with the prior year period and approximately two weeks longer than the first quarter of 2022. Due to these supply chain and labor challenges, we moderated lot releases and the pace of new orders in the majority of our communities in 2021 and early 2022 in order to balance sales volume and production capacity to reduce backlog durations. Given the affordability challenges described above and the resulting impact on demand, we have reduced the number of communities where we are moderating lot releases and have increased sales incentives moderately in certain communities. We believe these conditions will continue to impact our industry for the remainder of 2022.

The noted supply chain and labor issues are also leading to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. Specifically, the cost of lumber continues to be extremely volatile and remains elevated compared to historical norms. Additionally, the availability of certain wood products, including roof and floor trusses and oriented strand boards, remains challenged. We also continue to experience significant challenges with the cost and availability of windows, siding, cabinets, and appliances, among other supply categories. To date, we have been able to increase pricing to offset the majority of such cost increases, but there can be no assurances that we will continue to be able to do so in the future.

Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, or its related impacts on overall economic conditions or the global supply chain, will last. As a result, the unpredictability of the current economic and public health conditions will continue to evolve. The unpredictability of current economic conditions will also continue to evolve due to disruptions occurring as a result of the military conflict in Ukraine and related sanctions or other actions against Russia imposed by the U.S. and other countries. However, all of our operations continue to function at effectively full capacity subject to health and safety protocols, and we remain optimistic about future housing demand and our ability to continue expanding our business. Due to the strength of consumer demand and extended municipal entitlement timelines, the number of our active communities decreased in 2021 as we sold out communities at a pace faster than we opened new ones. We have increased our investments in land acquisition and development and expect that the number of our active communities will increase as we proceed through 2022.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before income taxes:
Homebuilding	$824,498	$588,019	$1,383,798	$915,723
Financial Services	40,075	51,454	80,668	117,803
Income before income taxes	864,573	639,473	1,464,466	1,033,526
Income tax expense	(212,138)	(136,074)	(357,308)	(226,020)
Net income	$652,435	$503,399	$1,107,158	$807,506
Per share data - assuming dilution:
Net income	$2.73	$1.90	$4.54	$3.03
•Homebuilding income before income taxes in the three and six months ended June 30, 2022 increased 40% and 51% compared with the same periods in 2021, respectively. The results are primarily the result of a significantly higher average selling price and gross margin. The results include insurance reserve reversals of $49.1 million and $55.2 million for the three and six months ended June 30, 2021, respectively (see Note 8). Results for the six months ended June 30, 2021 also include a loss on debt retirement of $61.5 million (see Note 4).
•Financial Services income before income taxes in the three and six months ended June 30, 2022 decreased 22% and 32% compared to the same periods in 2021, respectively, primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.
•Our effective tax rate in the three and six months ended June 30, 2022 was 24.5% and 24.4%, respectively, compared to 21.3% and 21.9%, respectively, for the same periods in 2021. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense, while the 2021 tax rate also included benefits associated with federal energy efficient home credits, which expired at December 31, 2021, and a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Home sale revenues	$3,809,601	18%	$3,235,379	$6,879,914	18%	$5,831,889
Land sale and other revenues	33,810	2%	33,076	66,969	11%	60,235
Total Homebuilding revenues	3,843,411	18%	3,268,455	6,946,883	18%	5,892,124
Home sale cost of revenues (a)	(2,631,356)	11%	(2,375,495)	(4,812,430)	12%	(4,311,130)
Land sale and other cost of revenues	(31,656)	1%	(31,195)	(63,657)	14%	(55,831)
Selling, general, and administrative expenses ("SG&A") (b)	(351,256)	29%	(272,286)	(680,279)	25%	(543,973)
Loss on debt retirement	—	(c)	—	—	(c)	(61,469)
Other expense, net	(4,645)	218%	(1,460)	(6,719)	68%	(3,998)
Income before income taxes	$824,498	40%	$588,019	$1,383,798	51%	$915,723

Supplemental data:
Gross margin from home sales	30.9%	430 bps	26.6%	30.1%	400 bps	26.1%
SG&A as a percentage of home sale revenues	9.2%	80 bps	8.4%	9.9%	60 bps	9.3%
Closings (units)	7,177	(1)%	7,232	13,216	—%	13,276
Average selling price	$531	19%	$447	$521	19%	$439
Net new orders (d):
Units	6,418	(23)%	8,322	14,389	(21)%	18,174
Dollars	$3,903,999	(8)%	$4,258,133	$8,635,271	(3)%	$8,888,450
Cancellation rate	15%		7%	12%		8%
Average active communities	791	(2)%	808	784	(5)%	822
Backlog at June 30:
Units				19,176	(4)%	20,056
Dollars				$11,614,167	18%	$9,849,743

(a)Includes the amortization of capitalized interest.
(b)Includes insurance reserve reversals of $49.1 million and $55.2 million for the three and six months ended June 30, 2021, respectively (see Note 8).
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and six months ended June 30, 2022 were higher than the prior year periods by $574.2 million and $1.0 billion, respectively. In the three months ended June 30, 2022, the 18% increase resulted from a 19% increase in average selling price partially offset by a 1% decrease in closings. In the six months ended June 30, 2022, the 18% increase resulted from a 19% increase in average selling price. The increases in average selling price reflected the impact of pricing actions taken in response to robust consumer demand in 2021 and early 2022 when the majority of the homes that closed were placed under contract with the customers, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price. The year-over-year increases in average selling price occurred in substantially all of our markets.

Home sale gross margins

Home sale gross margins were 30.9% and 30.1% in the three and six months ended June 30, 2022, respectively, compared to 26.6% and 26.1% in the three and six months ended June 30, 2021, respectively. Gross margins reflect the robust consumer demand that existed in 2021 and early 2022 when the majority of the homes were placed under contract with the customers combined with limited supplies of new and existing housing inventory. This resulted in a strong pricing environment, which allowed us to offset pressure in house and land costs through pricing actions.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $2.2 million and $3.3 million for the three and six months ended June 30, 2022, respectively, compared to $1.9 million and $4.4 million for the three and six months ended June 30, 2021, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.2% and 9.9% in the three and six months ended June 30, 2022, respectively, compared with 8.4% and 9.3% for the three and six months ended June 30, 2021, respectively. The gross dollar amount of our SG&A increased $79.0 million, or 29%, for the three months ended June 30, 2022 compared to the prior year period, and increased $136.3 million, or 25%, for the six months ended June 30, 2022 compared to the prior year period. The increases in gross dollars in 2022 resulted primarily from higher headcount and other overhead costs to support growth expectations and the increased number of homes in production, combined with insurance reserve reversals of $49.1 million and $55.2 million recorded in the three and six months ended June 30, 2021, respectively (see Note 8).

Other expense, net
Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Write-offs of deposits and pre-acquisition costs	$(4,503)	$(1,866)	$(8,013)	$(3,235)
Amortization of intangible assets	(2,766)	(4,968)	(5,587)	(9,961)
Interest income	290	473	678	1,105
Interest expense	(65)	(138)	(150)	(272)
Equity in earnings of unconsolidated entities	723	4,190	1,944	5,017
Miscellaneous, net	1,676	849	4,409	3,348
Total other expense, net	$(4,645)	$(1,460)	$(6,719)	$(3,998)

Net new orders

Net new orders in units decreased 23% while net new orders in dollars decreased 8% in the three months ended June 30, 2022 compared to the prior year period. Net new orders in units decreased 21% while net new orders in dollars decreased 3% for the six months ended June 30, 2022 as compared with the prior year period. The decreases in net new order volume in 2022 are due primarily to reduced buyer demand in the second quarter of 2022, particularly for homes that are estimated to close further out in time, as the market responded to increased affordability challenges resulting from an historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. Contributing factors also include our lower average community count and Company actions to intentionally moderate sales pace earlier in 2022 in order to manage our large backlog of orders and supply chain challenges. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% and 12% for the three and six months ended June 30, 2022, respectively, and 7% and 8% for the comparable periods in 2021, respectively. The increase in cancellation rates occurred primarily in the second quarter of 2022 due to a decrease in consumer confidence coupled with the increase in mortgage interest rates. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 18% at June 30, 2022 compared with June 30, 2021, as the result of higher average selling prices coupled with elongated production cycle times.

Homes in production

The following is a summary of our homes in production:

	June 30, 2022	June 30, 2021
Sold	16,560	15,111
Unsold
Under construction	6,598	2,145
Completed	191	88
	6,789	2,233
Models	1,286	1,198
Total	24,635	18,542

The number of homes in production at June 30, 2022 was 33% higher than at June 30, 2021. The increase in sold homes under production reflects the size of our backlog combined with elongated cycle times, as more fully discussed above, due to supply chain delays for certain materials and labor and obtaining necessary approvals, permits, and inspections from local municipalities. The significantly higher level of unsold homes, or speculative homes, under construction reflects our strategic decision to increase housing starts of speculative units in response to the noted supply chain challenges and to have product available that can close quickly for customers that are concerned about potentially higher mortgage interest rates.

Controlled lots

The following is a summary of our lots under control at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,781	6,726	11,507	4,422	7,637	12,059
Southeast	16,761	30,225	46,986	15,604	28,887	44,491
Florida	28,435	34,319	62,754	27,654	32,240	59,894
Midwest	12,704	16,909	29,613	11,723	17,118	28,841
Texas	20,751	26,399	47,150	20,538	21,235	41,773
West	29,524	15,724	45,248	29,137	12,101	41,238
Total	112,956	130,302	243,258	109,078	119,218	228,296
	46%	54%	100%	48%	52%	100%

Developed (%)	40%	15%	27%	38%	13%	25%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital and have increased our controlled lot count in response to the demand environment. Additionally, we continue to seek to increase the percentage of our lots that are controlled via land option agreements. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.5 billion at June 30, 2022.

Homebuilding Segment Operations

As of June 30, 2022, we conducted our operations in over 40 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Home sale revenues:
Northeast	$248,399	(13)%	$285,794	$412,729	(11)%	$462,211
Southeast	587,184	14%	516,369	1,114,995	17%	952,636
Florida	967,600	27%	763,412	1,706,549	25%	1,364,354
Midwest	552,803	20%	462,357	1,004,006	21%	828,135
Texas	569,842	21%	469,916	1,014,048	20%	843,177
West	883,773	20%	737,531	1,627,587	18%	1,381,376
	$3,809,601	18%	$3,235,379	$6,879,914	18%	$5,831,889
Income (loss) before income taxes (a):
Northeast	$59,971	13%	$53,300	$87,370	10%	$79,194
Southeast	152,257	63%	93,444	278,389	69%	164,766
Florida	247,435	67%	147,833	408,129	64%	249,040
Midwest	86,550	22%	70,804	151,251	22%	123,668
Texas	134,133	59%	84,388	217,849	45%	150,037
West	186,561	42%	131,070	319,872	39%	229,902
Other homebuilding (b)	(42,409)	(c)	7,180	(79,062)	2%	(80,884)
	$824,498	40%	$588,019	$1,383,798	51%	$915,723

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $49.1 million and $55.2 million for the three and six months ended June 30, 2021, respectively (see Note 8) and a loss on debt retirement of $61.5 million in the six months ended June 30, 2021 (see Note 4).
(c)    Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Closings (units):
Northeast	386	(22)%	497	648	(20)%	814
Southeast	1,085	(8)%	1,175	2,111	(5)%	2,229
Florida	1,779	5%	1,692	3,212	3%	3,112
Midwest	1,131	9%	1,042	2,075	10%	1,881
Texas	1,483	(2)%	1,519	2,693	(2)%	2,744
West	1,313	—%	1,307	2,477	(1)%	2,496
	7,177	(1)%	7,232	13,216	—%	13,276

Average selling price:
Northeast	$644	12%	$575	$637	12%	$568
Southeast	541	23%	439	528	24%	427
Florida	544	21%	451	531	21%	438
Midwest	489	10%	444	484	10%	440
Texas	384	24%	309	377	23%	307
West	673	19%	564	657	19%	553
	$531	19%	$447	$521	19%	$439

Net new orders - units:
Northeast	384	(19)%	475	809	(25)%	1,083
Southeast	1,304	(4)%	1,364	2,635	(10)%	2,925
Florida	1,554	(29)%	2,203	3,427	(26)%	4,607
Midwest	842	(35)%	1,300	2,005	(30)%	2,861
Texas	1,225	(16)%	1,459	2,739	(18)%	3,351
West	1,109	(27)%	1,521	2,774	(17)%	3,347
	6,418	(23)%	8,322	14,389	(21)%	18,174

Net new orders - dollars:
Northeast	$276,044	(5)%	$291,824	$571,415	(11)%	$643,064
Southeast	767,628	15%	669,740	1,531,349	11%	1,378,034
Florida	1,062,458	(6)%	1,130,005	2,277,708	1%	2,264,301
Midwest	465,728	(24)%	611,652	1,077,358	(18)%	1,318,082
Texas	522,691	(7)%	561,005	1,165,900	(2)%	1,191,296
West	809,450	(19)%	993,907	2,011,541	(4)%	2,093,673
	$3,903,999	(8)%	$4,258,133	$8,635,271	(3)%	$8,888,450

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2022 vs. 2021	2021
Cancellation rates:
Northeast	9%	8%	7%		6%
Southeast	7%	6%	6%		6%
Florida	13%	5%	10%		7%
Midwest	12%	7%	10%		6%
Texas	21%	10%	17%		10%
West	23%	10%	16%		10%
	15%	7%	12%		8%

Unit backlog:
Northeast			949	(22)%	1,222
Southeast			3,000	(1)%	3,036
Florida			5,645	10%	5,149
Midwest			2,618	(18)%	3,179
Texas			3,145	(14)%	3,660
West			3,819	—%	3,810
			19,176	(4)%	20,056

Backlog dollars:
Northeast			$669,919	(10)%	$742,175
Southeast			1,779,216	22%	1,456,308
Florida			3,628,990	44%	2,527,814
Midwest			1,421,507	(4)%	1,480,583
Texas			1,453,453	9%	1,329,210
West			2,661,082	15%	2,313,653
			$11,614,167	18%	$9,849,743

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Land-related charges (a):
Northeast	$100	$18	$202	$134
Southeast	1,933	883	3,835	1,339
Florida	641	302	1,612	433
Midwest	944	438	1,102	492
Texas	294	263	534	791
West	591	(19)	728	65
Other homebuilding	—	—	—	—
	$4,503	$1,885	$8,013	$3,254
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2022, Northeast home sale revenues decreased by 13% when compared with the prior year period due to a 22% decrease in closings partially offset by a 12% increase in average selling price. The decrease in closings was primarily due to the timing of projects in our Mid-Atlantic operations, while the increase in average selling price occurred across all markets. Income before income taxes increased 13% primarily due to higher gross margins. Net new orders decreased across all markets.

For the six months ended June 30, 2022, Northeast home sale revenues decreased by 11% when compared with the prior year period due to a 20% decrease in closings partially offset by a 12% increase in average selling price. The decrease in closings was primarily due to the timing of projects in our Mid-Atlantic operations, while the increase in average selling price occurred across all markets. Income before income taxes increased 10% primarily due to higher gross margins. Net new orders decreased across all markets.

Southeast

For the second quarter of 2022, Southeast home sale revenues increased 14% when compared with the prior year period due to a 23% increase in average selling price partially offset by a 8% decrease in closings. The increase in average selling price and the decrease in closings occurred across all markets. Income before income taxes increased 63% primarily due to increased revenues, as well as improved gross margins across all markets. The decrease in net new orders was mixed among markets.

For the six months ended June 30, 2022, Southeast home sale revenues increased 17% when compared with the prior year period due to a 24% increase in average selling price partially offset by a 5% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings occurred across the majority of markets. Income before income taxes increased 69% primarily due to increased revenues, as well as improved gross margins across all markets. The decrease in net new orders was mixed among markets.

Florida

For the second quarter of 2022, Florida home sale revenues increased 27% when compared with the prior year period due to a 5% increase in closings combined with a 21% increase in average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 67% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2022, Florida home sale revenues increased 25% when compared with the prior year period due to a 3% increase in closings combined with a 21% increase in the average selling price. The increase in closings occurred across the majority of markets. The increase in average selling price occurred across all markets. Income before income taxes increased 64% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

Midwest

For the second quarter of 2022, Midwest home sale revenues increased 20% when compared with the prior year period due to a 9% increase in closings combined with a 10% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 22% primarily due to higher revenues and gross margins. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2022, Midwest home sale revenues increased 21% when compared with the prior year period due to a 10% increase in closings combined with a 10% increase in average selling price. The increase in closings and the increase in average selling price occurred across the majority of markets. Income before income taxes increased 22% primarily due to higher revenues and gross margins. Net new orders decreased across the majority of markets.

Texas

For the second quarter of 2022, Texas home sale revenues increased 21% when compared with the prior year period due to a 24% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings was mixed among markets. Income before income taxes increased 59% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2022, Texas home sale revenues increased 20% when compared with the prior year period due to a 23% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings was mixed among markets. Income before income taxes increased 45% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

West

For the second quarter of 2022, West home sale revenues increased 20% when compared with the prior year period due to a 19% increase in average selling price. The increase in average selling price occurred across all markets. Income before income taxes increased 42% primarily due to increased revenues and gross margins across the majority of markets. Net new orders decreased across all markets.

For the six months ended June 30, 2022, West home sale revenues increased 18% when compared with the prior year period due to a 19% increase in average selling price partially offset by a 1% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings occurred across the majority of markets. Income before income taxes increased 39% primarily due to increased revenues and gross margins across the majority of markets. Net new orders decreased across all markets.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Mortgage revenues	$58,082	(17)%	$70,227	$121,237	(24)%	$159,267
Title services revenues	19,762	13%	17,414	35,724	13%	31,747
Insurance brokerage commissions	4,931	46%	3,388	9,957	62%	6,136
Total Financial Services revenues	82,775	(9)%	91,029	166,918	(15)%	197,150
Expenses	(43,847)	9%	(40,411)	(87,333)	9%	(80,086)
Other income (expense), net	1,147	(a)	836	1,083	(a)	739
Income before income taxes	$40,075	(22)%	$51,454	$80,668	(32)%	$117,803
Total originations:
Loans	4,568	(14)%	5,296	8,625	(14)%	10,004
Principal	$1,754,715	(3)%	$1,811,523	$3,294,613	(2)%	$3,376,191

(a)Percentage not meaningful.

	Six Months Ended
	June 30,
	2022	2021
Supplemental data:
Capture rate	79.5%	86.9%
Average FICO score	748	751
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	21%
Other agency	73%	73%
Total agency	93%	94%
Non-agency	7%	6%
Total funded originations	100%	100%

Revenues

The demand for refinancing within the mortgage industry waned in 2021 and into 2022 as mortgage interest rates began to rise, which led to an increase in competition among lenders and lower margins per loan. As a result, total Financial Services revenues for the three and six months ended June 30, 2022 decreased 9% and 15%, respectively, compared with the same periods in 2021. The decreases occurred as the result of a decrease in the number of loans originated due to the lower capture rate combined with lower revenue per loan resulting from the competitive lending environment. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

Income before income taxes in the three and six months ended June 30, 2022 decreased 22% and 32% compared to the same periods in 2021, respectively, primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2022 was 24.5% and 24.4%, respectively, compared to 21.3% and 21.9%, respectively, for the same periods in 2021. The 2022 effective tax rates are higher than the 2021 effective tax rates for the same periods primarily due to the benefit of federal energy efficient home credits in 2021, which expired at December 31, 2021, and a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

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

At June 30, 2022, we had unrestricted cash and equivalents of $662.8 million, restricted cash balances of $69.3 million, and $903.0 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 20.8% at June 30, 2022, as compared with 21.3% at December 31, 2021.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The elongation of our production cycle has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. Within the next twelve months, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement prior to its maturity, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026.

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

Unsecured senior notes

We had $2.0 billion of unsecured senior notes outstanding at both June 30, 2022 and December 31, 2021 with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the six months ended June 30, 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $40.5 million and $40.2 million at June 30, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to three years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

In June 2022, we entered into the Third Amended and Restated Credit Agreement ("Revolving Credit Facility"), which replaced our previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, increased our borrowing capacity, and extended the maturity date from June 2023 to June 2027. The Revolving Credit Facility has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate ("SOFR") or a base rate plus an applicable margin, as defined therein. We had no borrowings outstanding at either June 30, 2022 or December 31, 2021, and $347.0 million and $298.8 million of letters of credit issued under the Revolving Credit Facility at June 30, 2022 and December 31, 2021, respectively.

The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2022, we were in compliance with all covenants. Our available and unused borrowings under the Revolving Credit Facility, net of outstanding letters of credit, amounted to $903.0 million and $701.2 million at June 30, 2022 and December 31, 2021, respectively.

Joint venture debt

At June 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $70.7 million of which $42.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

The Repurchase Agreement matures on July 28, 2022. The maximum aggregate commitment was $550.0 million at June 30, 2022, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $442.8 million and $626.1 million outstanding under the Repurchase Agreement at June 30, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

In the six months ended June 30, 2022, we declared cash dividends totaling $72.0 million and repurchased 17.4 million shares under our repurchase authorization for $794.2 million. In the six months ended June 30, 2021, we declared cash dividends totaling $74.1 million and repurchased 6.9 million shares under our repurchase authorization for $353.7 million. On January 31, 2022, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At June 30, 2022, we had remaining authorization to repurchase $663.3 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2022, we had outstanding letters of credit totaling $347.0 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.1 billion at June 30, 2022, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2022, these agreements had an aggregate remaining purchase price of $6.5 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At June 30, 2022, outstanding deposits totaled $291.9 million, of which $22.7 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of June 30, 2022 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the six months ended June 30, 2022 was $102.3 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The positive cash flow from operations for the six months ended June 30, 2022 was primarily due to net income of $1.1 billion along with a seasonal $393.4 million decrease in residential mortgage loans available for sale, offset by a net increase in inventories of $1.7 billion, which was primarily attributable to higher house inventory in production combined with investment in land inventory to support future growth. Reflecting the higher house inventory levels, we also experienced an increase in accounts payable.

Net cash provided by operating activities in the six months ended June 30, 2021 was $432.1 million. The positive cash flow from operations in six months ended June 30, 2021 was primarily due to our net income of $807.5 million, which included various non-cash items including a loss on debt retirement of $61.5 million, partially offset by a net increase in inventories of $632.6 million, which was primarily attributable to higher house inventory in production. Reflecting the higher house inventory levels, we also experienced an increase in accounts payable.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2022 was $123.1 million. These cash outflows primarily reflected a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group ("ICG"), $50.5 million of investments in unconsolidated entities as well as capital expenditures of $62.6 million related to our ongoing investments in new communities, facilities, and certain information technology applications.

Net cash used in investing activities in the six months ended June 30, 2021 was $47.4 million. These cash outflows in 2021 primarily reflected a $10.4 million deferred payment related to the 2020 acquisition of ICG, as well as capital expenditures of $31.5 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2022 totaled $1.1 billion. These cash outflows resulted primarily from the repurchase of 17.4 million common shares for $794.2 million under our share repurchase authorization, payments of $74.2 million in cash dividends, and net repayments of $183.3 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities in the six months ended June 30, 2021 totaled $1.3 billion. These cash outflows in 2021 resulted primarily from the repurchase of 6.9 million common shares for $353.7 million under our share repurchase authorization, repayments of debt totaling $797.4 million, payments of $74.9 million in cash dividends, and net repayments of

$59.2 million for borrowings under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors, our quarterly results for 2022 and 2021 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of June 30, 2022, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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
•such Guarantor intended to, or believed that it would, incur debts beyond its ability to pay as they mature; or
•such Guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against it, if the judgment is unsatisfied after final judgment.

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

Finally, as a court of equity, a bankruptcy court may subordinate the claims in respect of the guarantees to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of senior notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of senior notes, and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	June 30, 2022	December 31, 2021
Cash, cash equivalents, and restricted cash	$608,113	$1,598,328
House and land inventory	10,518,299	8,859,163
Amount due from Non-Guarantor Subsidiaries	—	278,531
Total assets	12,431,145	11,658,352

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$3,050,111	$2,788,465
Notes payable	2,030,112	2,029,044
Amount due to Non-Guarantor Subsidiaries	50,055	—
Total liabilities	5,251,531	4,986,491

	Six Months Ended
	June 30,
Summarized Statement of Operations Data	2022	2021
Revenues	$6,778,198	$5,726,823
Cost of revenues	4,747,604	4,231,460
Selling, general, and administrative expenses	641,500	539,275
Income before income taxes	1,356,409	875,942

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the six months ended June 30, 2022 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2022 ($000’s omitted):

	As of June 30, 2022 for the Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$5,204	$13,055	$22,274	$—	$500,000	$1,500,000	$2,040,533	$2,101,783
Average interest rate	—%	3.41%	5.09%	—%	5.50%	6.14%	5.94%

Variable rate debt (a)	$442,816	$—	$—	$—	$—	$—	$442,816	$442,816
Average interest rate	2.69%	—%	—%	—%	—%	—%	2.69%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2022.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; competition within the industries in which we operate; including as it relates to our ability to take pricing actions to offset rising expenses; the availability and cost of land and other raw materials used by us in our homebuilding operations; the impact of any changes to our strategy in responding to the cyclical nature of the industry, including any changes regarding our land positions and the levels of our land spend; the availability and cost of insurance covering risks associated with our businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws which could have a greater impact on our effective tax rate or the value of our deferred tax assets than we anticipate; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; our ability to generate sufficient cash flow in order to successfully implement our capital allocation priorities; required accounting changes; terrorist acts and other acts of war; the negative impact of the COVID-19 pandemic on our financial position and ability to continue our Homebuilding or Financial Services activities at normal levels or at all in impacted areas; the duration, effect and severity of the COVID-19 pandemic; the measures that governmental authorities take to address the COVID-19 pandemic which may precipitate or exacerbate one or more of the above-mentioned and/or other risks and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and other public filings with the Securities and Exchange Commission (the "SEC") for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2022 to April 30, 2022	2,616,453	$42.04	2,616,453	$847,573
May 1, 2022 to May 31, 2022	1,645,373	$42.55	1,645,373	$777,567
June 1, 2022 to June 30, 2022	2,838,253	$40.24	2,838,253	$663,343
Total	7,100,079	$41.44	7,100,079

(1)     In the six months ended June 30, 2022, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion on January 31, 2022. There is no expiration date for this program, under which $663.3 million remained as of June 30, 2022.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Amended and Restated By-Laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 6, 2022)

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

10	(a)
Third Amended and Restated Credit Agreement dated as of June 14, 2022 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on June 16, 2022)

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 26, 2022