Form 10-Q
period 2022-09-30
PULTEGROUP INC/MI/
filed 2022-10-25
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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
Number of common shares outstanding as of October 18, 2022: 227,819,724

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash and equivalents	$231,301	$1,779,088
Restricted cash	60,097	54,477
Total cash, cash equivalents, and restricted cash	291,398	1,833,565
House and land inventory	11,773,077	9,047,569
Land held for sale	36,997	29,276
Residential mortgage loans available-for-sale	438,205	947,139
Investments in unconsolidated entities	158,085	98,155
Other assets	1,266,360	1,110,966
Intangible assets	138,571	146,923
Deferred tax assets	109,151	139,038
	$14,211,844	$13,352,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$599,357	$621,168
Customer deposits	979,528	844,785
Deferred tax liabilities	179,141	165,519
Accrued and other liabilities	1,587,458	1,576,478
Financial Services debt	338,190	626,123
Revolving credit facility	319,000	—
Notes payable	2,045,167	2,029,043
	6,047,841	5,863,116
Shareholders' equity	8,164,003	7,489,515
	$14,211,844	$13,352,631

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Homebuilding
Home sale revenues	$3,840,449	$3,324,483	$10,720,364	$9,156,371
Land sale and other revenues	30,658	63,085	97,626	123,321
	3,871,107	3,387,568	10,817,990	9,279,692
Financial Services	72,709	91,482	239,627	288,632
Total revenues	3,943,816	3,479,050	11,057,617	9,568,324

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,685,596)	(2,443,074)	(7,498,027)	(6,754,204)
Land sale and other cost of revenues	(26,314)	(47,483)	(89,971)	(103,313)
	(2,711,910)	(2,490,557)	(7,587,998)	(6,857,517)

Financial Services expenses	(45,323)	(42,835)	(132,655)	(122,921)
Selling, general, and administrative expenses	(350,112)	(320,506)	(1,030,391)	(864,478)
Loss on debt retirement	—	—	—	(61,469)
Other expense, net	(25,194)	(4,750)	(30,830)	(8,011)
Income before income taxes	811,277	620,402	2,275,743	1,653,928
Income tax expense	(183,349)	(144,853)	(540,657)	(370,873)
Net income	$627,928	$475,549	$1,735,086	$1,283,055

Per share:
Basic earnings	$2.70	$1.83	$7.26	$4.86
Diluted earnings	$2.69	$1.82	$7.22	$4.85
Cash dividends declared	$0.15	$0.14	$0.45	$0.42

Number of shares used in calculation:
Basic	230,967	258,147	237,639	261,854
Effect of dilutive securities	1,333	752	1,240	668
Diluted	232,300	258,899	238,879	262,522

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$627,928	$475,549	$1,735,086	$1,283,055

Other comprehensive income, net of tax:
Change in value of derivatives	—	25	45	75
Other comprehensive income	—	25	45	75

Comprehensive income	$627,928	$475,574	$1,735,131	$1,283,130

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216
Share issuances	41	—	—	—	—	—
Dividends declared	—	—	—	—	(34,624)	(34,624)
Share repurchases	(4,379)	(44)	—	—	(180,402)	(180,446)
Cash paid for shares withheld for taxes	—	—	—	—	(711)	(711)
Share-based compensation	—	—	6,640	—	—	6,640
Net income	—	—	—	—	627,928	627,928
Shareholders' equity, September 30, 2022	228,232	$2,282	$3,325,790	$—	$4,835,931	$8,164,003

Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	675	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(106,650)	(106,650)
Share repurchases	(21,769)	(217)	—	—	(974,456)	(974,673)
Cash paid for shares withheld for taxes	—	—	—	—	(14,325)	(14,325)
Share-based compensation	—	—	28,975	—	—	28,975
Net income	—	—	—	—	1,735,086	1,735,086
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, September 30, 2022	228,232	$2,282	$3,325,790	$—	$4,835,931	$8,164,003

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2021	260,067	$2,600	$3,280,779	$(95)	$3,675,184	$6,958,468
Share issuances	1	—	—	—	—	—
Dividends declared	—	—	—	—	(36,166)	(36,166)
Share repurchases	(5,102)	(50)	—	—	(260,550)	(260,600)
Cash paid for shares withheld for taxes	—	—	—	—	(35)	(35)
Share-based compensation	—	—	4,511	—	—	4,511
Net income	—	—	—	—	475,549	475,549
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, September 30, 2021	254,966	$2,550	$3,285,290	$(70)	$3,853,982	$7,141,752

Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	518	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(110,305)	(110,305)
Share repurchases	(12,017)	(120)	—	—	(614,183)	(614,303)
Cash paid for shares withheld for taxes	—	—	—	—	(10,642)	(10,642)
Share-based compensation	—	—	19,691	—	—	19,691
Net income	—	—	—	—	1,283,055	1,283,055
Other comprehensive income	—	—	—	75	—	75
Shareholders' equity, September 30, 2021	254,966	$2,550	$3,285,290	$(70)	$3,853,982	$7,141,752

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,735,086	$1,283,055
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	43,485	12,842
Land-related charges	32,475	6,820
Loss on debt retirement	—	61,469
Depreciation and amortization	51,934	53,023
Share-based compensation expense	39,520	28,439
Other, net	(160)	(3,274)
Increase (decrease) in cash due to:
Inventories	(2,706,142)	(1,137,351)
Residential mortgage loans available-for-sale	507,861	(36,816)
Other assets	(127,173)	(114,879)
Accounts payable, accrued and other liabilities	119,189	394,897
Net cash provided by (used in) operating activities	(303,925)	548,225
Cash flows from investing activities:
Capital expenditures	(88,585)	(52,134)
Investments in unconsolidated entities	(58,154)	(35,812)
Distributions of capital from unconsolidated entities	3,413	11,500
Business acquisition	(10,400)	(10,400)
Other investing activities, net	(964)	378
Net cash used in investing activities	(154,690)	(86,468)
Cash flows from financing activities:
Repayments of notes payable	(4,856)	(797,395)
Borrowings under revolving credit facility	1,925,000	—
Repayments under revolving credit facility	(1,606,000)	—
Financial Services borrowings (repayments), net	(287,933)	64,684
Debt issuance costs	(11,167)	—
Stock option exercises	—	11
Share repurchases	(974,673)	(614,303)
Cash paid for shares withheld for taxes	(14,326)	(10,642)
Dividends paid	(109,597)	(111,696)
Net cash used in financing activities	(1,083,552)	(1,469,341)
Net decrease in cash, cash equivalents, and restricted cash	(1,542,167)	(1,007,584)
Cash, cash equivalents, and restricted cash at beginning of period	1,833,565	2,632,235
Cash, cash equivalents, and restricted cash at end of period	$291,398	$1,624,651

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$5,642	$16,483
Income taxes paid (refunded), net	$493,559	$335,487

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Write-offs of deposits and pre-acquisition costs	$(24,462)	$(3,567)	$(32,475)	$(6,801)
Amortization of intangible assets	(2,766)	(3,612)	(8,353)	(13,571)
Interest income	370	436	1,048	1,541
Interest expense	(65)	(115)	(216)	(387)
Equity in earnings of unconsolidated entities	446	604	2,390	5,620
Miscellaneous, net	1,283	1,504	6,776	5,587
Total other expense, net	$(25,194)	$(4,750)	$(30,830)	$(8,011)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $979.5 million and $844.8 million at September 30, 2022 and December 31, 2021, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $51.6 million and $44.3 million at September 30, 2022 and December 31, 2021, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$627,928	$475,549	$1,735,086	$1,283,055
Less: earnings distributed to participating securities	(202)	(296)	(635)	(887)
Less: undistributed earnings allocated to participating securities	(3,534)	(3,546)	(10,288)	(9,559)
Numerator for basic earnings per share	$624,192	$471,707	$1,724,163	$1,272,609
Add back: undistributed earnings allocated to participating securities	3,534	3,546	10,288	9,559
Less: undistributed earnings reallocated to participating securities	(3,508)	(3,536)	(10,218)	(9,535)
Numerator for diluted earnings per share	$624,218	$471,717	$1,724,233	$1,272,633

Denominator:
Basic shares outstanding	230,967	258,147	237,639	261,854
Effect of dilutive securities	1,333	752	1,240	668
Diluted shares outstanding	232,300	258,899	238,879	262,522

Earnings per share:
Basic	$2.70	$1.83	$7.26	$4.86
Diluted	$2.69	$1.82	$7.22	$4.85

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2022 and December 31, 2021, residential mortgage loans available-for-sale had an aggregate fair value of $438.2 million and $947.1 million, respectively, and an aggregate outstanding principal balance of $454.7 million and $924.5 million, respectively. Net gains from the sale of mortgages were $34.4 million and $58.4 million for the three months ended September 30, 2022 and 2021, respectively, and $131.9 million and $192.6 million for the nine months ended September 30, 2022 and 2021, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At September 30, 2022 and December 31, 2021, we had aggregate IRLCs of $1.3 billion and $337.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2022 and December 31, 2021, we had unexpired forward contracts of $1.5 billion and $903.0 million, respectively, and whole loan investor commitments of $270.9 million and $310.0 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2022		December 31, 2021
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$3,183	$23,457	$8,582	$33
Forward contracts	66,620	163	757	1,336
Whole loan commitments	1,300	35	384	4
	$71,103	$23,655	$9,723	$1,373

Mortgage interest rates in the United States increased significantly during the nine months ended September 30, 2022. Due to the time between entering contracts and the subsequent closing of the underlying homes and related mortgage loans with customers, the increase in rates has resulted in a significant decrease in the value of our IRLCs with generally offsetting increases in the value of our forward contracts and whole loan commitments.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At September 30, 2022 and December 31, 2021, we reported $215.9 million and $208.4 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of September 30, 2022.

New accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. We are currently evaluating the effect that such new guidance will have on our consolidated financial statements and related disclosures, but do not expect that the adoption will have a material impact on our consolidated financial statements or related disclosures.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2022	December 31, 2021
Homes under construction	$6,435,318	$4,225,309
Land under development	4,653,319	4,091,015
Raw land	684,440	731,245
	$11,773,077	$9,047,569

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest in inventory, beginning of period	$151,554	$185,433	$160,756	$193,409
Interest capitalized	33,235	31,707	96,156	97,809
Interest expensed	(41,120)	(41,897)	(113,243)	(115,975)
Interest in inventory, end of period	$143,669	$175,243	$143,669	$175,243

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. We recorded $24.5 million and $3.6 million of such charges during the three months ended September 30, 2022 and 2021, respectively, and $32.5 million and $6.8 million during the nine months ended September 30, 2022 and 2021, respectively.

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2022 or December 31, 2021 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2022 and December 31, 2021 ($000’s omitted):

	September 30, 2022		December 31, 2021
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$194,845	$2,361,581	$179,604	$2,329,187
Other land options	254,613	3,654,214	225,318	3,128,691
	$449,458	$6,015,795	$404,922	$5,457,878

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Northeast	$252,986	$273,261	$665,771	$735,602
Southeast	720,101	587,875	1,836,042	1,541,910
Florida	953,778	740,569	2,714,485	2,157,374
Midwest	562,891	505,012	1,569,332	1,337,416
Texas	588,423	412,568	1,608,459	1,256,983
West	792,928	868,283	2,423,901	2,250,407
	3,871,107	3,387,568	10,817,990	9,279,692
Financial Services	72,709	91,482	239,627	288,632
Consolidated revenues	$3,943,816	$3,479,050	$11,057,617	$9,568,324

Income (loss) before income taxes:
Northeast	$52,682	$53,410	$140,052	$132,604
Southeast	181,667	109,407	460,056	274,174
Florida	220,850	133,642	628,979	382,682
Midwest	79,168	72,537	230,419	196,205
Texas	133,404	71,062	351,253	221,099
West	149,001	173,137	468,873	403,039
Other homebuilding (a)	(33,009)	(41,432)	(112,070)	(122,317)
	783,763	571,763	2,167,562	1,487,486
Financial Services	27,514	48,639	108,181	166,442
Consolidated income before income taxes	$811,277	$620,402	$2,275,743	$1,653,928

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $56.6 million and a loss on debt retirement of $61.5 million in the nine months ended September 30, 2021 (see Note 8 and Note 4, respectively).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Land-related charges (a):
Northeast	$3,759	$223	$3,961	$357
Southeast	5,889	1,915	9,724	3,253
Florida	4,881	209	6,493	642
Midwest	1,677	477	2,780	969
Texas	2,794	141	3,328	932
West	5,462	602	6,189	667
Other homebuilding	—	—	—	—
	$24,462	$3,567	$32,475	$6,820

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

	Operating Data by Segment
	($000's omitted)
	September 30, 2022
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$419,660	$220,715	$50,689	$691,064	$779,447
Southeast	983,353	489,200	88,649	1,561,202	1,772,806
Florida	1,494,755	1,049,632	150,892	2,695,279	3,202,654
Midwest	712,962	592,427	25,570	1,330,959	1,468,414
Texas	832,674	659,635	127,291	1,619,600	1,786,814
West	1,947,389	1,319,823	229,116	3,496,328	3,860,637
Other homebuilding (a)	44,525	321,887	12,233	378,645	668,782
	6,435,318	4,653,319	684,440	11,773,077	13,539,554
Financial Services	—	—	—	—	672,290
	$6,435,318	$4,653,319	$684,440	$11,773,077	$14,211,844

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2022	December 31, 2021
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(10,061)	(11,142)
Total senior notes	$1,989,939	$1,988,858
Other notes payable	55,228	40,185
Notes payable	$2,045,167	$2,029,043
Estimated fair value	$2,000,378	$2,496,875

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

In the nine months ended September 30, 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $55.2 million and $40.2 million at September 30, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. Such notes payable issued to acquire land inventory totaled $19.9 million and $42.6 million in the nine months ended September 30, 2022 and 2021, respectively.

Revolving credit facility

In June 2022, we entered into the Third Amended and Restated Credit Agreement (the "Revolving Credit Facility"), which replaced our previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, increased our borrowing capacity, and extended the maturity date from June 2023 to June 2027. The Revolving Credit Facility has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2022, we were in compliance with all covenants.

At September 30, 2022, we had $319.0 million borrowings outstanding, $340.7 million of letters of credit issued, and $590.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2021, we had no borrowings outstanding, $298.8 million of letters of credit issued, and $701.2 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At September 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $70.7 million, of which $42.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on July 27, 2023. The maximum aggregate commitment was $655.0 million at September 30, 2022, which will increase to $800.0 million during the seasonally high borrowing period from December 27, 2022 to January 12, 2023. Thereafter, the maximum aggregate commitment ranges from $360.0 million to $500.0 million. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $338.2 million and $626.1 million outstanding under the Repurchase Agreement at September 30, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the nine months ended September 30, 2022, we declared cash dividends totaling $106.7 million and repurchased 21.8 million shares under our repurchase authorization for $974.7 million. In the nine months ended September 30, 2021, we declared cash dividends totaling $110.3 million and repurchased 12.0 million shares under our repurchase authorization for $614.3 million. On January 31, 2022, the Board of Directors increased our share repurchase authorization by $1.0 billion. At September 30, 2022, we had remaining authorization to repurchase $482.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the nine months ended September 30, 2022 and 2021,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
participants surrendered shares valued at $14.3 million and $10.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate in the three and nine months ended September 30, 2022 was 22.6% and 23.8%, respectively, compared to 23.3% and 22.4%, respectively, for the same periods in 2021. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits associated with federal energy efficient home credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law. Notably, the Inflation Reduction Act retroactively extended the federal energy efficient home credits to January 1, 2022. Income tax expense for the three and nine months ended September 30, 2022 includes a benefit of $20.7 million associated with the extension of the federal energy efficient home tax credits. The 2021 tax rate also reflects a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

At September 30, 2022 and December 31, 2021, we had net deferred tax liabilities of $70.0 million and $26.5 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $23.5 million and $22.5 million of gross unrecognized tax benefits at September 30, 2022 and December 31, 2021, respectively. Additionally, we had accrued interest and penalties of $3.8 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2022	December 31, 2021

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$438,205	$947,139
IRLCs	Level 2	(20,274)	8,549
Forward contracts	Level 2	66,457	(579)
Whole loan commitments	Level 2	1,265	380

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$291,398	$1,833,565
Financial Services debt	Level 2	338,190	626,123
Revolving credit facility	Level 2	319,000	—
Senior notes payable	Level 2	1,945,150	2,456,690
Other notes payable	Level 2	55,228	40,185

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion at both September 30, 2022 and December 31, 2021.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $340.7 million and $2.2 billion, respectively, at September 30, 2022 and $298.8 million and $1.8 billion, respectively, at December 31, 2021. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Warranty liabilities, beginning of period	$110,605	$87,759	$107,117	$82,744
Reserves provided	22,840	22,993	66,398	61,801
Payments	(23,137)	(19,346)	(65,466)	(53,150)
Other adjustments	24	317	2,283	328
Warranty liabilities, end of period	$110,332	$91,723	$110,332	$91,723

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

Our recorded reserves for all such claims totaled $679.3 million and $627.1 million at September 30, 2022 and December 31, 2021, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 70% of the total general liability reserves at both September 30, 2022 and December 31, 2021. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $56.6 million during the nine months ended September 30, 2021 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$652,686	$620,617	$627,067	$641,779
Reserves provided	31,134	21,569	74,676	64,018
Adjustments to previously recorded reserves	(2,169)	(1,349)	1,889	(56,567)
Payments, net (a)	(2,358)	(16,175)	(24,339)	(24,568)
Balance, end of period	$679,293	$624,662	$679,293	$624,662

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $49.2 million and $57.5 million at September 30, 2022 and December 31, 2021, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties. In addition, disputes between homebuilders and insurance carriers or third parties over coverage positions relating to construction defect claims are common. Resolution of claims involves the exchange of significant amounts of information and frequently involves legal action.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $69.3 million and $85.9 million at September 30, 2022, respectively, and $74.3 million and $92.7 million at December 31, 2021, respectively. In the three and nine months ended September 30, 2022, we recorded an additional $3.3 million and $7.5 million, respectively, of lease liabilities under operating leases, and $2.1 million and $15.2 million, respectively, in the comparable prior year periods. Payments on lease liabilities in the three and nine months ended September 30, 2022 totaled $5.0 million and $16.1 million, respectively, and $5.1 million and $15.6 million, respectively, in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and nine months ended September 30, 2022 our total lease expense was $14.3 million and $40.5 million, respectively, and $10.6 million and $31.2 million, respectively, in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $3.3 million and $7.7 million in the three and nine months ended September 30, 2022, respectively, and $1.6 million and $5.6 million, respectively, in the comparable prior year periods, as well as short-term lease costs of $5.2 million and $15.8 million in the three and nine months ended September 30, 2022, respectively and $3.7 million and $9.7 million, respectively, in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of September 30, 2022 were as follows ($000's omitted):

Years Ending December 31,
2022 (a)	$6,437
2023	24,807
2024	17,922
2025	12,657
2026	9,519
Thereafter	22,000
Total lease payments (b)	93,342
Less: Interest (c)	(7,476)
Present value of lease liabilities (d)	$85,866

(a)Remaining payments are for the three months ending December 31, 2022.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $2.0 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2022.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.2 years and 5.5%, respectively, at September 30, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our home sales revenues increased 16% and 17% for the three and nine months ended September 30, 2022 over the comparable prior year periods, respectively, while our gross margins increased 360 bps and 390 bps, respectively, over the same periods. These results were driven by increases in selling prices in response to robust consumer demand in 2021 and early 2022 when the majority of the homes closed in the three and nine months ended September 30, 2022 were placed under contract with the customers. However, the strength of new home demand has progressively declined during 2022 as the Federal Reserve increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher, impacting home affordability and consumer sentiment. These increases in interest rates, along with ongoing high inflation, disruptions related to the conflict in Ukraine, and other macroeconomic factors, have tempered new home demand in all of our markets. As a result, net new orders declined 28% and 23% in the three and nine months ended September 30, 2022, respectively, compared with the prior year periods. Our order backlog at September 30, 2022 remained high relative to historical levels, but decreased 11% and 5% in units from June 30, 2022 and December 31, 2021, respectively. These decreases in backlog were driven by the aforementioned lower new orders, combined with an increasing cancellation rate, which increased to 24% in the three months ended September 30, 2022, compared to 10% in the comparable prior year period.

Supply chain constraints that began after the onset of the COVID-19 pandemic have continued to limit the availability of certain materials and construction labor, which, combined with delays in municipal approvals and inspections, continue to pressure production cycle times of the homes we are constructing. The time required to construct a home was approximately seven weeks longer in the third quarter of 2022 as compared with the prior year period and approximately one week longer than the second quarter of 2022. The noted supply chain and labor issues have led to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. In 2021 and the first half of 2022, we were able to increase pricing to offset the majority of such cost increases, but pricing will be significantly more challenged in the near term given the lower demand for new homes.

In response to the significant shift in market conditions in 2022, we have slowed the pace of our housing starts, have increased sales incentives, and are taking additional pricing actions in many of our communities. We are updating the underwriting for each of our land option contracts prior to buying additional land and have recently made decisions to walk away from a number of land option agreements, which resulted in write-offs of deposits and pre-acquisition costs totaling $24.5 million in the three months ended September 30, 2022. We will be working with our trade partners to update the costs for materials, labor, and services to reflect current market conditions and will adjust our overhead cost structure as necessary to align with demand. We expect that the more challenging environment for new residential housing will continue through at least 2023 and will result in lower revenues and profitability during those periods. Despite these conditions, there remains a housing shortage across the United States, and we are confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income before income taxes:
Homebuilding	$783,763	$571,763	$2,167,562	$1,487,486
Financial Services	27,514	48,639	108,181	166,442
Income before income taxes	811,277	620,402	2,275,743	1,653,928
Income tax expense	(183,349)	(144,853)	(540,657)	(370,873)
Net income	$627,928	$475,549	$1,735,086	$1,283,055
Per share data - assuming dilution:
Net income	$2.69	$1.82	$7.22	$4.85
•Homebuilding income before income taxes in the three and nine months ended September 30, 2022 increased 37% and 46% compared with the same periods in 2021, respectively. The results are primarily the result of a significantly higher average selling price and gross margin partially offset by higher write-offs of land deposits and pre-acquisition costs. Results for the nine months ended September 30, 2021 also include insurance reserve reversals of $56.6 million and a loss on debt retirement of $61.5 million (see Note 8 and Note 4, respectively).
•Financial Services income before income taxes in the three and nine months ended September 30, 2022 decreased 43% and 35% compared to the same periods in 2021, respectively, primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.
•Our effective tax rate in the three and nine months ended September 30, 2022 was 22.6% and 23.8%, respectively, compared to 23.3% and 22.4%, respectively, for the same periods in 2021. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits associated with federal energy efficient home credits, while the 2021 tax rate also included a benefit associated with a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Home sale revenues	$3,840,449	16%	$3,324,483	$10,720,364	17%	$9,156,371
Land sale and other revenues	30,658	(51)%	63,085	97,626	(21)%	123,321
Total Homebuilding revenues	3,871,107	14%	3,387,568	10,817,990	17%	9,279,692
Home sale cost of revenues (a)	(2,685,596)	10%	(2,443,074)	(7,498,027)	11%	(6,754,204)
Land sale and other cost of revenues	(26,314)	(45)%	(47,483)	(89,971)	(13)%	(103,313)
Selling, general, and administrative expenses ("SG&A") (b)	(350,112)	9%	(320,506)	(1,030,391)	19%	(864,478)
Loss on debt retirement	—	—%	—	—	(c)	(61,469)
Other expense, net	(25,322)	434%	(4,742)	(32,039)	266%	(8,742)
Income before income taxes	$783,763	37%	$571,763	$2,167,562	46%	$1,487,486

Supplemental data:
Gross margin from home sales	30.1%	360 bps	26.5%	30.1%	390 bps	26.2%
SG&A as a percentage of home sale revenues	9.1%	(50) bps	9.6%	9.6%	20 bps	9.4%
Closings (units)	7,047	1%	7,007	20,263	—%	20,283
Average selling price	$545	15%	$474	$529	17%	$451
Net new orders (d):
Units	4,924	(28)%	6,796	19,313	(23)%	24,970
Dollars	$2,807,308	(26)%	$3,780,354	$11,442,579	(10)%	$12,668,805
Cancellation rate	24%		10%	15%		8%
Average active communities	823	7%	768	797	(1)%	804
Backlog at September 30:
Units				17,053	(14)%	19,845
Dollars				$10,581,026	3%	$10,305,614

(a)Includes the amortization of capitalized interest.
(b)Includes insurance reserve reversals of $56.6 million for the nine months ended September 30, 2021, (see Note 8).
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and nine months ended September 30, 2022 were higher than the prior year periods by $516.0 million and $1.6 billion, respectively. In the three months ended September 30, 2022, the 16% increase resulted from a 15% increase in average selling price combined with a 1% increase in closings. In the nine months ended September 30, 2022, the 17% increase resulted from a 17% increase in average selling price. The increases in average selling price reflected the impact of pricing actions taken in response to robust consumer demand in 2021 and early 2022 when the majority of the homes that closed were placed under contract with the customers, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price. The year-over-year increases in average selling price occurred in substantially all of our markets.

Home sale gross margins

Home sale gross margins were 30.1% in both the three and nine months ended September 30, 2022, compared to 26.5% and 26.2% in the three and nine months ended September 30, 2021, respectively. Gross margins reflected the robust consumer demand that existed in 2021 and early 2022 when the majority of the homes that closed were placed under contract with the customers combined with limited supplies of new and existing housing inventory. This resulted in a strong pricing environment, which allowed us to offset increases in house and land costs through pricing actions in the three and nine months ended September 30, 2022.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $4.3 million and $7.7 million for the three and nine months ended September 30, 2022, respectively, compared to $15.6 million and $20.0 million for the three and nine months ended September 30, 2021, respectively. Income in the three and nine months ended September 30, 2021 included a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years.

SG&A

SG&A as a percentage of home sale revenues was 9.1% and 9.6% in the three and nine months ended September 30, 2022, respectively, compared with 9.6% and 9.4% for the three and nine months ended September 30, 2021, respectively. The gross dollar amount of our SG&A increased $29.6 million, or 9%, for the three months ended September 30, 2022 compared to the prior year period, and increased $165.9 million, or 19%, for the nine months ended September 30, 2022 compared to the prior year period. The increases in gross dollars in 2022 resulted primarily from higher headcount and other overhead costs to support growth expectations and the increased number of homes in production, combined with insurance reserve reversals of $56.6 million recorded in the nine months ended September 30, 2021 (see Note 8).

Other expense, net
Other expense, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Write-offs of deposits and pre-acquisition costs	$(24,462)	$(3,567)	$(32,475)	$(6,801)
Amortization of intangible assets	(2,766)	(3,612)	(8,353)	(13,571)
Interest income	370	436	1,048	1,541
Interest expense	(65)	(115)	(216)	(387)
Equity in earnings of unconsolidated entities	446	604	2,390	5,620
Miscellaneous, net	1,155	1,512	5,567	4,856
Total other expense, net	$(25,322)	$(4,742)	$(32,039)	$(8,742)

Net new orders

Net new orders in units decreased 28% while net new orders in dollars decreased 26% in the three months ended September 30, 2022, as compared to the prior year period. Net new orders in units decreased 23% while net new orders in dollars decreased 10% for the nine months ended September 30, 2022 as compared with the prior year period. The decreases in net new order volume in 2022 are due primarily to reduced buyer demand, which began in the second quarter of 2022, particularly for homes that are estimated to close further out in time, as the market responded to increased affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. Contributing factors also include our lower average community count and Company actions to intentionally moderate sales pace earlier in 2022 in order to manage our large backlog of orders and supply chain challenges. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 24% and 15% for the three and nine months ended September 30, 2022, respectively, and 10% and 8% for the comparable periods in 2021, respectively. The increase in cancellation rate occurred primarily in the second and third quarters of 2022 due to a decrease in consumer confidence coupled with the aforementioned increases in mortgage interest rates. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 3% at September 30, 2022 compared with September 30, 2021, as the result of higher average selling prices and elongated production cycle times, partially offset by lower net new orders.

Homes in production

The following is a summary of our homes in production:

	September 30, 2022	September 30, 2021
Sold	14,854	15,676
Unsold
Under construction	7,656	3,017
Completed	500	109
	8,156	3,126
Models	1,272	1,212
Total	24,282	20,014

The number of homes in production at September 30, 2022 was 21% higher than at September 30, 2021. This increase is primarily attributable to a higher level of unsold homes, or speculative homes, under construction, which reflects our strategic decision to increase housing starts of speculative units in response to the noted supply chain challenges and to have product available that can close quickly for customers that are concerned about potentially higher mortgage interest rates. The higher cancellation rate in the three months ended September 30, 2022 also contributed to the increase in unsold inventory.

Controlled lots

The following is a summary of our lots under control at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,661	7,773	12,434	4,422	7,637	12,059
Southeast	17,106	27,929	45,035	15,604	28,887	44,491
Florida	28,989	33,625	62,614	27,654	32,240	59,894
Midwest	13,982	14,505	28,487	11,723	17,118	28,841
Texas	20,777	18,683	39,460	20,538	21,235	41,773
West	29,320	14,312	43,632	29,137	12,101	41,238
Total	114,835	116,827	231,662	109,078	119,218	228,296
	50%	50%	100%	48%	52%	100%

Developed (%)	41%	15%	28%	38%	13%	25%

While competition for well-positioned land is robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We also continue to seek to maintain a high percentage of our lots that are controlled via land option agreements, as such contracts enable us to defer acquiring properties until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. However, the percentage of lots controlled via land option agreements decreased in the three months ended September 30, 2022 as the result of our decision to terminate a number of pending transactions. The remaining purchase price under our land option agreements totaled $6.0 billion at September 30, 2022.

Homebuilding Segment Operations

As of September 30, 2022, we conducted our operations in over 40 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Home sale revenues:
Northeast	$252,760	(7)%	$273,206	$665,488	(10)%	$735,418
Southeast	718,506	22%	587,292	1,833,501	19%	1,539,928
Florida	931,369	32%	707,990	2,637,919	27%	2,072,344
Midwest	562,373	12%	504,273	1,566,379	18%	1,332,407
Texas	584,825	42%	412,201	1,598,873	27%	1,255,377
West	790,616	(6)%	839,521	2,418,204	9%	2,220,897
	$3,840,449	16%	$3,324,483	$10,720,364	17%	$9,156,371
Income (loss) before income taxes (a):
Northeast	$52,682	(1)%	$53,410	$140,052	6%	$132,604
Southeast	181,667	66%	109,407	460,056	68%	274,174
Florida	220,850	65%	133,642	628,979	64%	382,682
Midwest	79,168	9%	72,537	230,419	17%	196,205
Texas	133,404	88%	71,062	351,253	59%	221,099
West	149,001	(14)%	173,137	468,873	16%	403,039
Other homebuilding (b)	(33,009)	20%	(41,432)	(112,070)	8%	(122,317)
	$783,763	37%	$571,763	$2,167,562	46%	$1,487,486

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $56.6 million and a loss on debt retirement of $61.5 million in the nine months ended September 30, 2021 (see Note 8 and Note 4, respectively).

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Closings (units):
Northeast	378	(20)%	472	1,026	(20)%	1,286
Southeast	1,295	1%	1,278	3,406	(3)%	3,507
Florida	1,628	8%	1,502	4,840	5%	4,614
Midwest	1,104	(2)%	1,123	3,179	6%	3,004
Texas	1,431	12%	1,276	4,124	3%	4,020
West	1,211	(11)%	1,356	3,688	(4)%	3,852
	7,047	1%	7,007	20,263	—%	20,283

Average selling price:
Northeast	$669	16%	$579	$649	13%	$572
Southeast	555	21%	460	538	23%	439
Florida	572	21%	471	545	21%	449
Midwest	509	13%	449	493	11%	444
Texas	409	27%	323	388	24%	312
West	653	5%	619	656	14%	577
	$545	15%	$474	$529	17%	$451

Net new orders - units:
Northeast	237	(36)%	368	1,046	(28)%	1,451
Southeast	1,081	—%	1,085	3,716	(7)%	4,010
Florida	1,471	(20)%	1,844	4,898	(24)%	6,451
Midwest	655	(39)%	1,075	2,660	(32)%	3,936
Texas	979	(12)%	1,117	3,718	(17)%	4,468
West	501	(62)%	1,307	3,275	(30)%	4,654
	4,924	(28)%	6,796	19,313	(23)%	24,970

Net new orders - dollars:
Northeast	$165,018	(25)%	$221,016	$736,434	(15)%	$864,079
Southeast	599,621	2%	588,400	2,130,969	8%	1,966,434
Florida	911,099	(13)%	1,043,871	3,188,807	(4)%	3,308,173
Midwest	364,849	(32)%	538,621	1,442,207	(22)%	1,856,704
Texas	385,634	(17)%	463,727	1,551,534	(6)%	1,655,023
West	381,087	(59)%	924,719	2,392,628	(21)%	3,018,392
	$2,807,308	(26)%	$3,780,354	$11,442,579	(10)%	$12,668,805

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2022 vs. 2021	2021
Cancellation rates:
Northeast	13%	9%	9%		7%
Southeast	15%	6%	9%		6%
Florida	18%	8%	13%		7%
Midwest	14%	7%	11%		6%
Texas	33%	16%	22%		12%
West	48%	13%	23%		11%
	24%	10%	15%		8%

Unit backlog:
Northeast			808	(28)%	1,118
Southeast			2,786	(2)%	2,843
Florida			5,488	—%	5,491
Midwest			2,169	(31)%	3,131
Texas			2,693	(23)%	3,501
West			3,109	(17)%	3,761
			17,053	(14)%	19,845

Backlog dollars:
Northeast			$582,178	(16)%	$689,984
Southeast			1,660,331	14%	1,457,415
Florida			3,608,719	26%	2,863,695
Midwest			1,223,984	(19)%	1,514,932
Texas			1,254,262	(9)%	1,380,737
West			2,251,552	(6)%	2,398,851
			$10,581,026	3%	$10,305,614

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Land-related charges (a):
Northeast	$3,759	$223	$3,961	$357
Southeast	5,889	1,915	9,724	3,253
Florida	4,881	209	6,493	642
Midwest	1,677	477	2,780	969
Texas	2,794	141	3,328	932
West	5,462	602	6,189	667
Other homebuilding	—	—	—	—
	$24,462	$3,567	$32,475	$6,820
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.
Northeast

For the third quarter of 2022, Northeast home sale revenues decreased by 7% when compared with the prior year period due to a 20% decrease in closings partially offset by a 16% increase in average selling price. The decrease in closings and increase in average selling price occurred across all markets. Income before income taxes decreased 1% primarily due to the decrease in closings partially offset by increased average selling price and higher gross margins across the majority of markets. Net new orders decreased across all markets.

For the nine months ended September 30, 2022, Northeast home sale revenues decreased by 10% when compared with the prior year period due to a 20% decrease in closings partially offset by a 13% increase in average selling price. The decrease in closings was primarily due to the timing of projects in our Mid-Atlantic operations, while the increase in average selling price occurred across all markets. Income before income taxes increased 6% primarily due to higher gross margins across the majority of markets. Net new orders decreased across all markets.

Southeast

For the third quarter of 2022, Southeast home sale revenues increased 22% when compared with the prior year period due to a 21% increase in average selling price combined with a 1% increase in closings. The increase in average selling price occurred across all markets while the increase in closings occurred across the majority of markets. Income before income taxes increased 66% primarily due to increased revenues, as well as improved gross margins across all markets. The decrease in net new orders was mixed among markets.

For the nine months ended September 30, 2022, Southeast home sale revenues increased 19% when compared with the prior year period due to a 23% increase in average selling price partially offset by a 3% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings occurred across the majority of markets. Income before income taxes increased 68% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

Florida

For the third quarter of 2022, Florida home sale revenues increased 32% when compared with the prior year period due to a 21% increase in average selling price combined with an 8% increase in closings. The increase in average selling price occurred across all markets, while the increase in closings occurred across the majority of markets. Income before income taxes increased 65% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2022, Florida home sale revenues increased 27% when compared with the prior year period due to a 5% increase in closings combined with a 21% increase in the average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 64% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

Midwest

For the third quarter of 2022, Midwest home sale revenues increased 12% when compared with the prior year period due to a 13% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price occurred across all markets, while the decrease in closings occurred across the majority of markets. Income before income taxes increased 9% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across all markets.

For the nine months ended September 30, 2022, Midwest home sale revenues increased 18% when compared with the prior year period due to a 6% increase in closings combined with an 11% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 17% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Texas

For the third quarter of 2022, Texas home sale revenues increased 42% when compared with the prior year period due to a 27% increase in average selling price combined with a 12% increase in closings. The increase in average selling price occurred across all markets while the increase in closings occurred across the majority of markets. Income before income taxes increased 88% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2022, Texas home sale revenues increased 27% when compared with the prior year period due to a 24% increase in average selling price combined with a 3% increase in closings. The increase in average selling price occurred across all markets while the increase in closings was mixed among markets. Income before income taxes increased 59% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

West

For the third quarter of 2022, West home sale revenues decreased 6% when compared with the prior year period due to an 11% decrease in closings partially offset by a 5% increase in average selling price. The decrease in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes decreased 14% primarily due to decreased revenues and gross margins, which was mixed among markets. The prior year period also included gains of $12.9 million related to a land sale transaction in California. Net new orders decreased across all markets.

For the nine months ended September 30, 2022, West home sale revenues increased 9% when compared with the prior year period due to a 14% increase in average selling price partially offset by a 4% decrease in closings. The increase in average selling price occurred across all markets while the decrease in closings occurred across the majority of markets. Income before income taxes increased 16% primarily due to increased revenues and gross margins across the majority of markets. The prior year period also included gains of $12.9 million related to a land sale transaction in California. Net new orders decreased across all markets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2022 vs. 2021	2021	2022	2022 vs. 2021	2021
Mortgage revenues	$47,773	(33)%	$71,238	$169,009	(27)%	$230,505
Title services revenues	19,893	18%	16,818	55,617	15%	48,565
Insurance brokerage commissions	5,043	47%	3,426	15,001	57%	9,562
Total Financial Services revenues	72,709	(21)%	91,482	239,627	(17)%	288,632
Expenses	(45,323)	6%	(42,835)	(132,655)	8%	(122,921)
Other income (expense), net	128	(a)	(8)	1,209	(a)	731
Income before income taxes	$27,514	(43)%	$48,639	$108,181	(35)%	$166,442
Total originations:
Loans	4,369	(14)%	5,078	12,994	(14)%	15,082
Principal	$1,715,344	(5)%	$1,810,722	$5,009,957	(3)%	$5,186,913

(a)Percentage not meaningful.

	Nine Months Ended
	September 30,
	2022	2021
Supplemental data:
Capture rate	78.7%	86.1%
Average FICO score	748	751
Funded origination breakdown:
Government (FHA, VA, USDA)	19%	20%
Other agency	74%	73%
Total agency	93%	93%
Non-agency	7%	7%
Total funded originations	100%	100%

Revenues

The demand for refinancing within the mortgage industry waned in 2021 and into 2022 as mortgage interest rates began to rise, which led to an increase in competition among lenders and lower margins per loan. As a result, total Financial Services revenues for the three and nine months ended September 30, 2022 decreased 21% and 17%, respectively, compared with the same periods in 2021. The decreases occurred as the result of a decrease in the number of loans originated due to the lower capture rate combined with lower revenue per loan resulting from the competitive lending environment. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

Income before income taxes in the three and nine months ended September 30, 2022 decreased 43% and 35% compared to the same periods in 2021, respectively, primarily due to a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2022 was 22.6% and 23.8%, respectively, compared to 23.3% and 22.4%, respectively, for the same periods in 2021. The 2022 effective income tax rate for the three months ended September 30, 2022 was lower than the same period in 2021 due to the retroactive extension of the federal energy efficient home credits in the current year period. The 2022 effective income tax rate for the nine months ended September 30, 2022 was higher than the same period in 2021 due to a reduction in valuation allowances relating to projected utilization of certain state net operating loss carryforwards in 2021.

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

At September 30, 2022, we had unrestricted cash and equivalents of $231.3 million, restricted cash balances of $60.1 million, and $590.3 million available under our Revolving Credit Facility. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 22.5% at September 30, 2022, as compared with 21.3% at December 31, 2021.

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

Unsecured senior notes

We had $2.0 billion of unsecured senior notes outstanding at both September 30, 2022 and December 31, 2021 with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

In the nine months ended September 30, 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The retirement resulted in a loss of $61.5 million, which includes the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $55.2 million and $40.2 million at September 30, 2022 and December 31, 2021, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

In June 2022, we entered into the Third Amended and Restated Credit Agreement (the "Revolving Credit Facility"), which replaced our previous credit agreement. The Revolving Credit Facility contains substantially similar terms to the previous credit agreement, increased our borrowing capacity, and extended the maturity date from June 2023 to June 2027. The Revolving Credit Facility has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2022, we were in compliance with all covenants.

At September 30, 2022, we had $319.0 million borrowings outstanding, $340.7 million of letters of credit issued, and $590.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2021, we had no borrowings outstanding, $298.8 million of letters of credit issued, and $701.2 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At September 30, 2022, aggregate outstanding debt of unconsolidated joint ventures was $70.7 million of which $42.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains the Repurchase Agreement, which matures on July 27, 2023. The maximum aggregate commitment was $655.0 million at September 30, 2022, which will increase to $800.0 million during the seasonally high borrowing period from December 27, 2022 to January 12, 2023. Thereafter, the maximum aggregate commitment ranges from $360.0 million to $500.0 million. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $338.2 million and $626.1 million outstanding under the Repurchase Agreement at September 30, 2022 and December 31, 2021, respectively, and was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

In the nine months ended September 30, 2022, we declared cash dividends totaling $106.7 million and repurchased 21.8 million shares under our repurchase authorization for $974.7 million. In the nine months ended September 30, 2021, we declared cash dividends totaling $110.3 million and repurchased 12.0 million shares under our repurchase authorization for $614.3 million. On January 31, 2022, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At September 30, 2022, we had remaining authorization to repurchase $482.9 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2022, we had outstanding letters of credit totaling $340.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.2 billion at September 30, 2022, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2022, these agreements had an aggregate remaining purchase price of $6.0 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At September 30, 2022, outstanding deposits totaled $273.1 million, of which $17.2 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of September 30, 2022 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2022 was $303.9 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash outflows from operations for the nine months ended September 30, 2022 were primarily due to net income of $1.7 billion along with a seasonal $507.9 million decrease in residential mortgage loans available for sale, offset by a net increase in inventories of $2.7 billion, which was primarily attributable to higher house inventory in production resulting from a large order backlog, more unsold units, and extended production cycle times combined with investment in land inventory.

Net cash provided by operating activities in the nine months ended September 30, 2021 was $548.2 million. The positive cash flow from operations in nine months ended September 30, 2021 was primarily due to our net income of $1.3 billion, which included various non-cash items including a loss on debt retirement of $61.5 million, partially offset by a net increase in inventories of $1.1 billion, which was primarily attributable to higher house inventory in production resulting from higher sales activity and extended production cycle times combined with higher investment in land inventory to support future growth.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2022 was $154.7 million. These cash outflows primarily reflected a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group ("ICG"), $58.2 million of investments in unconsolidated entities, and capital expenditures of $88.6 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the nine months ended September 30, 2021 was $86.5 million. These cash outflows in 2021 primarily reflected a $10.4 million deferred payment related to ICG, $35.8 million of investments in unconsolidated entities, and capital expenditures of $52.1 million related to our ongoing investments in new communities and information technology applications. These outflows were partially offset by distributions from unconsolidated entities of $11.5 million.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2022 totaled $1.1 billion. These cash outflows resulted primarily from the repurchase of 21.8 million common shares for $974.7 million under our share repurchase authorization, payments of $109.6 million in cash dividends, and net repayments of $287.9 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale. These cash outflows were partially offset by net borrowings of $319.0 million under the Revolving Credit Facility.

Net cash used in financing activities in the nine months ended September 30, 2021 totaled $1.5 billion. These cash outflowsresulted primarily from the repurchase of 12.0 million common shares for $614.3 million under our share repurchase authorization, repayments of debt totaling $797.4 million, and payments of $111.7 million in cash dividends. These cash outflows were partially offset by net borrowings of $64.7 million under the Repurchase Agreement.

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

Supplemental Guarantor Financial Information

As of September 30, 2022, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and $319.0 million amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	September 30, 2022	December 31, 2021
Cash, cash equivalents, and restricted cash	$134,930	$1,598,328
House and land inventory	11,475,615	8,859,163
Amount due from Non-Guarantor Subsidiaries	56,535	278,531
Total assets	12,889,975	11,658,352

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,846,809	$2,788,465
Notes payable	2,045,167	2,029,044
Total liabilities	5,393,580	4,986,491

	Nine Months Ended
	September 30,
Summarized Statement of Operations Data	2022	2021
Revenues	$10,600,314	$9,035,505
Cost of revenues	7,412,687	6,664,370
Selling, general, and administrative expenses	971,786	852,397
Income before income taxes	2,143,273	1,427,182

Critical Accounting Estimates

While there have been no significant changes to our critical accounting estimates in the nine months ended September 30, 2022 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, the following provides updated disclosure regarding our inventory estimates:

Generally, a community must have projected gross margin percentages in the single digits in order to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized in the three months ended September 30, 2022 exceeded 30%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown or other factors that lead to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $449.5 million of deposits and pre-acquisition costs at September 30, 2022 related to option agreements to acquire additional land. In the event of an extended economic slowdown or moderate to significant decreases in new home prices, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2022 ($000’s omitted):

	As of September 30, 2022 for the Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$4,500	$16,341	$30,792	$—	$503,595	$1,500,000	$2,055,228	$2,000,378
Average interest rate	—%	3.13%	4.27%	—%	5.49%	6.14%	5.92%

Variable rate debt (a)	$338,190	$—	$—	$—	$—	$319,000	$657,190	$657,190
Average interest rate	4.03%	—%	—%	—%	—%	3.36%	3.71%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “should,” “will” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2022 to July 31, 2022	1,073,135	$43.29	1,073,135	$616,881
August 1, 2022 to August 31, 2022	952,441	$42.57	952,441	$576,339
September 1, 2022 to September 30, 2022	2,353,797	$39.70	2,353,797	$482,896
Total	4,379,373	$41.20	4,379,373

(1)     In the nine months ended September 30, 2022, participants surrendered 0.3 million shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion on January 31, 2022. There is no expiration date for this program, under which $482.9 million remained as of September 30, 2022.

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
Fourth Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 29, 2022)

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 7, 2022)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 25, 2022