Form 10-K
period 2022-12-31
PULTEGROUP INC/MI/
filed 2023-02-06
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2022, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $9,157,617,302. As of January 18, 2023, the registrant had 225,596,780 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.    BUSINESS

PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States ("U.S."), and our common shares are included in the S&P 500 Index and trade on the New York Stock Exchange under the ticker symbol "PHM". Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have financial services businesses, including mortgage banking, conducted principally through Pulte Mortgage LLC ("Pulte Mortgage"), title, and insurance brokerage operations.

Homebuilding, our core business, involves the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding generated 98% of our consolidated revenues of $16.2 billion in 2022, 97% of our consolidated revenues of $13.9 billion in 2021, and 97% of our consolidated revenues of $11.0 billion in 2020.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). These filings are available at the SEC’s website at www.sec.gov. Our internet website address is www.pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment Committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.
Homebuilding Operations

Our Homebuilding operations are geographically diverse within the U.S. During 2022, we operated out of an average of 810 active communities in 42 markets across 24 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West, we offer a wide variety of home designs with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2022, we delivered closings totaling 29,111 homes, compared with 28,894 homes in 2021 and 24,624 homes in 2020. Over our history, we have delivered nearly 800,000 homes.

We predominantly sell single-family detached homes, which represented 86% of our home closings in 2022, 84% in 2021, and 85% in 2020. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2022 ranged from approximately $150,000 to over $2,500,000, with 87% falling within the range of $250,000 to $750,000. The average unit selling price in 2022 was $542,000, compared with $463,000 in 2021, and $430,000 in 2020.

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
•Focus on maintaining an appropriate balance of built-to-order and speculative homes; and

•Manage the Company's capital consistent with our stated priorities: invest in the business, fund our dividend, and routinely return excess funds to shareholders through share repurchases, while maintaining a modest leverage profile.

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

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct roads and sewer and water systems in some areas. At December 31, 2022, we controlled 211,112 lots, of which 108,848 were owned and 102,264 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward lower average selling prices and higher density. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2022, 35%, 39%, and 26% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects an increase toward first-time buyers since 2021 consistent with our continued investment in serving first-time buyers.

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
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $7.7 billion (12,169 units) at December 31, 2022 and $9.9 billion (18,003 units) at December 31, 2021. This decrease in 2022 backlog compared to 2021 was primarily the result of lower new orders during 2022 combined with an increased cancellation rate. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2022, substantially all are scheduled to be closed during 2023, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, resin, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future. For example, labor shortages in certain of our markets have become more acute in recent years in response to industry growth and increased demand outpacing the growth of the residential construction labor pool. Additionally, the supply of certain building materials is limited and has been impacted by the combination of volatile consumer demand and disruptions in the global supply chain caused by the COVID-19 pandemic and major weather events at the point of manufacture of certain products. This volatility in demand, supply chain disruptions, and the consolidation of ownership of the source of supply for certain building materials combined to significantly increase the prices of those materials. As a result, during 2022, in all of our markets, we experienced supply chain constraints, increases in the prices of some building materials, and shortages of skilled labor. Increased costs or shortages of materials caused increases in construction costs and construction delays.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 5% of U.S. new home sales in 2022. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 62% of the homes we closed in 2022, and 73% in both 2021 and 2020. Other home closings are settled via either cash, which typically represent approximately 15% of home closings, or third party lenders.

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

Human Capital Resources

Workforce

At December 31, 2022, we employed 6,524 people, of which 1,027 were employed in our Financial Services operations. Of our homebuilding employees, 389 are involved in land acquisition and development functions, 2,513 are involved in construction and post-closing customer care functions; 1,261 are involved in the sales function; and 1,334 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

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

Recruitment and Retention

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 21 years and the average tenure of our homebuilding division presidents is 17 years.

Information About Our Executive Officers

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	48	President and Chief Executive Officer	2012
John J. Chadwick	61	Executive Vice President	2019
Robert T. O'Shaughnessy	57	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	55	Executive Vice President, General Counsel and Corporate Secretary	2017
Michelle Hairston	46	Senior Vice President, Human Resources	2018
Brien P. O'Meara	50	Vice President and Controller	2020
The following is a brief account of the business experience of each officer during the past five years:
Mr. Marshall was appointed Chief Executive Officer in September 2016.
Mr. Chadwick was appointed Executive Vice President and Chief Operating Officer in April 2019 and previously held the position of Area President over various geographical markets since 2012. In October 2022, Mr. Chadwick notified the Company of his intent to retire in April 2023. Effective January 1, 2023, Mr. Chadwick transitioned to the role of Executive Vice President.

Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011.

Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017.

Ms. Hairston was appointed Senior Vice President, Human Resources in April 2018 and previously held various Area and corporate human resources leadership positions since 2009.
Mr. O'Meara was appointed Vice President and Controller in February 2017.
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

Risks Associated With Our Industry

Increases in interest rates, reductions in mortgage availability, or other increases in the effective costs of owning a home have prevented potential customers from buying our homes and adversely affected our business and financial results.

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Mortgage interest rates in recent years have been at or near historic lows, thereby making new homes more affordable. Increases in interest rates can adversely affect the market for new homes, as potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. For example, beginning in the second quarter of 2022, we experienced lower than expected signups and traffic among all buyer groups as mortgage rates increased in response to the Federal Reserve's increases to the federal funds rate through 2022 as part of their effort to reduce inflation. This resultant slowdown in signups and traffic was more pronounced during the second half of 2022 as the Federal Reserve's rate hikes resulted in mortgage rates reaching their highest levels since 2008. Ongoing volatility in interest rates may continue to negatively impact our operations and financial results.

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

The homebuilding industry is cyclical and deteriorations in industry conditions or downward changes in general economic or other business conditions have historically affected our business and financial results and could do so in the future.

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas and result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a significant decrease in our revenues and earnings that could materially and adversely affect our financial condition.

For example, beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets, and some aspects of the housing industry have yet to return to pre-2007 production levels. As noted previously, historically high inflation, increased interest rates and overall economic conditions in 2022 have impacted the affordability of our homes and consumer sentiment resulting in a significant slowdown in our business and impacts to our financial results. It is uncertain how long these current economic conditions, or the associated impacts on our business and financial results, will continue.

Inflation has resulted in increased costs that we may not be able to recoup.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which recently have had a negative impact on demand for our homes. In an inflationary environment like the one we are currently experiencing, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of consumers who can afford to purchase one of our homes. We are currently experiencing heightened labor and materials prices which have resulted primarily from increased demand and inflationary monetary policy stemming from the onset of the COVID-19 pandemic in early 2020. Although these prices tempered during the second half of 2022, if the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for homes to offset these increased costs in the future, which would adversely impact our results of operations and cash flows.

Supply shortages and other risks related to the demand for skilled labor and building materials have and could continue to increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor. Labor shortages, which began after the onset of the COVID-19 pandemic, have continued to limit the availability of certain materials and construction labor. Additionally, the supply of certain building materials, especially lumber, wood-based materials such as roof and floor trusses and oriented strand boards, steel, resin, concrete, copper, and petroleum-based materials, is limited and has been impacted by the combination of strong consumer demand, disruptions in the global supply chain caused by the COVID-19 pandemic, and major weather events at the point of manufacture of certain products. These factors, along with the consolidation of ownership of the source of supply for certain building materials, have resulted in significant increases to the prices of those materials. Increased costs and shortages of labor and materials have caused increases in construction costs, and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

The market value of land can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. If market conditions were to deteriorate in the future, we could elect not to execute additional options and again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and materially and adversely affect our earnings and our shareholders' equity.

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

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. For instance, in 2022, Hurricane Ian caused significant disruptions in Florida but did not result in a material impact to our results of operations. In addition, the increased prevalence of forest fires in recent years in our western markets has caused disruptions to our sales operations and development delays. Significant weather events have contributed to plant closures and transportation delays that have exacerbated stress on our supply chain. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

The impact of climate change and climate change or other governmental regulation may adversely impact our business.

In addition to more frequent extreme weather events, global climate change can also impact our operations through extensive governmental policy developments and shifts in consumer sentiment which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. For instance, the requirement to modify our home designs mandated by upgraded building codes or recommended practices given a region’s particular exposure to climate conditions can increase our costs, which we may not be able to recoup by increasing the price of our homes. Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are also likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations. For example, as the risk of flooding in coastal and other flood prone areas increases or the results of climate change result in water scarcity, local governments may increase the requirements on new home builders for zoning approvals and restrict areas where new homes may be built, resulting in increased development costs and greater competition for more desirable land parcels. In addition, as local governmental authorities and utilities are required to spend increasing amounts of their resources responding to and remediating weather and climate related events, their ability to provide approvals and service to new housing communities may be impaired.

Risks Related to our Business Model and Capital Structure

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2022, we had cash, cash equivalents, and restricted cash of $1.1 billion as well as $946.6 million available under our revolving credit facility ("Revolving Credit Facility"). However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity is our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2022, we had outstanding letters of credit and surety bonds totaling $303.4 million and $2.2 billion, respectively.

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

As of December 31, 2022, we had deferred tax assets of $113.2 million, against which we provided a valuation allowance of $30.9 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Our ability to utilize net operating losses (“NOLs”) and other tax attributes to offset our future taxable income or income tax would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”).

An "ownership change" under Section 382 of the IRC would establish an annual limitation to the amount of NOLs and other tax attributes we could utilize to offset our taxable income or income tax in any single year. The application of these limitations might prevent full utilization of the deferred tax assets. To preserve our ability to utilize NOLs and other tax attributes in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Our shareholder rights plan, as amended, expires June 1, 2025, unless our Board of Directors and shareholders approve an amendment to extend the term prior thereto. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382. In addition, our shareholder rights plan may adversely affect the marketability of our common stock, because any non-exempt third party that acquires shares of our common stock in excess of the applicable threshold would suffer substantial dilution of its ownership interest.

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

General Risk Factors

Information technology failures or data security breaches could harm our business and result in substantial costs.

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

Breaches of our computer or data systems, including those operated by third parties on our behalf, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, customers and business partners, requiring us to incur significant expense to address and resolve. The misappropriation and/or release of confidential information may also lead to legal or regulatory proceedings against us by affected individuals and the outcome of such proceedings could include penalties or fines and require us to incur significant costs to remediate or otherwise resolve. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time.

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

Our business has been materially and adversely disrupted by the ongoing outbreak and worldwide spread of COVID-19 and could be materially and adversely disrupted by another epidemic or pandemic like COVID-19, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

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

For instance, in 2020, the World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time. These restrictions had an adverse impact on our business beginning in the spring of 2020. As effective treatment and mitigation measures for COVID-19 advanced, economic activity gradually resumed and demand for new homes improved significantly. The effects of the pandemic on economic activity, combined with the strong demand for new homes, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages. These conditions caused our construction cycles to lengthen and while our business is now fully functioning, some of those conditions continue to impact our operations and financial performance.

There is continuing uncertainty regarding how long COVID-19 and its resultant effect on the economy will continue to impact our supply chain and operations. Our operational and financial performance could be impacted by a resurgence in the pandemic and any containment or mitigation measures put in place as a result of the resurgence, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 or any of its variants continues to have a significant negative impact on the economy, or if a new pandemic emerges, our results of operations and financial condition could be adversely impacted.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 1500, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Englewood, Colorado. We also maintain various support functions in leased facilities in Tempe, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their daily operations. In total across our organization, we lease approximately 1.6 million square feet of office space. The Company considers its properties suitable and adequate for its current business operations.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 18, 2023, there were 2,001 shareholders of record.

In December 2022, our Board of Directors approved a quarterly cash dividend of $0.16 per common share, payable on January 3, 2023, to shareholders of record on December 14, 2022. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, capital requirements and liquidity, cash flows, and financial conditions.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2022 to October 31, 2022	796,762	$39.09	796,762	$451,750	(2)
November 1, 2022 to November 30, 2022	830,203	41.42	830,203	$417,360	(2)
December 1, 2022 to December 31, 2022	765,060	45.05	765,060	$382,896	(2)
Total	2,392,025	$41.81	2,392,025

(1)During 2022, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)The Board of Directors approved a share repurchase authorization increase of $1.0 billion on January 31, 2022. There is no expiration date for this program, under which $382.9 million remained available as of December 31, 2022. During 2022, we repurchased 24.2 million shares for a total of $1.1 billion under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2018, 2019, 2020, 2021, and 2022, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2022

Comparison of Cumulative Total Return Assuming $100 Investment as of 12/31/2017

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2017
2018
2019
2020
2021
2022
PULTEGROUP, INC.
S&P 500 Index - Total Return
Dow Jones U.S. Select Home Construction Index

	2017	2018	2019	2020	2021	2022
PULTEGROUP, INC.	$100.00	$79.24	$119.91	$135.08	$181.06	$146.27
S&P 500 Index - Total Return	100.00	95.62	125.72	148.85	191.58	156.88
Dow Jones U.S. Select Home Construction Index	100.00	69.27	103.63	131.60	197.10	146.02
* Assumes $100 invested on December 31, 2017, and the reinvestment of dividends.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our home sales revenues increased 18% in 2022 compared to 2021, while our gross margins increased 330 bps. These results were driven by increases in selling prices in response to robust consumer demand in 2021 and early 2022, when the majority of the homes closed in 2022 were placed under contract with customers. However, the strength of new home demand rapidly declined starting in the second quarter of 2022 as the Federal Reserve increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher, impacting home affordability and consumer sentiment. These increases in interest rates, along with ongoing high inflation, waning consumer confidence, and other macroeconomic factors, have tempered new home demand in all of our markets. As a result, net new orders declined 27% for the year ended 2022 compared to 2021. This decline was concentrated in the back half of the year, with net new orders declining 28% and 41% in the third and fourth quarters, respectively, compared with the same periods in 2021. As a result, our order backlog in units decreased 32% from December 31, 2021 to December 31, 2022. In addition to lower new orders, our order cancellation rate also increased significantly in the second half of 2022, ending the year with a fourth quarter cancellation rate of 32% compared with 11% in the fourth quarter of 2021.

Supply chain constraints that began after the onset of the COVID-19 pandemic have continued to limit the availability of certain materials and construction labor, which, combined with delays in municipal approvals and inspections, continue to pressure production cycle times of the homes we are constructing. The time required to construct a home was approximately two months longer in 2022 compared with 2021. The noted supply chain and labor issues have led to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. For example, lumber experienced heightened volatility during 2022, evidenced by a nearly 75% decrease from its early 2022 peak to its price on December 31, 2022. Despite these challenges, pricing remained elevated in 2022 overall as average selling prices increased 17% compared to 2021. In 2021 and the first half of 2022, we were able to increase pricing to offset the majority of such cost increases, but pricing may be significantly more challenged in the near term given the lower demand for new homes.

In response to the significant shift in market conditions in 2022, we have slowed the pace of our housing starts, have increased sales incentives, and are taking additional pricing actions in the majority of our communities. We are updating the underwriting for each of our land option contracts prior to buying additional land and have made decisions in recent months to terminate a number of land option agreements, which resulted in write-offs of deposits and pre-acquisition costs totaling $63.6 million in 2022. We plan to work with our trade partners to update the costs for materials, labor, and services to reflect current market conditions and will adjust our overhead cost structure as necessary to align with demand.

Despite these challenges, we remain focused on taking a measured approach to our capital allocation strategy in response to the current operating environment. Accordingly, we are focused on protecting liquidity and closely managing our cash flows, including the following planned actions:

–Limiting our investment in land acquisition and development spend in 2023;
–Updating the underwriting on each of our land option contracts prior to buying additional land;
–Continuing our focus on increasing our lot optionality within our land pipeline for increased flexibility;
–Maintaining a sufficient level of spec inventory in response to buyer preference to close in 30 to 90 days;
–Taking a more opportunistic approach to share buybacks; and
–Maintaining ample liquidity.

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

The following tables and related discussion set forth key operating and financial data for our Homebuilding and Financial Services operations as of and for the fiscal years ended December 31, 2022 and 2021. For similar operating and financial data and discussion of our fiscal 2021 results compared to our fiscal 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 7, 2022.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2022	2021
Income before income taxes:
Homebuilding	$3,307,328	$2,288,128
Financial Services	132,230	221,717
Income before income taxes	3,439,558	2,509,845
Income tax expense	(822,241)	(563,525)
Net income	$2,617,317	$1,946,320
Per share data - assuming dilution:
Net income	$11.01	$7.43

•Homebuilding income before income taxes increased 45% in 2022, primarily as the result of a 17% higher average selling price combined with a 330 bps increase in gross margin due to the robust consumer demand environment in 2021 and early 2022 when the majority of the homes closed in 2022 were placed under contract with the customers.

•Financial Services income before income taxes decreased 40% in 2022 compared with 2021 primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.

•Our effective income tax rate was 23.9% and 22.5% for 2022 and 2021, respectively. The higher effective tax rate in 2022 was primarily due to changes in valuation allowances relating to projected utilization of certain state net operating loss carryforwards (see Note 8).

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2022	FY 2022 vs. FY 2021	2021
Home sale revenues	$15,774,135	18%	$13,376,812
Land sale and other revenues	143,144	(11)%	160,538
Total Homebuilding revenues	15,917,279	18%	13,537,350
Home sale cost of revenues (a)	(11,093,895)	13%	(9,841,961)
Land sale and other cost of revenues	(119,906)	(11)%	(134,013)
Selling, general, and administrative expenses ("SG&A")	(1,381,222)	14%	(1,208,698)
Loss on debt retirement	—	(b)	(61,469)
Other expense, net (c)	(14,928)	(b)	(3,081)
Income before income taxes	$3,307,328	45%	$2,288,128
Supplemental data:
Gross margin from home sales (a)	29.7%	330 bps	26.4%
SG&A % of home sale revenues	8.8%	(20) bps	9.0%
Closings (units)	29,111	1%	28,894
Average selling price	$542	17%	$463
Net new orders:
Units	23,277	(27)%	31,739
Dollars	$13,589,392	(17)%	$16,442,441
Cancellation rate	19%		9%
Average active communities	810	1%	799
Backlog at December 31:
Units	12,169	(32)%	18,003
Dollars	$7,674,068	(22)%	$9,858,811

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)See "Other expense, net" for a table summarizing significant items (see Note 1).

Home sale revenues

Home sale revenues for 2022 were higher than 2021 by $2.4 billion, or 18%. The increase was attributable to a 17% increase in average selling price combined with a 1% increase in closings. The increase in average selling price reflects the impact of pricing actions taken in response to robust consumer demand in 2021 and early 2022 when the majority of the homes that closed in 2022 were placed under contract with customers, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price. The year-over-year increase in average selling price occurred in substantially all of our markets.

Home sale gross margins

Home sale gross margins were 29.7% in 2022, compared with 26.4% in 2021. Gross margins remained strong in both 2022 and 2021 relative to historical levels. Gross margins reflect the robust consumer demand that existed in 2021 and early 2022 when the majority of the homes that closed were placed under contract with customers, combined with limited supplies of new and existing housing inventory. This resulted in a strong pricing environment, which allowed us to offset increases in house and land costs through pricing actions in 2022.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $23.2 million and $26.5 million in 2022 and 2021, respectively. Income in 2021 included a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years.

SG&A

SG&A as a percentage of home sale revenues was 8.8% and 9.0% in 2022 and 2021, respectively. The gross dollar amount of our SG&A increased $172.5 million, or 14%, in 2022 compared with 2021. This increase resulted primarily from higher sales commissions expense due to the higher revenues, increased headcount, and other overhead costs to support the increased number of homes in production. These results also reflect insurance reserve reversals of $65.0 million and $81.1 million in 2022 and 2021, respectively, based on favorable claims experience in recent years relative to historical expectations.

Other expense, net

Other expense, net includes the following ($000’s omitted):

	2022	2021
Write-offs of deposits and pre-acquisition costs (Note 2)	$(63,559)	$(12,283)
Amortization of intangible assets (Note 1)	(11,118)	(16,502)
Interest income	1,971	1,953
Interest expense	(284)	(502)
Equity in earnings of unconsolidated entities (Note 4)	50,680	17,200
Miscellaneous, net	7,382	7,053
Total other expense, net	$(14,928)	$(3,081)

The higher write-offs of deposits and pre-acquisition costs in 2022 occurred primarily in the second half of 2022 as we made decisions to terminate a number of land option agreements due to the aforementioned lower consumer demand in recent months. Equity in earnings of unconsolidated entities reflects our share of earnings from joint ventures and other investments with independent third parties, and varies between periods based on the performance of the underlying investments. The 2022 results included a gain of $49.1 million related to a property sale in an unconsolidated entity in Northern California.

Net new orders

Net new orders in units decreased 27% in 2022 compared with 2021, while net new orders in dollars decreased by 17% compared with 2021. The lower new order volume began in mid-2022 as the market responded to increased affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. Likewise, the annual cancellation rate (canceled orders for the period divided by gross new orders for the period) increased significantly to 19% in 2022 compared to 9% in 2021, including a fourth quarter cancellation rate of 32% compared with 11% in the fourth quarter of 2021. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 22% in 2022 compared with 2021 as the result of the lower net new orders.

Homes in production

The following is a summary of our homes in production at December 31, 2022 and 2021:

	2022	2021
Sold	10,247	14,228
Unsold
Under construction	6,874	4,105
Completed	982	90
	7,856	4,195
Models	1,298	1,275
Total	19,401	19,698

The number of homes in production at December 31, 2022 was 2% lower compared to December 31, 2021. This decrease is primarily attributable to the lower number of sold homes as a result of decreased new orders and higher cancellations. This decrease was partially offset by a higher level of unsold homes, or speculative homes, under construction, which reflects our strategic decision to increase housing starts of speculative units in response to the noted supply chain challenges and to have product available that can close quickly for customers that are concerned about potentially higher mortgage interest rates. The higher cancellation rate in 2022 also contributed to the increase in unsold inventory.

Controlled lots

The following is a summary of our lots under control at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,295	7,502	11,797	4,422	7,637	12,059
Southeast	16,692	23,433	40,125	15,604	28,887	44,491
Florida	26,413	29,667	56,080	27,654	32,240	59,894
Midwest	12,923	13,128	26,051	11,723	17,118	28,841
Texas	20,197	14,438	34,635	20,538	21,235	41,773
West	28,328	14,096	42,424	29,137	12,101	41,238
Total	108,848	102,264	211,112	109,078	119,218	228,296
	52%	48%	100%	48%	52%	100%

Developed (%)	43%	16%	30%	38%	13%	25%

While competition for well-positioned land remains robust, we continue to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We also continue to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. However, the percentage of lots controlled via land option agreements decreased in 2022 as the result of our decision to terminate a number of pending transactions. The remaining purchase price under our land option agreements totaled $5.4 billion at December 31, 2022.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2022, we conducted our operations in 42 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2022	FY 2022 vs. FY 2021	2021
Home sale revenues:
Northeast	$1,076,710	(4)%	$1,127,182
Southeast	2,792,324	25%	2,231,002
Florida	3,867,855	27%	3,040,360
Midwest	2,314,600	17%	1,971,593
Texas	2,227,379	24%	1,800,767
West	3,495,267	9%	3,205,908
	$15,774,135	18%	$13,376,812
Income before income taxes (a):
Northeast	$244,233	13%	$215,193
Southeast	692,279	66%	417,880
Florida	939,034	60%	585,680
Midwest	363,028	26%	287,956
Texas	465,461	44%	322,979
West (b)	687,403	16%	592,845
Other homebuilding (c)	(84,110)	37%	(134,405)
	$3,307,328	45%	$2,288,128
Closings (units):
Northeast	1,614	(18)%	1,963
Southeast	5,105	3%	4,956
Florida	6,928	4%	6,640
Midwest	4,579	4%	4,397
Texas	5,692	1%	5,617
West	5,193	(2)%	5,321
	29,111	1%	$28,894
Average selling price:
Northeast	$667	16%	$574
Southeast	547	22%	450
Florida	558	22%	458
Midwest	505	13%	448
Texas	391	22%	321
West	673	12%	603
	$542	17%	$463

(a)Includes land-related charges as summarized in the following land-related charges table (see Notes 2 and 3).
(b)West includes a gain of $49.1 million related to a property sale in an unconsolidated entity in Northern California.
(c)    Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also includes: insurance reserve reversals of $65.0 million and $81.1 million in 2022 and 2021, respectively (see Note 11), and a loss on debt retirement of $61.5 million in 2021 (see Note 5).

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2022	FY 2022 vs. FY 2021	2021
Net new orders - units:
Northeast	1,300	(28)%	1,798
Southeast	4,535	(11)%	5,092
Florida	6,139	(27)%	8,416
Midwest	3,241	(34)%	4,886
Texas	4,382	(23)%	5,663
West	3,680	(37)%	5,884
	23,277	(27)%	31,739
Net new orders - dollars:
Northeast	$908,136	(16)%	$1,077,091
Southeast	2,561,279	—%	2,562,954
Florida	3,941,197	(12)%	4,470,326
Midwest	1,753,351	(25)%	2,329,112
Texas	1,779,578	(16)%	2,121,278
West	2,645,851	(32)%	3,881,680
	$13,589,392	(17)%	$16,442,441
Cancellation rates:
Northeast	11%		7%
Southeast	12%		6%
Florida	15%		8%
Midwest	12%		7%
Texas	26%		13%
West	30%		11%
	19%		9%
Unit backlog:
Northeast	474	(40)%	788
Southeast	1,906	(23)%	2,476
Florida	4,641	(15)%	5,430
Midwest	1,350	(50)%	2,688
Texas	1,789	(42)%	3,099
West	2,009	(43)%	3,522
	12,169	(32)%	18,003
Backlog dollars:
Northeast	$342,658	(33)%	$511,231
Southeast	1,131,817	(17)%	1,362,863
Florida	3,131,174	2%	3,057,832
Midwest	786,905	(42)%	1,348,155
Texas	853,801	(34)%	1,301,602
West	1,427,713	(37)%	2,277,128
	$7,674,068	(22)%	$9,858,811

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2022	2021
Land-related charges*:
Northeast	$4,597	$1,433
Southeast	18,381	5,365
Florida	13,515	1,088
Midwest	6,517	2,150
Texas	6,745	1,357
West	16,406	909
Other homebuilding	495	—
	$66,656	$12,302

*    Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2022, Northeast home sale revenues decreased 4% compared with 2021 due to an 18% decrease in closings partially offset by a 16% increase in average selling price. The decrease in closings and increase in average selling price occurred across all markets. Income before income taxes increased 13% primarily due to improved gross margins across the majority of markets. Net new orders decreased across all markets.

Southeast:

For 2022, Southeast home sale revenues increased 25% compared with 2021 due to a 3% increase in closings combined with a 22% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 66% primarily due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across all markets.

Florida:

For 2022, Florida home sale revenues increased 27% compared with 2021 due to a 4% increase in closings combined with a 22% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 60% due to increased revenues, as well as improved gross margins across all markets. Net new orders decreased across the majority of markets.

Midwest:

For 2022, Midwest home sale revenues increased 17% compared with 2021 due to a 4% increase in closings combined with a 13% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 26% primarily due to increased revenues, as well as improved gross margins across substantially all markets. Net new orders decreased across all markets.

Texas:

For 2022, Texas home sale revenues increased 24% compared with 2021 due to a 1% increase in closings combined with a 22% increase in the average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 44% primarily due to increased revenues, as well as improved gross margins across substantially all markets. Net new orders decreased across the majority of markets.

West:

For 2022, West home sale revenues increased 9% compared with 2021 primarily due to a 12% increase in the average selling price partially offset by a 2% decrease in closings. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 16% primarily due to increased revenues, as well as improved gross margins, which were mixed among markets. Results for 2022 included a gain of $49.1 million related to a property sale in an unconsolidated entity in Northern California, while the 2021 results included a gain of $12.9 million related to a land sale transaction in California that had been in the entitlement process for a number of years. Net new orders decreased across all markets.

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

	Years Ended December 31,
	2022	FY 2022 vs. FY 2021	2021
Mortgage revenues	$206,932	(32)%	$304,287
Title services revenues	80,198	14%	70,084
Insurance brokerage commissions	24,586	62%	15,161
Total Financial Services revenues	311,716	(20)%	389,532
Expenses	(180,696)	7%	(168,486)
Other income (expense), net	1,210	(a)	671
Income before income taxes	$132,230	(40)%	$221,717
Total originations:
Loans	18,186	(14)%	21,213
Principal	$7,105,486	(5)%	$7,454,108

(a)     Percentage not meaningful

	Years Ended December 31,
	2022	2021
Supplemental data:
Capture rate	77.6%	85.8%
Average FICO score	748	751
Funded origination breakdown:
Government (FHA, VA, USDA)	19%	19%
Other agency	74%	73%
Total agency	93%	92%
Non-agency	7%	8%
Total funded originations	100%	100%

Revenues

The demand for refinancing within the mortgage industry waned in 2021 and throughout 2022 as mortgage interest rates began to rise, which led to an increase in competition among lenders and lower margins per loan. As a result, total Financial Services revenues during 2022 decreased 20% compared with 2021. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

The decrease in income before income taxes for 2022 as compared with 2021 was primarily due to a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2022.

Income Taxes

Our effective income tax rate was 23.9% and 22.5% for 2022 and 2021, respectively. The higher effective tax rate in 2022 was primarily due to changes in valuation allowances relating to projected utilization of certain state net operating loss carryforwards in 2022 (see Note 8).

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

At December 31, 2022, we had unrestricted cash and equivalents of $1.1 billion, restricted cash balances of $41.4 million, and $946.6 million available under our Revolving Credit Facility (as defined below). We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 18.7% at December 31, 2022 as compared with 21.3% at December 31, 2021.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The elongation of our production cycle has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. Within the next twelve months, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement prior to its maturity, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which comes due in 2026.

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

Unsecured senior notes

At December 31, 2022, we had $2.0 billion of unsecured senior notes outstanding with no repayments due until March 2026 when $500.0 million of notes are scheduled to mature.

During 2021, we retired $426.0 million of senior notes at their scheduled maturity date and also accelerated the retirement of $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. The tender offer resulted in a loss of $61.5 million, which included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $55.2 million at December 31, 2022. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Joint venture debt

At December 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $77.3 million, of which $42.0 million related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2022, we were in compliance with all covenants.

At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility. At December 31, 2021, we had no borrowings outstanding, $298.8 million of letters of credit issued, and $701.2 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains the Repurchase Agreement, which matures on July 27, 2023. The maximum aggregate commitment was $800.0 million during the seasonally high borrowing period from December 27, 2022 through January 12, 2023. At all other times, the maximum aggregate commitment ranges from $360.0 million to $500.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. Pulte Mortgage had $586.7 million and $626.1 million outstanding under the Repurchase Agreement at December 31, 2022 and 2021, respectively, and was in compliance with its covenants and requirements as of such dates.

Dividends and share repurchase program

We declared quarterly cash dividends totaling $143.1 million and $148.1 million in 2022 and 2021, respectively, and repurchased 24.2 million and 17.7 million shares in 2022 and 2021, respectively, for a total of $1.1 billion and $897.3 million in 2022 and 2021, respectively. On January 31, 2022, the Board of Directors increased our share repurchase authorization by $1.0 billion. At December 31, 2022, we had remaining authorization to repurchase $382.9 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2022, we had outstanding letters of credit of $303.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.2 billion at December 31, 2022, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2022, these agreements had an aggregate remaining purchase price of $5.4 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At December 31, 2022, outstanding deposits totaled $278.9 million, of which $14.6 million is refundable.

For further information regarding our primary obligations, refer to Note 5, "Debt" and Note 11, "Commitments and Contingencies" to the Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for amounts outstanding as of December 31, 2022, related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in 2022 was $668.5 million, compared with net cash provided by operating activities of $1.0 billion in 2021. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2022 was primarily due to our net income of $2.6 billion, which was partially offset by a $2.3 billion net increase in inventories primarily attributable to higher house inventory in production resulting from more unsold units and extended production cycle times combined with investment in land inventory. Cash flow from operations was also favorably impacted by a $266.3 million decrease in residential mortgage loans available-for-sale.

Net cash provided by operating activities in 2021 was primarily due to our net income of $1.9 billion, which was partially offset by a $1.3 billion increase in inventories which was primarily attributable to higher house inventory in production, resulting from higher sales activity and extended production cycle times combined with higher investment in land inventory to support future growth. Cash flow from operations was also favorably impacted by an increase of $395.3 million in customer deposits resulting from the higher order backlog but unfavorably impacted by an increase of $382.8 million in residential mortgage loans available-for-sale, resulting from higher loan originations to support revenue growth.

Investing activities

Net cash used in investing activities totaled $171.7 million in 2022, compared with $124.1 million in 2021. The 2022 cash outflows primarily reflect $64.7 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $112.7 million related to our ongoing investment in new communities, construction operations, and certain information technology applications.

Net cash used in investing activities in 2021 primarily reflected $101.6 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $72.8 million related to our ongoing investment in new communities, construction operations, and certain information technology applications.

Financing activities

Net cash used in financing activities was $1.2 billion in 2022 compared with $1.7 billion during 2021. The net cash used in financing activities for 2022 resulted primarily from the repurchase of 24.2 million common shares for $1.1 billion under our repurchase authorization and cash dividends of $144.1 million.

Net cash used in financing activities for 2021 resulted primarily from the repurchase of 17.7 million common shares for $897.3 million under our repurchase authorization, repayments of debt of $836.9 million, and cash dividends of $147.8 million, partially offset by net Financial Services borrowings of $214.3 million.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors, our quarterly results in 2022 and 2021 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of December 31, 2022 PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data	December 31,
ASSETS	2022	2021
Cash, cash equivalents, and restricted cash	$786,073	$1,598,328
House and land inventory	10,925,830	8,859,163
Amount due from Non-Guarantor Subsidiaries	674,898	278,531
Total assets	13,074,398	11,658,352

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,785,286	$2,788,465
Notes payable	2,045,527	2,029,044
Total liabilities	5,049,079	4,986,491

	Years Ended December 31,
Summarized Statement of Operations Data	2022	2021
Revenues	$15,637,507	$13,173,753
Cost of revenues	10,985,982	9,697,959
Selling, general, and administrative expenses	1,330,994	1,164,553
Income before income taxes	3,245,925	2,213,419

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

Generally, a community must have projected gross margin percentages in the single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2022 and our average gross margin in backlog at December 31, 2022 both exceeded 25%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $478.8 million of deposits and pre-acquisition costs at December 31, 2022 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

Self-insured risks

At any point in time, we are managing numerous individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $635.9 million and $627.1 million at December 31, 2022 and 2021, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 70% of the total general liability reserves at December 31, 2022 and 2021, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $525 million to $725 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2022 and 2021, we reduced general liability reserves by $65.0 million and $81.1 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2022 and 2021 ($000’s omitted).

	As of December 31, 2022 for the Years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$20,841	$30,792	$—	$503,595	$500,000	$1,000,000	$2,055,228	$2,079,218
Average interest rate	2.45%	4.72%	—%	5.49%	5.00%	6.71%	5.92%

Variable rate debt (a)	$586,711	$—	$—	$—	$—	$—	$586,711	$586,711
Average interest rate	5.39%	—%	—%	—%	—%	—%	5.39%

	As of December 31, 2021 for the Years ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$8,652	$12,555	$18,978	$—	$500,000	$1,500,000	$2,040,185	$2,496,875
Average interest rate	1.16%	3.55%	5.28%	—%	5.50%	6.14%	5.94%

Variable rate debt (a)	$626,123	$—	$—	$—	$—	$—	$626,123	$626,123
Average interest rate	2.20%	—%	—%	—%	—%	—%	2.20%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2022 or 2021.

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

At December 31, 2022 and 2021, residential mortgage loans available-for-sale had an aggregate fair value of $677.2 million and $947.1 million, respectively. At December 31, 2022 and 2021, we had aggregate interest rate lock commitments of $653.2 million and $337.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $1.0 billion and $903.0 million at December 31, 2022 and 2021, respectively, and whole loan investor commitments totaled $285.9 million and $310.0 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "plan," "project," "may," "can," "could," "might," "should," "will," and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
($000’s omitted, except per share data)

	2022	2021
ASSETS
Cash and equivalents	$1,053,104	$1,779,088
Restricted cash	41,449	54,477
Total cash, cash equivalents, and restricted cash	1,094,553	1,833,565
House and land inventory	11,326,017	9,047,569
Land held for sale	42,254	29,276
Residential mortgage loans available-for-sale	677,207	947,139
Investments in unconsolidated entities	146,759	98,155
Other assets	1,291,572	1,110,966
Intangible assets	135,805	146,923
Deferred tax assets	82,348	139,038
	$14,796,515	$13,352,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $87,578 and $87,462 at December 31, 2022 and 2021, respectively	$565,975	$621,168
Customer deposits	783,556	844,785
Deferred tax liabilities	215,446	165,519
Accrued and other liabilities	1,685,202	1,576,478
Financial Services debt	586,711	626,123
Notes payable	2,045,527	2,029,043
Total liabilities	5,882,417	5,863,116
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 225,840,443 and 249,325,873 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,258	2,493
Additional paid-in capital	3,330,138	3,290,791
Accumulated other comprehensive loss	—	(45)
Retained earnings	5,581,702	4,196,276
Total shareholders’ equity	8,914,098	7,489,515
	$14,796,515	$13,352,631

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2022, 2021, and 2020
(000’s omitted, except per share data)

	2022	2021	2020
Revenues:
Homebuilding
Home sale revenues	$15,774,135	$13,376,812	$10,579,896
Land sale and other revenues	143,144	160,538	94,017
	15,917,279	13,537,350	10,673,913
Financial Services	311,716	389,532	362,169
Total revenues	16,228,995	13,926,882	11,036,082

Homebuilding Cost of Revenues:
Home sale cost of revenues	(11,093,895)	(9,841,961)	(8,004,823)
Land sale and other cost of revenues	(119,906)	(134,013)	(77,626)
	(11,213,801)	(9,975,974)	(8,082,449)

Financial Services expenses	(180,696)	(168,486)	(175,481)
Selling, general, and administrative expenses	(1,381,222)	(1,208,698)	(1,011,442)
Loss on debt retirement	—	(61,469)	—
Goodwill impairment	—	—	(20,190)
Other expense, net	(13,718)	(2,410)	(17,826)
Income before income taxes	3,439,558	2,509,845	1,728,694
Income tax expense	(822,241)	(563,525)	(321,855)
Net income	$2,617,317	$1,946,320	$1,406,839

Net income per share:
Basic	$11.07	$7.44	$5.19
Diluted	$11.01	$7.43	$5.18
Cash dividends declared	$0.61	$0.57	$0.50

Number of shares used in calculation:
Basic	235,010	259,285	268,553
Effect of dilutive securities	1,156	643	861
Diluted	236,166	259,928	269,414

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2022, 2021, and 2020
($000’s omitted)

	2022	2021	2020
Net income	$2,617,317	$1,946,320	$1,406,839

Other comprehensive income, net of tax:
Change in value of derivatives	45	100	100
Other comprehensive income	45	100	100

Comprehensive income	$2,617,362	$1,946,420	$1,406,939

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021, and 2020
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2019	270,235	$2,702	$3,235,149	$(245)	$2,220,574	$5,458,180
Cumulative effect of accounting change (see Note 1)	—	—	—	—	(735)	(735)
Stock option exercises	15	1	110	—	—	111
Share issuances	756	8	4,088	—	—	4,096
Dividends declared	—	—	—	—	(135,138)	(135,138)
Share repurchases	(4,542)	(46)	—	—	(170,630)	(170,676)
Cash paid for shares withheld for taxes	—	—	—	—	(14,853)	(14,853)
Share-based compensation	—	—	22,065	—	—	22,065
Net income	—	—	—	—	1,406,839	1,406,839
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	525	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(148,133)	(148,133)
Share repurchases	(17,664)	(177)	—	—	(897,126)	(897,303)
Cash paid for shares withheld for taxes	—	—	—	—	(10,842)	(10,842)
Share-based compensation	—	—	25,192	—	—	25,192
Net income	—	—	—	—	1,946,320	1,946,320
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	676	7	6,024	—	—	6,031
Dividends declared	—	—	—	—	(143,134)	(143,134)
Share repurchases	(24,162)	(242)	—	—	(1,074,431)	(1,074,673)
Cash paid for shares withheld for taxes	—	—	—	—	(14,326)	(14,326)
Share-based compensation	—	—	33,323	—	—	33,323
Net income	—	—	—	—	2,617,317	2,617,317
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021, and 2020
($000’s omitted)

	2022	2021	2020
Cash flows from operating activities:
Net income	$2,617,317	$1,946,320	$1,406,839
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	106,584	59,168	137,598
Land-related charges	66,656	12,302	20,305
Loss on debt retirement	—	61,469	—
Goodwill impairment	—	—	20,190
Depreciation and amortization	70,918	69,953	66,081
Share-based compensation expense	42,989	36,745	32,843
Equity income from unconsolidated entities	(50,680)	(17,200)	(1,880)
Distributions of earnings from unconsolidated entities	49,151	2,110	505
Other, net	1,431	1,586	263
Increase (decrease) in cash due to:
Inventories	(2,256,690)	(1,266,398)	2,988
Residential mortgage loans available-for-sale	266,310	(382,813)	(56,732)
Other assets	(140,761)	(159,906)	(46,307)
Accounts payable, accrued and other liabilities	(104,759)	640,685	201,649
Net cash provided by operating activities	668,466	1,004,021	1,784,342
Cash flows from investing activities:
Capital expenditures	(112,661)	(72,781)	(58,354)
Investments in unconsolidated entities	(64,701)	(101,591)	(753)
Distributions of capital from unconsolidated entities	21,704	53,927	27,939
Business acquisition	(10,400)	(10,400)	(83,251)
Other investing activities, net	(5,685)	6,713	6,472
Net cash used in investing activities	(171,743)	(124,132)	(107,947)
Cash flows from financing activities:
Repayments of notes payable	(4,856)	(836,893)	(65,267)
Borrowings under revolving credit facility	2,869,000	—	700,000
Repayments under revolving credit facility	(2,869,000)	—	(700,000)
Financial Services borrowings (repayments), net	(39,412)	214,302	85,248
Debt issuance costs	(11,167)	—	—
Proceeds from liabilities related to consolidated inventory not owned	58,729	—	—
Payments related to consolidated inventory not owned	(5,915)	—	—
Stock option exercises	—	11	111
Share repurchases	(1,074,673)	(897,303)	(170,676)
Cash paid for shares withheld for taxes	(14,326)	(10,842)	(14,853)
Dividends paid	(144,115)	(147,834)	(130,179)
Net cash used in financing activities	(1,235,735)	(1,678,559)	(295,616)
Net increase (decrease)	(739,012)	(798,670)	1,380,779
Cash, cash equivalents, and restricted cash at beginning of period	1,833,565	2,632,235	1,251,456
Cash, cash equivalents, and restricted cash at end of period	$1,094,553	$1,833,565	$2,632,235

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$1,797	$10,856	$3,057
Income taxes paid, net	$641,948	$457,406	$264,248

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2022 and 2021 also included $42.9 million and $38.4 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $68.9 million at both December 31, 2022 and 2021. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

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

Intangible assets also include tradenames and customer relationships acquired in connection with acquisitions and totaled $66.9 million, net of accumulated amortization of $87.7 million, at December 31, 2022, and $78.0 million, net of accumulated amortization of $76.6 million, at December 31, 2021. Such tradenames are generally being amortized over 20-year lives. Our customer relationships intangible asset resulted from the ICG acquisition and is being amortized over seven years. Amortization expense totaled $11.1 million, $16.5 million, and $19.7 million in 2022, 2021 and 2020, respectively, and is expected to be $10.5 million in 2023, $10.0 million in 2024, $9.3 million in 2025, $8.9 million in 2026, and $6.5 million in 2027. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $200.3 million net of accumulated depreciation of $242.3 million at December 31, 2022 and $149.2 million net of accumulated depreciation of $228.5 million at December 31, 2021. Depreciation expense totaled $59.8 million, $53.5 million, and $46.4 million in 2022, 2021, and 2020, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $61.6 million, $47.2 million, and $40.3 million, in 2022, 2021, and 2020, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $27.6 million, $23.4 million, and $20.4 million in 2022, 2021, and 2020, respectively.

Other expense, net

Other expense, net consists of the following ($000’s omitted):

	2022	2021	2020
Write-offs of deposits and pre-acquisition costs (Note 2)	$(63,559)	$(12,283)	$(12,390)
Amortization of intangible assets (Note 1)	(11,118)	(16,502)	(19,685)
Interest income	1,971	1,953	6,837
Interest expense	(284)	(502)	(4,248)
Equity in earnings of unconsolidated entities (Note 4)	50,680	17,200	1,880
Miscellaneous, net	8,592	7,724	9,780
Total other expense, net	$(13,718)	$(2,410)	$(17,826)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in 2022, 2021, and 2020.

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

	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net income	$2,617,317	$1,946,320	$1,406,839
Less: earnings distributed to participating securities	(846)	(1,218)	(1,106)
Less: undistributed earnings allocated to participating securities	(15,330)	(15,117)	(11,348)
Numerator for basic earnings per share	$2,601,141	$1,929,985	$1,394,385
Add: undistributed earnings allocated to participating securities	15,330	15,117	11,348
Less: undistributed earnings reallocated to participating securities	(15,229)	(15,080)	(11,312)
Numerator for diluted earnings per share	$2,601,242	$1,930,022	$1,394,421

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

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $783.6 million and $844.8 million at December 31, 2022 and 2021, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

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

Financial services revenues - Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received or the sub-servicing fees are earned.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy, and related contract assets for estimated future renewal commissions are included in other assets and totaled $57.3 million and $44.3 million at December 31, 2022 and 2021, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other expense, net. See Note 2.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2022 or 2021 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2022		December 31, 2021
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$213,895	$2,130,398	$179,604	$2,329,187
Other land options	264,860	3,269,843	225,318	3,128,691
	$478,755	$5,400,241	$404,922	$5,457,878

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2022 and 2021, residential mortgage loans available-for-sale had an aggregate fair value of $677.2 million and $947.1 million, respectively, and an aggregate outstanding principal balance of $680.5 million and $924.5 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages during 2022, 2021, and 2020 were $157.3 million, $251.3 million, and $247.3 million, respectively, and have been included in Financial Services revenues.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2022 and 2021.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $14.2 million, $10.0 million, and $9.2 million in 2022, 2021, and 2020, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to interest rate lock commitments ("IRLCs") with customers resulting from our mortgage origination operations. At December 31, 2022 and 2021, we had aggregate IRLCs of $653.2 million and $337.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2022 and 2021, we had unexpired forward contracts of $1.0 billion and $903.0 million, respectively, and whole loan investor commitments of $285.9 million and $310.0 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2022		December 31, 2021
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
IRLCs	$10,830	$1,572	$8,582	$33
Forward contracts	4,144	20,853	757	1,336
Whole loan commitments	806	165	384	4
	$15,780	$22,590	$9,723	$1,373

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At December 31, 2022 and 2021, we reported $222.9 million and $208.4 million of assets in-scope under Accounting Standards Codification 326, "Financial Instruments - Credit Losses" ("ASC 326"). These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. We will adopt these standards when LIBOR is discontinued and do not expect that the adoption will have a material impact on our consolidated financial statements or related disclosures.

2. Inventory and land held for sale

Major components of inventory at December 31, 2022 and 2021 were ($000’s omitted):

	2022	2021
Homes under construction	$5,440,186	$4,225,309
Land under development	5,134,432	4,091,015
Raw land	679,341	731,245
Consolidated inventory not owned (a)	72,058	—
	$11,326,017	$9,047,569

(a)    Consolidated inventory not owned includes land sold to third parties for which the Company retains a repurchase         option.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2022	2021	2020
Interest in inventory, beginning of period	$160,756	$193,409	$210,383
Interest capitalized	130,051	129,380	159,575
Interest expensed	(153,545)	(162,033)	(176,549)
Interest in inventory, end of period	$137,262	$160,756	$193,409

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2022	2021	2020
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$107	$19	$871
Land impairments	Home sale cost of revenues	2,990	—	7,044
Write-offs of deposits and pre-acquisition costs	Other expense, net	63,559	12,283	12,390
Total land-related charges		$66,656	$12,302	$20,305

Our evaluations for land-related charges are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $13.5 billion and $2.3 billion in 2022, $11.2 billion and $2.2 billion in 2021, and $8.9 billion and $1.6 billion in 2020, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2022	2021	2020
Revenues:
Northeast	$1,077,514	$1,127,476	$846,337
Southeast	2,795,640	2,234,297	1,691,822
Florida	3,981,766	3,154,583	2,350,055
Midwest	2,318,255	1,979,997	1,514,132
Texas	2,239,822	1,805,208	1,451,104
West	3,504,282	3,235,789	2,820,463
	15,917,279	13,537,350	10,673,913
Financial Services	311,716	389,532	362,169
Consolidated revenues	$16,228,995	$13,926,882	$11,036,082

Income before income taxes (a):
Northeast	$244,233	$215,193	$136,985
Southeast	692,279	417,880	258,794
Florida (b)	939,034	585,680	362,276
Midwest	363,028	287,956	213,516
Texas	465,461	322,979	242,383
West (c)	687,403	592,845	424,304
Other homebuilding (d)	(84,110)	(134,405)	(96,201)
	3,307,328	2,288,128	1,542,057
Financial Services	132,230	221,717	186,637
Consolidated income before income taxes	$3,439,558	$2,509,845	$1,728,694

(a)Includes certain land-related charges (see the following table and Note 2).
(b)    Includes goodwill impairment charge totaling $20.2 million in 2020 (see Note 1).
(c)    West includes a gain of $49.1 million related to a property sale in an unconsolidated entity in 2022.
(d)     Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also included are insurance reserve reversals of $65.0 million, $81.1 million, and $93.4 million in 2022, 2021 and 2020, respectively, partially offset by reserves against insurance receivables of $17.8 million in 2020 (see Note 11) and a loss on debt retirement of $61.5 million in 2021 (see Note 5).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2022	2021	2020
Land-related charges*:
Northeast	$4,597	$1,433	$5,301
Southeast	18,381	5,365	3,815
Florida	13,515	1,088	1,395
Midwest	6,517	2,150	2,390
Texas	6,745	1,357	4,588
West	16,406	909	1,936
Other homebuilding	495	—	880
	$66,656	$12,302	$20,305

*    Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Northeast	$2,956	$2,631	$2,454
Southeast	5,151	4,765	4,308
Florida	11,720	8,823	7,478
Midwest	7,035	6,332	5,329
Texas	5,591	4,989	3,631
West	11,840	11,898	11,450
Other homebuilding	19,929	24,811	26,459
	64,222	64,249	61,109
Financial Services	6,696	5,704	4,972
	$70,918	$69,953	$66,081

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$321,687	$241,897	$45,455	$—	$609,039	$700,413
Southeast	793,539	544,867	102,336	20,169	1,460,911	1,668,053
Florida	1,417,657	1,081,836	125,253	51,889	2,676,635	3,195,091
Midwest	523,194	689,541	22,467	—	1,235,202	1,382,227
Texas	690,622	726,342	133,300	—	1,550,264	1,735,683
West	1,662,251	1,528,863	238,758	—	3,429,872	3,771,808
Other homebuilding (a)	31,236	321,086	11,772	—	364,094	1,470,919
	5,440,186	5,134,432	679,341	72,058	11,326,017	13,924,194
Financial Services	—	—	—	—	—	872,321
	$5,440,186	$5,134,432	$679,341	$72,058	$11,326,017	$14,796,515

	December 31, 2021
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$285,975	$246,128	$17,554	$—	$549,657	$644,019
Southeast	604,310	537,072	67,815	—	1,209,197	1,362,852
Florida	943,110	866,266	289,388	—	2,098,764	2,545,457
Midwest	527,001	460,279	15,869	—	1,003,149	1,132,081
Texas	581,417	512,925	95,833	—	1,190,175	1,315,943
West	1,235,457	1,191,834	227,850	—	2,655,141	2,955,283
Other homebuilding (a)	48,039	276,511	16,936	—	341,486	2,314,839
	4,225,309	4,091,015	731,245	—	9,047,569	12,270,474
Financial Services	—	—	—	—	—	1,082,157
	$4,225,309	$4,091,015	$731,245	$—	$9,047,569	$13,352,631

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments.

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. Our investments in such entities totaled $146.8 million and $98.2 million at December 31, 2022 and 2021, respectively. In 2022, 2021, and 2020, we recognized earnings from unconsolidated joint ventures of $50.7 million, $17.2 million, and $1.9 million, respectively. We received distributions from our unconsolidated joint ventures of $21.7 million, $53.9 million, and $27.9 million in 2022, 2021, and 2020, respectively. We made capital contributions to our unconsolidated joint ventures of $64.7 million, $101.6 million, and $0.8 million in 2022, 2021, and 2020, respectively.

At December 31, 2022, aggregate outstanding debt of unconsolidated joint ventures was $77.3 million, of which $42.0 million related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2022	2021
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(9,701)	(11,142)
Total senior notes	$1,990,299	$1,988,858
Other notes payable	55,228	40,185
Notes payable	$2,045,527	$2,029,043
Estimated fair value	$2,079,218	$2,496,875

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2022, we were in compliance with all of the covenants and requirements under the senior notes.

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $55.2 million and $40.2 million at December 31, 2022 and 2021, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 6%. We recorded inventory through seller financing of $39.1 million, $50.9 million, and $52.0 million in 2022, 2021, and 2020, respectively.

We retired outstanding debt totaling $4.9 million, $836.9 million, and $65.3 million during 2022, 2021, and 2020, respectively. The retirements in 2021 included a tender offer to retire $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively. The retirement in 2021 resulted in a loss of $61.5 million that included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt and which is reflected in other expense, net.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2022, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility. At December 31, 2021, we had no borrowings outstanding, $298.8 million of letters of credit issued, and $701.2 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third party lenders (the "Repurchase Agreement") that matures on July 27, 2023. The maximum aggregate commitment was $800.0 million during the seasonally high borrowing period from December 27, 2022 through January 12, 2023. At all other times, the maximum aggregate commitment ranges from $360.0 million to $500.0 million. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39%, and $213.3 million of remaining capacity under the Repurchase Agreement. At December 31, 2021, Pulte Mortgage had $626.1 million outstanding at a weighted average interest rate of 2.37% and $23.9 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with its covenants and requirements as of such dates.

6. Shareholders’ equity

We declared quarterly cash dividends totaling $143.1 million, $148.1 million, and $135.1 million in 2022, 2021, and 2020, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 24.2 million, 17.7 million, and 4.5 million shares in 2022, 2021, and 2020, respectively, for a total of $1.1 billion, $897.3 million, and $170.7 million in 2022, 2021, and 2020, respectively. On January 31, 2022, the Board of Directors increased our share repurchase authorization by $1.0 billion. At December 31, 2022, we had remaining authorization to repurchase $382.9 million of common shares.

Under our stock compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2022, 2021, and 2020, employees surrendered shares valued at $14.3 million, $10.8 million, and $14.9 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted share units ("RSUs"), and performance share units ("PSUs") to key employees (as determined by the Compensation and Management Development Committee of the Board of Directors) for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. RSUs generally cliff vest after three years, and RSU holders earn cash or accrued dividends during the vesting period. PSUs vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2022, there were 11.3 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2022	2021	2020
RSUs and PSUs	$33,323	$25,192	$22,065
Other long-term incentive plans	9,666	11,553	10,778
	$42,989	$36,745	$32,843

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSUs and PSUs

A summary of RSUs and PSUs is presented below (000’s omitted, except per share data):

	2022		2021		2020
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	1,995	$39	2,001	$33	2,528	$26
Granted	550	54	720	47	594	44
Distributed	(813)	28	(642)	30	(952)	21
Forfeited	(104)	48	(84)	38	(169)	33
Outstanding, end of year	1,628	$48	1,995	$39	2,001	$33

During 2022, 2021, and 2020, the total fair value of shares vested during the year was $40.5 million, $30.5 million, and $43.3 million, respectively. Unamortized compensation cost related to share awards was $25.4 million at December 31, 2022. These costs will be expensed over a weighted-average period of approximately two years. Additionally, there were 0.2 million deferred shares at December 31, 2022, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Other long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are stated in dollars but are settled in common shares based on the stock price at the end of the performance period. If the share price falls below a floor of $5.00 per share at the end of the performance period or we do not have a sufficient number of shares available under our stock incentive plans at the time of settlement, then a portion of each award will be paid in cash. We adjust the liabilities and recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period. Liabilities for these awards totaled $21.6 million and $22.6 million at December 31, 2022 and 2021, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2022	2021	2020
Current expense (benefit)
Federal	$615,434	$430,686	$159,677
State and other	100,223	73,671	24,580
	$715,657	$504,357	$184,257
Deferred expense (benefit)
Federal	$55,653	$57,743	$116,484
State and other	50,931	1,425	21,114
	$106,584	$59,168	$137,598
Income tax expense (benefit)	$822,241	$563,525	$321,855

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2022	2021	2020
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.4	3.3	3.3
Federal tax credits	(0.9)	(1.2)	(4.8)
Deferred tax asset valuation allowance	0.4	(0.8)	(0.8)
Other	—	0.2	(0.1)
Effective rate	23.9%	22.5%	18.6%

The effective tax rates differ from the federal statutory rate primarily due to state income tax expense, benefits associated with federal energy efficient home credits, and changes in valuation allowances relating to projected utilization of certain state net operating loss ("NOL") carryforwards. Income tax expense for 2020 includes a benefit of $56.8 million associated with the extension of federal energy efficient home credits related to homes closed in prior open tax years.

On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted, extending the federal efficient home credit through December 2032. The criteria for homes qualifying for the credit shifted to a higher standard effective January 1, 2023. We are currently analyzing the impact of the increased requirements on our ability to qualify homes for the credit. Other tax provisions of the IRA, including the corporate alternative minimum tax effective for tax years ended after December 31, 2022, are not expected to have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax asset are as follows ($000’s omitted):

	At December 31,
	2022	2021
Deferred tax assets:
Accrued insurance	$138,289	$132,386
Inventory valuation reserves	58,339	62,806
Capitalized inventory expenses	32,620	13,839
State NOL carryforwards	105,609	144,746
Other	66,500	59,667
	401,357	413,444
Deferred tax liabilities:
Deferred income	(439,863)	(367,285)
Fixed assets and intangibles	(31,921)	(21,324)
Other	(31,802)	(26,151)
	(503,586)	(414,760)
Valuation allowance	(30,869)	(25,165)
Net deferred tax asset (liability)	$(133,098)	$(26,481)

We have state NOLs in various jurisdictions that may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $32.8 million from 2023 to 2027 and $72.8 million from 2028 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $23.6 million and $22.5 million of gross unrecognized tax benefits at December 31, 2022 and 2021, respectively. If recognized, $18.7 million and $17.8 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $4.1 million and $2.9 million at December 31, 2022 and 2021, respectively.

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2022	2021	2020
Unrecognized tax benefits, beginning of period	$22,536	$30,855	$40,300
Increases related to positions taken during a prior period	—	1,428	—
Decreases related to positions taken during a prior period	(303)	(8,896)	(12,981)
Increases related to positions taken during the current period	1,450	267	11,001
Decreases related to settlements with taxing authorities	—	—	(7,465)
Decreases related to lapse of the applicable statute of limitations	(71)	(1,118)	—
Unrecognized tax benefits, end of period	$23,612	$22,536	$30,855

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2017 to 2022.

9. Fair value disclosures

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2022	December 31, 2021

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	677,207	947,139
IRLCs	Level 2	9,258	8,549
Forward contracts	Level 2	(16,709)	(579)
Whole loan commitments	Level 2	641	380

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$10,873	$—

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	1,094,553	1,833,565
Financial Services debt	Level 2	586,711	626,123
Senior notes payable	Level 2	2,023,990	2,456,690
Other notes payable	Level 2	55,228	40,185

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. Fair values for interest rate lock commitments, including the value of servicing rights, and forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor. See Note 1 for a more detailed discussion of these derivative instruments.

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $2.0 billion at both December 31, 2022 and 2021.

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2022	2021
Accounts and notes receivable:
Insurance receivables (Note 11)	$43,746	$57,490
Other receivables	193,047	161,102
	236,793	218,592
Deposits and pre-acquisition costs (Note 1)	478,755	404,922
Prepaid expenses	223,524	159,683
Property and equipment, net (Note 1)	200,262	149,151
Right-of-use assets (Note 11)	73,485	74,315
Income taxes receivable	24,281	71,400
Other	54,472	32,903
	$1,291,572	$1,110,966

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (see Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2022	2021
Self-insurance liabilities (Note 11)	$635,857	$627,067
Compensation-related liabilities	239,459	261,096
Warranty liabilities (Note 11)	108,348	107,117
Income tax liabilities (Note 8)	98,709	72,134
Lease liabilities (Note 11)	90,083	92,663
Liabilities related to consolidated inventory not owned (Note 2)	72,058	—
Accrued interest	41,135	42,591
Dividends payable (Note 6)	36,696	37,796
Loan origination liabilities (Note 11)	12,378	12,381
Other	350,479	323,633
	$1,685,202	$1,576,478

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

	2022	2021	2020
Liabilities, beginning of period	$12,381	$11,969	$25,159
Reserves provided (released), net	472	618	26,410
Payments	(475)	(206)	(39,600)
Liabilities, end of period	$12,378	$12,381	$11,969
Given the unsettled claims, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of known and potential claims, actual costs could differ from our current estimates.

Community development and other special district obligations

A community development district (“CDD”) or similar development authority is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels and we include our estimated obligations as part of our land development budgets.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $303.4 million and $2.2 billion, respectively, at December 31, 2022, and $298.8 million and $1.8 billion, respectively, at December 31, 2021. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	2022	2021	2020
Warranty liabilities, beginning of period	$107,117	$82,744	$91,389
Reserves provided	85,011	93,919	64,492
Payments	(90,508)	(73,760)	(70,869)
Other adjustments	6,728	4,214	(2,268)
Warranty liabilities, end of period	$108,348	$107,117	$82,744

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At any point in time, we are managing numerous individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with these claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $635.9 million and $627.1 million at December 31, 2022 and 2021, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 70% of the total general liability reserves at December 31, 2022 and 2021, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2022, 2021, and 2020, we reduced reserves, primarily general liability reserves, by $65.0 million, $81.1 million, and $93.4 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2022	2021	2020
Balance, beginning of period	$627,067	$641,779	$709,798
Reserves provided	111,067	90,863	83,912
Adjustments to previously recorded reserves	(64,965)	(81,131)	(93,431)
Payments, net (a)	(37,312)	(24,444)	(58,500)
Balance, end of period	$635,857	$627,067	$641,779

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. As reflected in Note 10, our receivables from insurance carriers totaled $43.7 million and $57.5 million at December 31, 2022 and 2021, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry as described above, there typically is a significant lag between our payment of claims and our reimbursements from applicable insurance carriers. In addition, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common. Resolution of claims with carriers takes time, involves the exchange of significant amounts of information, and frequently involves legal action.

In 2020, we recorded reserves against insurance receivables of $17.8 million in connection with policy settlement negotiations with certain of our carriers. We believe collection of our recorded insurance receivables is probable based on the legal merits of our positions after review by legal counsel, the high credit ratings of our carriers, and our long history of collecting significant amounts of insurance reimbursements under similar insurance policies related to similar claims. While the outcomes of these matters cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $73.5 million and $90.1 million, respectively, at December 31, 2022, and $74.3 million and $92.7 million at December 31, 2021, respectively. We recorded an additional $14.5 million and $16.2 million of lease liabilities under operating leases during 2022 and 2021, respectively. Payments on lease liabilities during 2022, 2021, and 2020 totaled $21.9 million, $20.8 million, and $19.8 million respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $54.8 million, $43.3 million, and $38.2 million during 2022, 2021, and 2020, respectively. Our total lease expense in 2022, 2021, and 2020 is inclusive of variable lease costs of $9.9 million, $7.7 million, and $6.2 million respectively, and short-term lease costs of $21.2 million, $14.2 million, and $10.2 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2022 were as follows ($000's omitted):

Years Ending December 31,
2023	$25,771
2024	22,762
2025	14,691
2026	10,958
2027	8,448
Thereafter	15,386
Total lease payments (a)	98,016
Less: Interest (b)	(7,933)
Present value of lease liabilities (c)	$90,083

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $1.8 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2022.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.9 years and 5.4%, respectively, at December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $635.9 million at December 31, 2022, of which the majority relates to incurred but not reported (IBNR) losses associated with exposures to construction defects on homes previously sold. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

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
February 6, 2023

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2022. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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
February 6, 2023

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On February 2, 2023, it was agreed that the employment of Michelle H. Hairston, Senior Vice President, Human Resources of the Company would end effective February 10, 2023. Ms. Hairston will be eligible for separation benefits under the PulteGroup, Inc. Executive Severance Policy, as described in the Company’s 2022 Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2022, based on a qualifying termination of employment without cause.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

This Item is not applicable
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”), which will be filed no later than 120 days after December 31, 2022, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2023 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics; Prohibition on Hedging” and is incorporated herein by this reference.

Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2023 Proxy Statement under the captions "Compensation Discussion and Analysis", "Compensation and Management Development Committee Report", "2022 Executive Compensation" and "2022 Director Compensation" and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2023 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(h)	Description of the Registrant's Securities (Filed herewith)

(10)	(a)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(b)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)*

	(c)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

	(d)	PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Appendix III to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 22, 2022)*

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
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of December 31, 2021 (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2021)*

	(j)	PulteGroup, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(k)	PulteGroup, Inc. Amended Retirement Policy (Effective November 30, 2017) (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2017)*

(l)
Third Amended and Restated Credit Agreement dated as of June 14, 2022 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 16, 2022)

(m)
Fourth Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 29, 2022)

(n)
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
PULTEGROUP, INC.
(Registrant)

February 6, 2023	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 6, 2023

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ Brien P. O'Meara
Ryan R. Marshall	Robert T. O'Shaughnessy		Brien P. O'Meara
President and Chief Executive Officer (Principal Executive Officer) and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President and Controller (Principal Accounting Officer)

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Thomas J. Folliard	Non-Executive Chairman of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Robert T. O'Shaughnessy

André J. Hawaux	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

J. Phillip Holloman	Member of Board of Directors	}

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

Lila Snyder	Member of Board of Directors	}