Form 10-Q
period 2023-03-31
PULTEGROUP INC/MI/
filed 2023-04-25
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
Number of common shares outstanding as of April 18, 2023: 223,224,233

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash and equivalents	$1,278,025	$1,053,104
Restricted cash	48,829	41,449
Total cash, cash equivalents, and restricted cash	1,326,854	1,094,553
House and land inventory	11,431,877	11,326,017
Land held for sale	48,036	42,254
Residential mortgage loans available-for-sale	420,638	677,207
Investments in unconsolidated entities	144,664	146,759
Other assets	1,246,492	1,291,572
Goodwill	68,930	68,930
Other intangible assets	64,205	66,875
Deferred tax assets	79,346	82,348
	$14,831,042	$14,796,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$488,757	$565,975
Customer deposits	796,384	783,556
Deferred tax liabilities	240,604	215,446
Accrued and other liabilities	1,675,404	1,685,202
Financial Services debt	324,447	586,711
Notes payable	2,041,637	2,045,527
	5,567,233	5,882,417
Shareholders' equity	9,263,809	8,914,098
	$14,831,042	$14,796,515

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Homebuilding
Home sale revenues	$3,487,637	$3,032,217
Land sale and other revenues	30,066	33,159
	3,517,703	3,065,376
Financial Services	57,938	84,143
Total revenues	3,575,641	3,149,519

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,472,329)	(2,142,978)
Land sale and other cost of revenues	(24,967)	(32,002)
	(2,497,296)	(2,174,980)

Financial Services expenses	(44,036)	(43,486)
Selling, general, and administrative expenses	(336,518)	(329,022)
Equity income from unconsolidated entities	2,513	1,221
Other income (expense), net	1,818	(3,359)
Income before income taxes	702,122	599,893
Income tax expense	(169,863)	(145,170)
Net income	$532,259	$454,723

Per share:
Basic earnings	$2.35	$1.84
Diluted earnings	$2.35	$1.83
Cash dividends declared	$0.16	$0.15

Number of shares used in calculation:
Basic	225,127	245,796
Effect of dilutive securities	830	1,069
Diluted	225,957	246,865

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$532,259	$454,723

Other comprehensive income, net of tax:
Change in value of derivatives	—	25
Other comprehensive income	—	25

Comprehensive income	$532,259	$454,748

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
Share issuances	443	4	4,838	—	—	4,842
Dividends declared	—	—	—	—	(36,139)	(36,139)
Share repurchases	(2,761)	(27)	—	—	(149,973)	(150,000)
Excise tax on share repurchases	—	—	—	—	(1,221)	(1,221)
Cash paid for shares withheld for taxes	—	—	—	—	(10,059)	(10,059)
Share-based compensation	—	—	10,029	—	—	10,029
Net income	—	—	—	—	532,259	532,259
Shareholders' equity, March 31, 2023	223,522	$2,235	$3,345,005	$—	$5,916,569	$9,263,809

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	586	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(36,512)	(36,512)
Share repurchases	(10,290)	(103)	—	—	(499,897)	(500,000)
Cash paid for shares withheld for taxes	—	—	—	—	(13,614)	(13,614)
Share-based compensation	—	—	13,097	—	—	13,097
Net income	—	—	—	—	454,723	454,723
Other comprehensive income	—	—	—	25	—	25
Shareholders' equity, March 31, 2022	239,622	$2,396	$3,309,912	$(20)	$4,100,976	$7,413,264

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$532,259	$454,723
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	28,152	13,407
Land-related charges	5,683	3,510
Depreciation and amortization	19,139	16,181
Equity income from unconsolidated entities	(2,513)	(1,221)
Distributions of income from unconsolidated entities	3,509	—
Share-based compensation expense	12,488	16,615
Other, net	50	48
Increase (decrease) in cash due to:
Inventories	(85,408)	(814,768)
Residential mortgage loans available-for-sale	256,360	436,865
Other assets	25,053	(35,344)
Accounts payable, accrued and other liabilities	(83,404)	117,650
Net cash provided by operating activities	711,368	207,666
Cash flows from investing activities:
Capital expenditures	(23,743)	(30,686)
Investments in unconsolidated entities	(1,117)	(6,681)
Distributions of capital from unconsolidated entities	2,216	—
Business acquisition	—	(10,400)
Other investing activities, net	(1,570)	(199)
Net cash used in investing activities	(24,214)	(47,966)
Cash flows from financing activities:
Repayments of notes payable	(4,500)	—
Financial Services repayments, net	(262,264)	(229,985)
Proceeds from liabilities related to consolidated inventory not owned	18,449	—
Payments related to consolidated inventory not owned	(10,099)	—
Share repurchases	(150,000)	(500,000)
Cash paid for shares withheld for taxes	(10,059)	(13,614)
Dividends paid	(36,380)	(37,796)
Net cash used in financing activities	(454,853)	(781,395)
Net increase (decrease) in cash, cash equivalents, and restricted cash	232,301	(621,695)
Cash, cash equivalents, and restricted cash at beginning of period	1,094,553	1,833,565
Cash, cash equivalents, and restricted cash at end of period	$1,326,854	$1,211,870

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$6,205	$5,157
Income taxes paid (refunded), net	$209	$1,915

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Effective with our first quarter 2023 reporting, we reclassified our closing cost incentives provided to customers, including seller-paid financing costs, from home sale cost of revenues to home sale revenues. All prior period amounts have been reclassified to conform to the current presentation. As a result, all sales incentives provided to customers are classified as a reduction of home sale revenues. This reclassification had the effect of reducing both home sale revenues and home sale cost of revenues by the amount of such closing cost incentives, which totaled $81.2 million and $38.1 million for the three months ended March 31, 2023 and 2022, respectively.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2023	2022
Write-offs of deposits and pre-acquisition costs	$(5,683)	$(3,510)
Amortization of intangible assets	(2,670)	(2,821)
Interest income	7,096	388
Interest expense	(107)	(86)
Miscellaneous, net	3,182	2,670
Other income (expense), net	$1,818	$(3,359)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $796.4 million and $783.6 million at March 31, 2023 and December 31, 2022, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Financial services revenues - Loan origination fees, commitment fees, and discount points are recognized upon loan origination. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments ("IRLCs") that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of IRLCs and residential mortgage loans available for sale are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $61.9 million and $57.3 million at March 31, 2023 and December 31, 2022, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2023 and December 31, 2022, residential mortgage loans available-for-sale had an aggregate fair value of $420.6 million and $677.2 million, respectively, and an aggregate outstanding principal balance of $420.7 million and $680.5 million, respectively. Net gains from the sale of mortgages were $20.6 million and $52.4 million for the three months ended March 31, 2023 and 2022, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At March 31, 2023 and December 31, 2022, we had aggregate IRLCs of $766.0 million and $653.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2023 and December 31, 2022, we had unexpired forward contracts of $1.1 billion and $1.0 billion, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$135.6 million and $285.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

We evaluate the creditworthiness of these transactions through our normal credit policies. There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs and residential mortgage loans available-for-sale are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days. The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2023		December 31, 2022
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$9,474	$5,749	$10,830	$1,572
Forward contracts	4,029	8,236	4,144	20,853
Whole loan commitments	151	39	806	165
	$13,654	$14,024	$15,780	$22,590

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$532,259	$454,723
Less: earnings distributed to participating securities	(126)	(218)
Less: undistributed earnings allocated to participating securities	(2,148)	(3,061)
Numerator for basic earnings per share	$529,985	$451,444
Add back: undistributed earnings allocated to participating securities	2,148	3,061
Less: undistributed earnings reallocated to participating securities	(2,135)	(3,045)
Numerator for diluted earnings per share	$529,998	$451,460

Denominator:
Basic shares outstanding	225,127	245,796
Effect of dilutive securities	830	1,069
Diluted shares outstanding	225,957	246,865

Earnings per share:
Basic	$2.35	$1.84
Diluted	$2.35	$1.83

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At March 31, 2023 and December 31, 2022, we reported $208.9 million and $222.9 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of March 31, 2023.

New accounting pronouncements

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2023	December 31, 2022
Homes under construction	$5,351,112	$5,440,186
Land under development	5,346,687	5,134,432
Raw land	647,228	679,341
Consolidated inventory not owned (a)	86,850	72,058
	$11,431,877	$11,326,017

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2023	2022
Interest in inventory, beginning of period	$137,262	$160,756
Interest capitalized	31,802	31,583
Interest expensed	(27,793)	(33,669)
Interest in inventory, end of period	$141,271	$158,670

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other income (expense), net (Note 1).

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2023 or December 31, 2022 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2023 and December 31, 2022 ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2023		December 31, 2022
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$218,460	$1,860,020	$213,895	$2,130,398
Other land options	267,267	3,677,444	264,860	3,269,843
	$485,727	$5,537,464	$478,755	$5,400,241

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2023	2022
Revenues (a):
Northeast	$220,648	$162,327
Southeast	630,301	523,238
Florida	1,077,113	759,301
Midwest	393,870	447,902
Texas	486,393	438,854
West	709,378	733,754
	3,517,703	3,065,376
Financial Services	57,938	84,143
Consolidated revenues	$3,575,641	$3,149,519

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2023	2022
Income (loss) before income taxes:
Northeast	$46,797	$27,399
Southeast	145,303	126,132
Florida	270,737	160,694
Midwest	58,904	64,743
Texas	80,065	83,716
West	99,577	133,269
Other homebuilding (b)	(13,163)	(36,653)
	688,220	559,300
Financial Services	13,902	40,593
Consolidated income before income taxes	$702,122	$599,893

(a)All periods reflect the reclassification of closing cost incentives to homes sale revenues from home sale cost of revenues (Note 1).
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2023	2022
Land-related charges (a):
Northeast	$25	$102
Southeast	2,359	1,902
Florida	2,013	972
Midwest	430	158
Texas	115	239
West	741	137
	$5,683	$3,510

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2023
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$319,080	$306,062	$31,522	$—	$656,664	$756,249
Southeast	797,089	602,197	91,923	18,908	1,510,117	1,739,218
Florida (a)	1,481,876	1,072,349	126,088	61,500	2,741,813	3,246,605
Midwest	531,030	693,174	22,688	3,355	1,250,247	1,405,271
Texas	627,912	738,216	146,116	3,087	1,515,331	1,684,466
West	1,566,719	1,679,259	217,569	—	3,463,547	3,742,043
Other homebuilding (b)	27,406	255,430	11,322	—	294,158	1,672,336
	5,351,112	5,346,687	647,228	86,850	11,431,877	14,246,188
Financial Services	—	—	—	—	—	584,854
	$5,351,112	$5,346,687	$647,228	$86,850	$11,431,877	$14,831,042

	December 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$321,687	$241,897	$45,455	$—	$609,039	$700,413
Southeast	793,539	544,867	102,336	20,169	1,460,911	1,668,053
Florida (a)	1,417,657	1,081,836	125,253	51,889	2,676,635	3,195,091
Midwest	523,194	689,541	22,467	—	1,235,202	1,382,227
Texas	690,622	726,342	133,300	—	1,550,264	1,735,683
West	1,662,251	1,528,863	238,758	—	3,429,872	3,771,808
Other homebuilding (b)	31,236	321,086	11,772	—	364,094	1,470,919
	5,440,186	5,134,432	679,341	72,058	11,326,017	13,924,194
Financial Services	—	—	—	—	—	872,321
	$5,440,186	$5,134,432	$679,341	$72,058	$11,326,017	$14,796,515

(a)Florida includes goodwill of $28.6 million, net of a goodwill impairment charge of $20.2 million during 2020.
(b)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2023	December 31, 2022
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(9,341)	(9,701)
Total senior notes	$1,990,659	$1,990,299
Other notes payable	50,978	55,228
Notes payable	$2,041,637	$2,045,527
Estimated fair value	$2,120,458	$2,079,218

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $51.0 million and $55.2 million at March 31, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. We recorded $6.7 million and $0.7 million of inventory financed by sellers in the three months ended March 31, 2023 and 2022, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2023, we had no borrowings outstanding, $288.8 million of letters of credit issued, and $961.2 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At March 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $80.6 million, of which $42.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on July 27, 2023. The maximum aggregate commitment was $360.0 million at March 31, 2023 and will increase to $500.0 million on June 26, 2023 through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2023, Pulte Mortgage had $324.4 million oustanding at a weighted average interest rate of 6.18% and $35.6 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the three months ended March 31, 2023, we declared cash dividends totaling $36.1 million and repurchased 2.8 million shares under our repurchase authorization for $150.0 million. In the three months ended March 31, 2022, we declared cash dividends totaling $36.5 million and repurchased 10.3 million shares under our repurchase authorization for $500.0 million. On January 31, 2022, the Board of Directors increased our share repurchase authorization by $1.0 billion. At March 31, 2023, we had remaining authorization to repurchase $232.9 million of common shares. This repurchase authorization was increased by $1.0 billion on April 24, 2023.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2023 and 2022, participants surrendered shares valued at $10.1 million and $13.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 24.2% for both the three months ended March 31, 2023 and 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

At March 31, 2023 and December 31, 2022, we had net deferred tax liabilities of $161.3 million and $133.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $23.6 million of gross unrecognized tax benefits at both March 31, 2023 and December 31, 2022. Additionally, we had accrued interest and penalties of $4.6 million and $4.1 million at March 31, 2023 and December 31, 2022, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2023	December 31, 2022

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$420,638	$677,207
IRLCs	Level 2	3,725	9,258
Forward contracts	Level 2	(4,207)	(16,709)
Whole loan commitments	Level 2	112	641

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$10,873

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,326,854	$1,094,553
Financial Services debt	Level 2	324,447	586,711
Senior notes payable	Level 2	2,069,480	2,023,990
Other notes payable	Level 2	50,978	55,228

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion at both March 31, 2023 and December 31, 2022.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $288.8 million and $2.1 billion, respectively, at March 31, 2023 and $303.4 million and $2.2 billion, respectively, at December 31, 2022. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

Warranty liabilities

Home buyers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to, and, in limited instances, exceeding, 10 years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2023	2022
Warranty liabilities, beginning of period	$108,348	$107,117
Reserves provided	20,371	19,692
Payments	(24,134)	(19,674)
Other adjustments	1,395	(495)
Warranty liabilities, end of period	$105,980	$106,640

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

At any point in time, we are managing numerous individual claims related to general liability, property, errors and omissions, workers' compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $652.7 million and $635.9 million at March 31, 2023 and December 31, 2022, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 73% and 74% of the total general liability reserves at both March 31, 2023 and December 31, 2022, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

Volatility in both national and local housing market conditions may affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are typically reported and resolved over an extended time period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs. Adjustments to reserves are recorded in the period in which the change in estimate occurs.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$635,857	$627,067
Reserves provided	24,121	19,837
Adjustments to previously recorded reserves	(564)	2,139
Payments, net (a)	(6,669)	(4,765)
Balance, end of period	$652,745	$644,278

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $43.7 million at both March 31, 2023 and December 31, 2022. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $72.9 million and $89.4 million at March 31, 2023, respectively, and $73.5 million and $90.1 million at December 31, 2022, respectively. In the three months ended March 31, 2023 and 2022, we recorded an additional $3.9 million and $0.5 million, respectively, of lease liabilities under operating leases. Payments on lease liabilities in the three months ended March 31, 2023 and 2022 totaled $5.4 million and $5.5 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2023 and 2022 our total lease expense was $14.2 million and $12.9 million, respectively, inclusive of variable lease costs of $3.0 million and $2.2 million, respectively, as well as short-term lease costs of $4.2 million and $5.1 million, respectively. Sublease income was de minimis.

The future minimum lease payments required under our leases as of March 31, 2023 were as follows ($000's omitted):

Years Ending December 31,
2023 (a)	$20,806
2024	23,521
2025	15,765
2026	11,998
2027	9,414
Thereafter	15,639
Total lease payments (b)	97,143
Less: Interest (c)	(7,724)
Present value of lease liabilities (d)	$89,419

(a)Remaining payments are for the nine months ending December 31, 2023.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $2.2 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2023.
(c)Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.9 years and 5.4%, respectively, at March 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The strength of new home demand declined beginning in mid-2022 as the Federal Reserve increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher, impacting home affordability and consumer sentiment. As a result, net signups during the first quarter of 2023 decreased by 8% as compared to the comparable prior year period, as such prior year period benefited from a historically low interest rate environment and the tailwinds of pent-up demand from the COVID-19 pandemic. Demand strengthened in the first quarter of 2023, evidenced by a monthly increase in net signups beginning in December 2022 and increasing sequentially through March 2023. This sequential increase in orders in recent months was partially supported by an increase in sales incentives, including mortgage interest rate buydowns and a decrease in mortgage rates. Reflective of these trends, our order backlog in units decreased 34% at March 31, 2023 compared with March 31, 2022 but increased 8% compared with December 31, 2022. Additionally, our home sale revenues increased 15% for the three months ended March 31, 2023 over the comparable prior year period, while our gross margins remained very strong relative to historical levels at 29.1%.

Supply chain constraints that began after the onset of the COVID-19 pandemic have improved, but continue to limit the availability of certain materials and construction labor, which, combined with delays in municipal approvals and inspections, continue to pressure production cycle times of the homes we are constructing. The time required to construct a home was approximately five weeks longer in the first quarter of 2023 compared with the first quarter of 2022, but we have begun to see signs of a normalization in cycle times since the fourth quarter of 2022. The noted supply chain and labor issues have led to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. Lumber, in particular, has experienced heightened volatility in recent years, including significant cost increases in 2021 followed by significant cost decreases in 2022. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. Sales pricing of our homes has remained elevated in 2023, which has allowed us to offset the majority of such cost increases. However, average selling prices decreased sequentially since the fourth quarter of 2022, primarily as a result of increased sales incentives.

As interest rates increased in 2022, we adjusted business practices to support a consistent cadence of house starts and an appropriate inventory of quick move-in homes as we focused on turning our assets and delivering high returns on investment. By achieving an effective balance of price and pace, we realized strong revenues and earnings in the three months ended March 31, 2023. Within an evolving macroeconomic environment, consumers across all buyer segments and price points continued to demonstrate a strong desire for homeownership. We are confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Income before income taxes:
Homebuilding	$688,220	$559,300
Financial Services	13,902	40,593
Income before income taxes	702,122	599,893
Income tax expense	(169,863)	(145,170)
Net income	$532,259	$454,723
Per share data - assuming dilution:
Net income	$2.35	$1.83
•Homebuilding income before income taxes in the three months ended March 31, 2023 increased 23% compared with the same period in 2022. The results are primarily the result of higher closings and average selling prices combined with improved overhead leverage.
•Financial Services income before income taxes in the three months ended March 31, 2023 decreased 66% compared to the same period in 2022, primarily as the result of a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2023, including an industry-wide increase in mortgage incentives.
•Our effective tax rate was 24.2% for both the three months ended March 31, 2023 and 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2023	2023 vs. 2022	2022
Home sale revenues (a)	$3,487,637	15%	$3,032,217
Land sale and other revenues	30,066	(9)%	33,159
Total Homebuilding revenues	3,517,703	15%	3,065,376
Home sale cost of revenues (a) (b)	(2,472,329)	15%	(2,142,978)
Land sale and other cost of revenues	(24,967)	(22)%	(32,002)
Selling, general, and administrative expenses ("SG&A")	(336,518)	2%	(329,022)
Equity income from unconsolidated entities	2,513	(c)	1,221
Other expense, net	1,818	(c)	(3,295)
Income before income taxes	$688,220	23%	$559,300

Supplemental data:
Gross margin from home sales (a)	29.1%	(20) bps	29.3%
SG&A as a percentage of home sale revenues (a)	9.6%	(130) bps	10.9%
Closings (units)	6,394	6%	6,039
Average selling price (a)	$545	9%	$502
Net new orders (d):
Units	7,354	(8)%	7,971
Dollars	$3,789,993	(20)%	$4,731,272
Cancellation rate	17%		9%
Average active communities	879	13%	777
Backlog at March 31:
Units	13,129	(34)%	19,935
Dollars	$7,976,424	(31)%	$11,519,770

(a)All periods reflect the reclassification of closing cost incentives from home sale cost of revenues to homes sale revenues (Note 1).
(b)Includes the amortization of capitalized interest.
(c)Percentage not meaningful
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three months ended March 31, 2023 were higher than the prior year period by $455.4 million. In the three months ended March 31, 2023, the 15% increase resulted from a 6% increase in closings combined with a 9% increase in average selling price. The increase in closings was attributable an increased number of quick move-in or speculative homes to satisfy consumer demand to quickly close on homes due to the volatile interest rate environment and ongoing supply chain challenges. The increased average selling price reflected the impact of continued consumer demand and persistent inflation, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. The year-over-year increases in average selling price occurred in substantially all of our markets.

Home sale gross margins

Home sale gross margins were 29.1% in the three months ended March 31, 2023, compared to 29.3% in the three months ended March 31, 2022. Generally, we were able to maintain pricing to substantially offset increases in house and land costs.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $5.1 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended March 31, 2022.

SG&A

SG&A as a percentage of home sale revenues was 9.6% in the three months ended March 31, 2023 compared with 10.9% for the three months ended March 31, 2022. The gross dollar amount of our SG&A increased $7.5 million, or 2%, for the three months ended March 31, 2023 compared to March 31, 2022.

Other income (expense), net
Other income (expense), net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2023	2022
Write-offs of deposits and pre-acquisition costs	$(5,683)	$(3,510)
Amortization of intangible assets	(2,670)	(2,821)
Interest income	7,096	388
Interest expense	(107)	(86)
Miscellaneous, net	3,182	2,734
Total other income (expense), net	$1,818	$(3,295)

Net new orders

Net new orders in units decreased 8% while net new orders in dollars decreased 20% in the three months ended March 31, 2023, as compared to the prior year period. The decreased net new order volume in 2023 was primarily due to higher cancellation rates (canceled orders for the period divided by gross new orders for the period), which was 17% for the three months ended March 31, 2023 and 9% for the comparable prior year period. Cancellation rates began to increase during the second quarter of 2022 as the market responded to increased home affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 31% at March 31, 2023 compared with March 31, 2022, as a result of the aforementioned lower net new orders and higher cancellation rates.

Homes in production

The following is a summary of our homes in production:

	March 31, 2023	March 31, 2022
Sold	10,487	16,088
Unsold
Under construction	5,334	5,117
Completed	1,051	64
	6,385	5,181
Models	1,367	1,276
Total	18,239	22,545

The number of homes in production at March 31, 2023 was 19% lower than at March 31, 2022. This decrease was primarily attributable to the lower number of sold homes as a result of decreased new orders and higher cancellations, partially offset by an increased number of unsold homes, which reflected our strategic decision to increase starts of speculative units in response to buyer demand for quick move-in homes.

Controlled lots

The following is a summary of our lots under control at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,467	7,607	12,074	4,295	7,502	11,797
Southeast	17,651	23,737	41,388	16,692	23,433	40,125
Florida	25,598	29,494	55,092	26,413	29,667	56,080
Midwest	12,514	13,216	25,730	12,923	13,128	26,051
Texas	19,480	15,995	35,475	20,197	14,438	34,635
West	27,818	12,778	40,596	28,328	14,096	42,424
Total	107,528	102,827	210,355	108,848	102,264	211,112
	51%	49%	100%	52%	48%	100%

Developed (%)	43%	16%	30%	43%	16%	30%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enabled us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $5.5 billion at March 31, 2023.

Homebuilding Segment Operations

As of March 31, 2023, we conducted our operations in 42 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2023	2023 vs. 2022	2022
Home sale revenues (a):
Northeast	$220,538	36%	$162,325
Southeast	628,986	20%	522,851
Florida	1,053,301	44%	730,282
Midwest	392,995	(12)%	446,431
Texas	485,225	11%	436,787
West	706,592	(4)%	733,541
	$3,487,637	15%	$3,032,217
Income (loss) before income taxes (b):
Northeast	$46,797	71%	$27,399
Southeast	145,303	15%	126,132
Florida	270,737	68%	160,694
Midwest	58,904	(9)%	64,743
Texas	80,065	(4)%	83,716
West	99,577	(25)%	133,269
Other homebuilding (c)	(13,163)	64%	(36,653)
	$688,220	23%	$559,300

(a)All periods reflect the reclassification of closing cost incentives to homes sale revenues from home sale cost of revenues (Note 1).
(b)Includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2023	2023 vs. 2022	2022
Closings (units):
Northeast	337	29%	262
Southeast	1,168	14%	1,026
Florida	1,752	22%	1,433
Midwest	757	(20)%	944
Texas	1,308	8%	1,210
West	1,072	(8)%	1,164
	6,394	6%	6,039

Average selling price (a):
Northeast	$654	6%	$620
Southeast	539	6%	510
Florida	601	18%	510
Midwest	519	10%	473
Texas	371	3%	361
West	659	5%	630
	$545	9%	$502

Net new orders - units:
Northeast	385	(9)%	425
Southeast	1,347	1%	1,331
Florida	1,878	—%	1,873
Midwest	1,083	(7)%	1,163
Texas	1,424	(6)%	1,514
West	1,237	(26)%	1,665
	7,354	(8)%	7,971

Net new orders - dollars:
Northeast	$263,139	(11)%	$295,372
Southeast	661,272	(13)%	763,720
Florida	1,044,646	(14)%	1,215,250
Midwest	564,802	(8)%	611,630
Texas	500,498	(22)%	643,209
West	755,636	(37)%	1,202,091
	$3,789,993	(20)%	$4,731,272
(a)All periods reflect the reclassification of closing cost incentives to homes sale revenues from home sale cost of revenues (Note 1).

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2023	2023 vs. 2022	2022
Cancellation rates:
Northeast	9%		5%
Southeast	12%		5%
Florida	17%		9%
Midwest	12%		8%
Texas	21%		13%
West	25%		11%
	17%		9%

Unit backlog:
Northeast	522	(45)%	951
Southeast	2,085	(25)%	2,781
Florida	4,767	(19)%	5,870
Midwest	1,676	(42)%	2,907
Texas	1,905	(44)%	3,403
West	2,174	(46)%	4,023
	13,129	(34)%	19,935

Backlog dollars:
Northeast	$385,259	(40)%	$642,274
Southeast	1,164,103	(27)%	1,598,772
Florida	3,122,519	(12)%	3,534,132
Midwest	958,713	(36)%	1,508,582
Texas	869,073	(42)%	1,500,605
West	1,476,757	(46)%	2,735,405
	$7,976,424	(31)%	$11,519,770

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2023	2022
Land-related charges (a):
Northeast	$25	$102
Southeast	2,359	1,902
Florida	2,013	972
Midwest	430	158
Texas	115	239
West	741	137
	$5,683	$3,510
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.
Northeast

For the first quarter of 2023, Northeast home sale revenues increased by 36% when compared with the prior year period due to a 29% increase in closings combined with a 6% increase in average selling price. The increase in closings and the increase in average selling price occurred across the majority of markets. Income before income taxes increased 71%, primarily due to increased revenues. Net new orders decreased across all markets.

Southeast

For the first quarter of 2023, Southeast home sale revenues increased 20% when compared with the prior year period due to a 14% increase in closings combined with a 6% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 15%, primarily due to the higher revenues. Net new orders increased across the majority of markets.

Florida

For the first quarter of 2023, Florida home sale revenues increased 44% when compared with the prior year period due to a 22% increase in closings combined with an 18% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 68%, primarily due to increased revenues across all markets. The increase in net new orders was concentrated in Orlando as the result of new community openings.

Midwest

For the first quarter of 2023, Midwest home sale revenues decreased 12% when compared with the prior year period due to a 20% decrease in closings partially offset by a 10% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes decreased 9%, primarily due to the lower revenues. Net new orders decreased as the result of challenged demand conditions.

Texas

For the first quarter of 2023, Texas home sale revenues increased 11% when compared with the prior year period due to an 8% increase in closings combined with a 3% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 4%, primarily due to decreased gross margins across all markets. Net new orders decreased across the majority of markets.

West

For the first quarter of 2023, West home sale revenues decreased 4% when compared with the prior year period due to an 8% decrease in closings partially offset by a 5% increase in average selling price. The decrease in closings occurred across the majority of markets, while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 25%, primarily due to decreased revenues and gross margins. Net new orders decreased across the majority of markets.

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

	Three Months Ended
	March 31,
	2023	2023 vs. 2022	2022
Mortgage revenues	$31,765	(50)%	$63,155
Title services revenues	18,495	16%	15,962
Insurance brokerage commissions	7,678	53%	5,026
Total Financial Services revenues	57,938	(31)%	84,143
Expenses	(44,036)	1%	(43,486)
Other income (expense), net	—	(a)	(64)
Income before income taxes	$13,902	(66)%	$40,593
Total originations:
Loans	3,869	(5)%	4,057
Principal	$1,516,450	(2)%	$1,539,897

(a)Percentage not meaningful.

	Three Months Ended
	March 31,
	2023	2022
Supplemental data:
Capture rate	78.3%	81.0%
Average FICO score	747	750
Funded origination breakdown:
Government (FHA, VA, USDA)	20%	20%
Other agency	75%	72%
Total agency	95%	92%
Non-agency	5%	8%
Total funded originations	100%	100%

Revenues

The demand for refinancing within the mortgage industry waned in 2022 and has remained low in 2023 as mortgage interest rates began to sharply rise and remained high, which led to an increase in competition among lenders and lower margins per loan. As a result, total Financial Services revenues for the three months ended March 31, 2023 decreased 31% compared with the same period in 2022. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

Income before income taxes in the three months ended March 31, 2023 decreased 66% compared to the same period in 2022, primarily due to a lower capture rate and revenue per loan due to increased competitiveness in the mortgage industry in 2023, including an industry-wide increase in mortgage incentives.

Income Taxes

Our effective income tax rate was 24.2% for both the three months ended March 31, 2023 and 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

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

At March 31, 2023, we had unrestricted cash and equivalents of $1.3 billion, restricted cash balances of $48.8 million, and $961.2 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 18.1% at March 31, 2023, compared with 18.7% at December 31, 2022. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a broad portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk. In response to recent volatility in the banking system, we have shifted a larger percentage of our cash and equivalents to money market funds to reduce the balances held in bank accounts.

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

Unsecured senior notes

We had $2.0 billion of unsecured senior notes outstanding at both March 31, 2023 and December 31, 2022 with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $51.0 million and $55.2 million at March 31, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2023, we had no borrowings outstanding, $288.8 million of letters of credit issued, and $961.2 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At March 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $80.6 million of which $42.0 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains the Repurchase Agreement with third-party lenders that matures on July 27, 2023. The maximum aggregate commitment was $360.0 million at March 31, 2023 and will increase to $500.0 million on June 26, 2023 through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2023, Pulte Mortgage had $324.4 million outstanding at a weighted average interest rate of 6.18% and $35.6 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration on July 27, 2023, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

In the three months ended March 31, 2023, we declared cash dividends totaling $36.1 million and repurchased 2.8 million shares under our repurchase authorization for $150.0 million. In the three months ended March 31, 2022, we declared cash dividends totaling $36.5 million and repurchased 10.3 million shares under our repurchase authorization for $500.0 million. On January 31, 2022, the Board of Directors approved an additional share repurchase authorization of $1.0 billion. At March 31, 2023, we had remaining authorization to repurchase $232.9 million of common shares. This repurchase authorization was increased by $1.0 billion on April 24, 2023.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2023, we had outstanding letters of credit totaling $288.8 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.1 billion at March 31, 2023, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2023, these agreements had an aggregate remaining purchase price of $5.5 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At March 31, 2023, outstanding deposits totaled $485.7 million, of which $14.4 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of March 31, 2023 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2023 was $711.4 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from operations for the three months ended March 31, 2023 were primarily due to net income of $532.3 million along with a seasonal $256.4 million decrease in residential mortgage loans available for sale, offset by a net increase in inventories of $85.4 million, which was primarily attributable to extended house production cycle times combined with investment in land inventory.

Net cash provided by operating activities in the three months ended March 31, 2022 was $207.7 million. The positive cash flow from operations in three months ended March 31, 2022 was primarily due to our net income of $454.7 million along with a seasonal $436.9 million decrease in residential mortgage loans available for sale, partially offset by a net increase in inventories of $814.8 million, which was primarily attributable to higher house inventory in production resulting from the higher order backlog combined with investment in land inventory to support future growth.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2023 was $24.2 million. These cash outflows primarily related to capital expenditures of $23.7 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the three months ended March 31, 2022 was $48.0 million. These cash outflows in 2022 primarily related to a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group as well as capital expenditures of $30.7 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2023 totaled $454.9 million. These cash outflows resulted primarily from the repurchase of 2.8 million common shares for $150.0 million under our share repurchase authorization, payments of $36.4 million in cash dividends, and net repayments of $262.3 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Net cash used in financing activities in the three months ended March 31, 2022 totaled $781.4 million. These cash outflows resulted primarily from the repurchase of 10.3 million common shares for $500.0 million under our share repurchase authorization, payments of $37.8 million in cash dividends, and net repayments of of $230.0 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, changes in mortgage interest rates, and other macroeconomic factors, our quarterly results for 2023 and 2022 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of March 31, 2023, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that such Guarantor:

(a) incurred the guarantee with the intent of hindering, delaying or defrauding creditors; or

(b) received less than reasonably equivalent value or fair consideration in return for incurring the guarantee and, in the case of any one of the following being true at the time thereof:

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	March 31, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$1,161,828	$786,073
House and land inventory	11,087,989	10,925,830
Amount due from Non-Guarantor Subsidiaries	563,555	674,898
Total assets	13,528,748	13,074,398

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,736,283	$2,785,286
Notes payable	2,041,637	2,045,527
Total liabilities	5,021,345	5,049,079

	Three Months Ended
	March 31,
Summarized Statement of Operations Data	2023	2022
Revenues	$3,444,704	$2,979,947
Cost of revenues	2,435,992	2,109,024
Selling, general, and administrative expenses	322,134	319,439
Income before income taxes	678,844	543,227

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the three months ended March 31, 2023 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2023 ($000’s omitted):

	As of March 31, 2023 for the Years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$16,218	$31,165	$—	$503,595	$500,000	$1,000,000	$2,050,978	$2,120,458
Average interest rate	3.27%	4.64%	—%	5.49%	5.00%	6.71%	5.94%

Variable rate debt (a)	$324,447	$—	$—	$—	$—	$—	$324,447	$324,447
Average interest rate	6.18%	—%	—%	—%	—%	—%	6.18%

(a) Includes the Pulte Mortgage Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at March 31, 2023.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry changes or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; labor supply shortages and the cost of labor; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; out inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks related to information technology failures or data security issues; failure to retain key personnel; the disruptions associated with the COVID-19 pandemic (or another epidemic or pandemic or similar public threat or fear of such an event), and the measures taken to address it; the effect of cybersecurity incidents and threats; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2023 to January 31, 2023	601,651	$49.84	601,651	$352,912
February 1, 2023 to February 28, 2023	933,107	$55.88	933,107	$300,766
March 1, 2023 to March 31, 2023	1,227,517	$55.29	1,227,517	$232,897
Total	2,762,275	$54.30	2,762,275

(1)     During 2023, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion on January 31, 2022. There is no expiration date for this program, under which $232.9 million remained as of March 31, 2023. This repurchase authorization was increased by $1.0 billion on April 24, 2023. During 2023, we repurchased 2.8 million shares for a total of $150.0 million under this program.

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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 25, 2023