Form 10-Q
period 2023-06-30
PULTEGROUP INC/MI/
filed 2023-07-25
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
Number of common shares outstanding as of July 18, 2023: 219,445,457

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash and equivalents	$1,728,713	$1,053,104
Restricted cash	49,067	41,449
Total cash, cash equivalents, and restricted cash	1,777,780	1,094,553
House and land inventory	11,335,048	11,326,017
Land held for sale	34,324	42,254
Residential mortgage loans available-for-sale	432,481	677,207
Investments in unconsolidated entities	151,295	146,759
Other assets	1,295,539	1,291,572
Goodwill	68,930	68,930
Other intangible assets	61,583	66,875
Deferred tax assets	68,936	82,348
	$15,225,916	$14,796,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$543,419	$565,975
Customer deposits	797,249	783,556
Deferred tax liabilities	295,438	215,446
Accrued and other liabilities	1,536,010	1,685,202
Financial Services debt	315,583	586,711
Notes payable	2,033,192	2,045,527
	5,520,891	5,882,417
Shareholders' equity	9,705,025	8,914,098
	$15,225,916	$14,796,515

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Homebuilding
Home sale revenues	$4,058,930	$3,763,167	$7,546,567	$6,795,384
Land sale and other revenues	37,604	33,810	67,671	66,969
	4,096,534	3,796,977	7,614,238	6,862,353
Financial Services	92,219	82,775	150,156	166,918
Total revenues	4,188,753	3,879,752	7,764,394	7,029,271

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,856,361)	(2,584,922)	(5,328,690)	(4,727,900)
Land sale and other cost of revenues	(32,494)	(31,656)	(57,461)	(63,657)
	(2,888,855)	(2,616,578)	(5,386,151)	(4,791,557)

Financial Services expenses	(46,778)	(43,847)	(90,813)	(87,333)
Selling, general, and administrative expenses	(314,637)	(351,256)	(651,156)	(680,279)
Equity income from unconsolidated entities	944	723	3,456	1,944
Other income (expense), net	13,586	(4,221)	15,405	(7,580)
Income before income taxes	953,013	864,573	1,655,135	1,464,466
Income tax expense	(232,668)	(212,138)	(402,531)	(357,308)
Net income	$720,345	$652,435	$1,252,604	$1,107,158

Per share:
Basic earnings	$3.23	$2.74	$5.58	$4.56
Diluted earnings	$3.21	$2.73	$5.55	$4.54
Cash dividends declared	$0.16	$0.15	$0.32	$0.30

Number of shares used in calculation:
Basic	222,160	236,328	223,635	241,036
Effect of dilutive securities	1,232	1,318	1,031	1,193
Diluted	223,392	237,646	224,666	242,229

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$720,345	$652,435	$1,252,604	$1,107,158

Other comprehensive income, net of tax:
Change in value of derivatives	—	20	—	45
Other comprehensive income	—	20	—	45

Comprehensive income	$720,345	$652,455	$1,252,604	$1,107,203

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2023	223,522	$2,235	$3,345,005	$—	$5,916,569	$9,263,809
Share issuances	30	—	—	—	—	—
Dividends declared	—	—	—	—	(35,633)	(35,633)
Share repurchases	(3,660)	(36)	—	—	(249,964)	(250,000)
Excise tax on share repurchases	—	—	—	—	(2,480)	(2,480)
Cash paid for shares withheld for taxes	—	—	—	—	(329)	(329)
Share-based compensation	—	—	9,313	—		9,313
Net income	—	—	—	—	720,345	720,345
Other comprehensive income	—	—	—	—		—
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$—	$6,348,508	$9,705,025

Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
Share issuances	473	4	4,838	—	—	4,842
Dividends declared	—	—	—	—	(71,772)	(71,772)
Share repurchases	(6,421)	(63)	—	—	(399,937)	(400,000)
Excise tax on share repurchases	—	—	—	—	(3,701)	(3,701)
Cash paid for shares withheld for taxes	—	—	—	—	(10,388)	(10,388)
Share-based compensation	—	—	19,342	—	—	19,342
Net income	—	—	—	—	1,252,604	1,252,604
Other comprehensive income	—	—	—	—	—	—
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$—	$6,348,508	$9,705,025

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2022	239,622	$2,396	$3,309,912	$(20)	$4,100,976	$7,413,264
Share issuances	48	—	—	—	—	—
Dividends declared	—	—	—	—	(35,514)	(35,514)
Share repurchases	(7,100)	(70)	—	—	(294,157)	(294,227)
Cash paid for shares withheld for taxes	—	—	—	—	—	—
Share-based compensation	—	—	9,238	—	—	9,238
Net income	—	—	—	—	652,435	652,435
Other comprehensive income	—	—	—	20	—	20
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216

Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	634	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(72,026)	(72,026)
Share repurchases	(17,390)	(173)	—	—	(794,054)	(794,227)
Cash paid for shares withheld for taxes	—	—	—	—	(13,614)	(13,614)
Share-based compensation	—	—	22,335	—	—	22,335
Net income	—	—	—	—	1,107,158	1,107,158
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,252,604	$1,107,158
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	93,389	20,823
Land-related charges	10,110	8,013
Depreciation and amortization	39,204	33,393
Equity income from unconsolidated entities	(3,456)	(1,944)
Distributions of income from unconsolidated entities	4,564	1,150
Share-based compensation expense	27,960	29,640
Other, net	(161)	736
Increase (decrease) in cash due to:
Inventories	52,001	(1,683,129)
Residential mortgage loans available-for-sale	244,516	393,350
Other assets	(6,602)	(87,569)
Accounts payable, accrued and other liabilities	(263,546)	280,722
Net cash provided by operating activities	1,450,583	102,343
Cash flows from investing activities:
Capital expenditures	(45,076)	(62,557)
Investments in unconsolidated entities	(7,858)	(50,480)
Distributions of capital from unconsolidated entities	2,216	3,010
Business acquisition	—	(10,400)
Other investing activities, net	(3,278)	(2,713)
Net cash used in investing activities	(53,996)	(123,140)
Cash flows from financing activities:
Repayments of notes payable	(17,305)	(4,152)
Borrowings under revolving credit facility	—	110,000
Repayments under revolving credit facility	—	(110,000)
Financial Services repayments, net	(271,128)	(183,307)
Debt issuance costs	—	(11,167)
Proceeds from liabilities related to consolidated inventory not owned	91,354	—
Payments related to consolidated inventory not owned	(33,577)	—
Share repurchases	(400,000)	(794,227)
Cash paid for shares withheld for taxes	(10,389)	(13,614)
Dividends paid	(72,315)	(74,197)
Net cash used in financing activities	(713,360)	(1,080,664)
Net increase (decrease) in cash, cash equivalents, and restricted cash	683,227	(1,101,461)
Cash, cash equivalents, and restricted cash at beginning of period	1,094,553	1,833,565
Cash, cash equivalents, and restricted cash at end of period	$1,777,780	$732,104

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$2,757	$230
Income taxes paid (refunded), net	$380,527	$290,571

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

Reclassifications

Effective with our first quarter 2023 reporting, we reclassified our closing cost incentives provided to customers, including seller-paid financing costs, from home sale cost of revenues to home sale revenues. All prior period amounts have been reclassified to conform to the current presentation. As a result, all sales incentives provided to customers are classified as a reduction of home sale revenues. This reclassification had the effect of reducing both home sale revenues and home sale cost of revenues by the amount of such closing cost incentives, which totaled $46.4 million and $84.5 million for the three and six months ended June 30, 2022, respectively.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Write-offs of deposits and pre-acquisition costs	$(1,490)	$(4,503)	$(7,173)	$(8,013)
Amortization of intangible assets	(2,623)	(2,766)	(5,293)	(5,587)
Interest income	15,302	290	22,398	678
Interest expense	(120)	(65)	(227)	(150)
Miscellaneous, net	2,517	2,823	5,700	5,492
Other income (expense), net	$13,586	$(4,221)	$15,405	$(7,580)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $797.2 million and $783.6 million at June 30, 2023 and December 31, 2022, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $66.3 million and $57.3 million at June 30, 2023 and December 31, 2022, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2023 and December 31, 2022, residential mortgage loans available-for-sale had an aggregate fair value of $432.5 million and $677.2 million, respectively, and an aggregate outstanding principal balance of $435.5 million and $680.5 million, respectively. Net gains from the sale of mortgages were $48.6 million and $45.1 million for the three months ended June 30, 2023 and 2022, respectively, and $69.2 million and $97.5 million for the six months ended June 30, 2023 and 2022, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At June 30, 2023 and December 31, 2022, we had aggregate IRLCs of $627.3 million and $653.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2023 and December 31, 2022, we had unexpired forward contracts of $908.0 million and $1.0 billion, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$95.7 million and $285.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2023		December 31, 2022
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$4,742	$7,371	$10,830	$1,572
Forward contracts	6,777	107	4,144	20,853
Whole loan commitments	33	99	806	165
	$11,552	$7,577	$15,780	$22,590

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$720,345	$652,435	$1,252,604	$1,107,158
Less: earnings distributed to participating securities	(122)	(217)	(248)	(434)
Less: undistributed earnings allocated to participating securities	(2,365)	(3,672)	(4,597)	(6,721)
Numerator for basic earnings per share	$717,858	$648,546	$1,247,759	$1,100,003
Add back: undistributed earnings allocated to participating securities	2,365	3,672	4,597	6,721
Less: undistributed earnings reallocated to participating securities	(2,347)	(3,644)	(4,565)	(6,677)
Numerator for diluted earnings per share	$717,876	$648,574	$1,247,791	$1,100,047

Denominator:
Basic shares outstanding	222,160	236,328	223,635	241,036
Effect of dilutive securities	1,232	1,318	1,031	1,193
Diluted shares outstanding	223,392	237,646	224,666	242,229

Earnings per share:
Basic	$3.23	$2.74	$5.58	$4.56
Diluted	$3.21	$2.73	$5.55	$4.54

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At June 30, 2023 and December 31, 2022, we reported $191.5 million and $222.9 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of June 30, 2023.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2023	December 31, 2022
Homes under construction	$5,216,185	$5,440,186
Land under development	5,341,632	5,134,432
Raw land	633,929	679,341
Consolidated inventory not owned (a)	143,302	72,058
	$11,335,048	$11,326,017

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest in inventory, beginning of period	$141,271	$158,670	$137,262	$160,756
Interest capitalized	31,927	31,338	63,729	62,921
Interest expensed	(31,204)	(38,454)	(58,997)	(72,123)
Interest in inventory, end of period	$141,994	$151,554	$141,994	$151,554

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2023 or December 31, 2022 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2023 and December 31, 2022 ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2023		December 31, 2022
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$233,216	$2,063,990	$213,895	$2,130,398
Other land options	290,421	4,026,806	264,860	3,269,843
	$523,637	$6,090,796	$478,755	$5,400,241

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues (a):
Northeast	$229,371	$245,167	$450,020	$407,494
Southeast	732,328	582,671	1,362,629	1,105,909
Florida	1,228,474	981,480	2,305,588	1,740,781
Midwest	474,460	548,229	868,329	996,131
Texas	613,838	564,027	1,100,231	1,002,881
West	818,063	875,403	1,527,441	1,609,157
	4,096,534	3,796,977	7,614,238	6,862,353
Financial Services	92,219	82,775	150,156	166,918
Consolidated revenues	$4,188,753	$3,879,752	$7,764,394	$7,029,271

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Northeast	$51,165	$59,971	$97,962	$87,370
Southeast	179,707	152,257	325,010	278,389
Florida	318,066	247,435	588,803	408,129
Midwest	78,381	88,323	137,285	153,066
Texas	126,054	134,133	206,119	217,849
West	100,423	184,788	200,000	318,057
Other homebuilding (b)	52,722	(42,409)	39,559	(79,062)
	906,518	824,498	1,594,738	1,383,798
Financial Services	46,495	40,075	60,397	80,668
Consolidated income before income taxes	$953,013	$864,573	$1,655,135	$1,464,466

(a)All periods reflect the reclassification of closing cost incentives to homes sale revenues from home sale cost of revenues (Note 1).
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $64.9 million in the three months ended June 30, 2023.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Land-related charges (a):
Northeast	$44	$100	$69	$202
Southeast	668	1,933	3,027	3,835
Florida	79	641	2,092	1,612
Midwest	174	944	604	1,102
Texas	214	294	329	534
West	3,059	591	3,800	728
Other homebuilding	189	—	189	—
	$4,427	$4,503	$10,110	$8,013

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2023
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$338,842	$293,920	$31,964	$—	$664,726	$786,086
Southeast	767,132	639,701	76,021	18,783	1,501,637	1,736,533
Florida (a)	1,464,521	1,120,496	114,180	69,064	2,768,261	3,302,542
Midwest	602,652	678,726	16,004	3,355	1,300,737	1,452,201
Texas	549,870	656,743	162,169	52,100	1,420,882	1,585,906
West	1,464,536	1,660,002	222,409	—	3,346,947	3,621,954
Other homebuilding (b)	28,632	292,044	11,182	—	331,858	2,125,642
	5,216,185	5,341,632	633,929	143,302	11,335,048	14,610,864
Financial Services	—	—	—	—	—	615,052
	$5,216,185	$5,341,632	$633,929	$143,302	$11,335,048	$15,225,916

	December 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$321,687	$241,897	$45,455	$—	$609,039	$700,413
Southeast	793,539	544,867	102,336	20,169	1,460,911	1,668,053
Florida (a)	1,417,657	1,081,836	125,253	51,889	2,676,635	3,195,091
Midwest	523,194	689,541	22,467	—	1,235,202	1,382,227
Texas	690,622	726,342	133,300	—	1,550,264	1,735,683
West	1,662,251	1,528,863	238,758	—	3,429,872	3,771,808
Other homebuilding (b)	31,236	321,086	11,772	—	364,094	1,470,919
	5,440,186	5,134,432	679,341	72,058	11,326,017	13,924,194
Financial Services	—	—	—	—	—	872,321
	$5,440,186	$5,134,432	$679,341	$72,058	$11,326,017	$14,796,515

(a)Florida includes goodwill of $28.6 million, net of cumulative impairment charges of $20.2 million.
(b)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, and other corporate items that are not allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2023	December 31, 2022
5.500% unsecured senior notes due March 2026 (a)	$500,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	500,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(8,981)	(9,701)
Total senior notes	$1,991,019	$1,990,299
Other notes payable	42,173	55,228
Notes payable	$2,033,192	$2,045,527
Estimated fair value	$2,085,593	$2,079,218

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $42.2 million and $55.2 million at June 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. We recorded $17.7 million and $4.5 million of inventory financed by sellers in the six months ended June 30, 2023 and 2022, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2023, we had no borrowings outstanding, $285.0 million of letters of credit issued, and $965.0 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At June 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $81.0 million, of which $39.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on July 27, 2023. The maximum aggregate commitment was $500.0 million at June 30, 2023, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2023, Pulte Mortgage had $315.6 million outstanding at a weighted average interest rate of 6.68% and $184.4 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the six months ended June 30, 2023, we declared cash dividends totaling $71.8 million and repurchased 6.4 million shares under our repurchase authorization for $400.0 million. In the six months ended June 30, 2022, we declared cash dividends totaling $72.0 million and repurchased 17.4 million shares under our repurchase authorization for $794.2 million. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At June 30, 2023, we had remaining authorization to repurchase $982.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2023 and 2022, participants surrendered shares valued at $10.4 million and $13.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 24.4% and 24.3% for the three and six months ended June 30, 2023, respectively, compared with 24.5% and 24.4%, respectively, for the same periods in 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

At June 30, 2023 and December 31, 2022, we had net deferred tax liabilities of $226.5 million and $133.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $58.7 million and $23.6 million of gross unrecognized tax benefits at June 30, 2023 and December 31, 2022, respectively. Additionally, we had accrued interest and penalties of $5.1 million and $4.1 million at June 30, 2023 and December 31, 2022, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2023	December 31, 2022

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$432,481	$677,207
IRLCs	Level 2	(2,629)	9,258
Forward contracts	Level 2	6,670	(16,709)
Whole loan commitments	Level 2	(66)	641

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$6,435	$10,873

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,777,780	$1,094,553
Financial Services debt	Level 2	315,583	586,711
Senior notes payable	Level 2	2,043,420	2,023,990
Other notes payable	Level 2	42,173	55,228

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.0 billion at both June 30, 2023 and December 31, 2022.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $285.0 million and $2.2 billion, respectively, at June 30, 2023 and $303.4 million and $2.2 billion, respectively, at December 31, 2022. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Warranty liabilities, beginning of period	$105,980	$106,640	$108,348	$107,117
Reserves provided	24,815	23,866	45,186	43,558
Payments	(26,195)	(22,655)	(50,329)	(42,329)
Other adjustments	1,536	2,754	2,931	2,259
Warranty liabilities, end of period	$106,136	$110,605	$106,136	$110,605

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our insurance coverage requires a per occurrence retention up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $605.2 million and $635.9 million at June 30, 2023 and December 31, 2022, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 77% and 74% of the total general liability reserves at June 30, 2023 and December 31, 2022, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $64.9 million during the three months ended June 30, 2023 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$652,745	$644,278	$635,857	$627,067
Reserves provided	25,351	23,705	49,472	43,542
Adjustments to previously recorded reserves	(64,856)	1,919	(65,421)	4,058
Payments, net (a)	(8,048)	(17,216)	(14,716)	(21,981)
Balance, end of period	$605,192	$652,686	$605,192	$652,686

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $39.7 million and $43.7 million at June 30, 2023 and December 31, 2022, respectively. Those receivables relate to costs incurred to perform

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $73.0 million and $88.8 million at June 30, 2023, respectively, and $73.5 million and $90.1 million at December 31, 2022, respectively. In the three and six months ended June 30, 2023, we recorded an additional $4.4 million and $8.3 million, respectively, of lease liabilities under operating leases, and $3.7 million and $4.2 million in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2023 totaled $6.0 million and $11.3 million, respectively, and $5.6 million and $11.1 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and six months ended June 30, 2023 our total lease expense was $14.3 million and $28.5 million, respectively, and $13.4 million and $26.2 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $3.2 million and $6.2 million in the three and six months ended June 30, 2023, respectively, and $2.2 million and $4.4 million in the comparable prior year periods, as well as short-term lease costs of $4.5 million and $8.7 million in the three and six months ended June 30, 2023 respectively, and $5.5 million and $10.5 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of June 30, 2023 were as follows ($000's omitted):

Years Ending December 31,
2023 (a)	$15,114
2024	24,329
2025	16,801
2026	12,885
2027	10,240
Thereafter	17,256
Total lease payments (b)	96,625
Less: Interest (c)	(7,861)
Present value of lease liabilities (d)	$88,764

(a)Remaining payments are for the six months ending December 31, 2023.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $5.8 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2023.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.9 years and 4.0%, respectively, at June 30, 2023.

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

Demand for new homes declined beginning in mid-2022 as the Federal Reserve repeatedly increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher and negatively impacted home affordability and consumer sentiment. However, new home sales began to strengthen in early 2023, evidenced by an increase in our net new orders and closings of 24% and 5%, respectively, for the three months ended June 30, 2023 over the comparable prior year period. The demand for new homes has strengthened as the result of limited supplies of existing home inventories in combination with the market adjusting to the higher interest rate environment. While affordability challenges for housing remain due to the higher interest rates, cost increases, and general inflation in recent years, we have responded by adjusting sales prices where necessary and focusing sales incentives on mortgage interest rate buydowns, which have supported the increase in our net new orders. Additionally, the rate of customer cancellation of orders that spiked in late 2022 in response to inflation and interest rate increases have now normalized to historical levels.

Supply chain constraints that began after the onset of the COVID-19 pandemic have improved but continue to limit the availability of certain materials and construction labor, which, combined with delays in municipal approvals and inspections, continue to pressure production cycle times of the homes we are constructing. The time required to construct a home was approximately three weeks longer in the second quarter of 2023 compared with the second quarter of 2022. However, we have begun to see improvement in cycle times since late 2022 and into 2023, with sequential improvement since the first quarter of 2023. The noted supply chain and labor issues have also led to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. Lumber, in particular, experienced heightened volatility in 2020 through 2022 and has recently experienced an increase in price primarily due to wildfires in Canada, which may pressure costs for the remainder of the year. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. To date in 2023, the strong demand environment has allowed us to largely offset the majority of such cost increases through the sales prices of our homes.

As interest rates increased in 2022, we adjusted business practices to support a consistent cadence of house starts and an appropriate inventory of quick move-in homes as we focused on turning our assets and delivering high returns on investment. By achieving an effective balance of price and pace, we realized strong revenues and earnings in the three and six months ended June 30, 2023. Within an evolving macroeconomic environment, consumers across all buyer segments and price points continued to demonstrate a strong desire for homeownership. As a result, we have increased our housing starts in recent months and are also increasing our planned investments in future land acquisition and development. We are confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income before income taxes:
Homebuilding	$906,518	$824,498	$1,594,738	$1,383,798
Financial Services	46,495	40,075	60,397	80,668
Income before income taxes	953,013	864,573	1,655,135	1,464,466
Income tax expense	(232,668)	(212,138)	(402,531)	(357,308)
Net income	$720,345	$652,435	$1,252,604	$1,107,158
Per share data - assuming dilution:
Net income	$3.21	$2.73	$5.55	$4.54
•Homebuilding income before income taxes in the three and six months ended June 30, 2023 increased 10% and 15%, respectively, compared with the same periods in 2022. The increases are primarily the result of higher closings and average selling prices combined with improved overhead leverage. Results for the three months ended June 30, 2023 include insurance reserve reversals of $64.9 million.
•Financial Services income before income taxes in the three and six months ended June 30, 2023 increased 16% and decreased 25%, respectively, compared with the same periods in 2022. The increase during the three months ended June 30, 2023 when compared with the prior year period was primarily due to higher revenues per loan resulting from the higher average selling price within Homebuilding. The decrease during the six months ended June 30, 2023 when compared with the prior year period is primarily attributable to relative weakness during the first quarter of 2023 as a result of a lower capture rate and revenue per loan due to competitiveness in the mortgage industry.
•Our effective tax rate in the three and six months ended June 30, 2023 was 24.4% and 24.3%, respectively, compared with 24.5% and 24.4%, respectively, for the same periods in 2022.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Home sale revenues (a)	$4,058,930	8%	$3,763,167	$7,546,567	11%	$6,795,384
Land sale and other revenues	37,604	11%	33,810	67,671	1%	66,969
Total Homebuilding revenues	4,096,534	8%	3,796,977	7,614,238	11%	6,862,353
Home sale cost of revenues (a) (b)	(2,856,361)	11%	(2,584,922)	(5,328,690)	13%	(4,727,900)
Land sale and other cost of revenues	(32,494)	3%	(31,656)	(57,461)	(10)%	(63,657)
Selling, general, and administrative expenses ("SG&A") (e)	(314,637)	(10)%	(351,256)	(651,156)	(4)%	(680,279)
Equity income from unconsolidated entities	(110)	(c)	(427)	2,402	(c)	794
Other income (expense), net	13,586	(c)	(4,218)	15,405	(c)	(7,513)
Income before income taxes	$906,518	10%	$824,498	$1,594,738	15%	$1,383,798

Supplemental data:
Gross margin from home sales (a)	29.6%	(170) bps	31.3%	29.4%	(100) bps	30.4%
SG&A as a percentage of home sale revenues (e)	7.8%	(250) bps	9.3%	8.6%	(140) bps	10.0%
Closings (units)	7,518	5%	7,177	13,912	5%	13,216
Average selling price (a)	$540	3%	$524	$542	5%	$514
Net new orders:
Units	7,947	24%	6,418	15,301	6%	14,389
Dollars (d)	$4,271,008	9%	$3,903,999	$8,061,001	(7)%	$8,635,271
Cancellation rate	13%		15%	15%		12%
Average active communities	903	14%	791	891	14%	784
Backlog at June 30:
Units				13,558	(29)%	19,176
Dollars				$8,188,502	(29)%	$11,614,167

(a)All periods reflect the reclassification of closing cost incentives from home sale cost of revenues to home sale revenues (see Note 1).
(b)Includes the amortization of capitalized interest.
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
(e)Includes insurance reserve reversals of $64.9 million for the three months ended June 30, 2023 (see Note 8).

Home sale revenues

Home sale revenues in the three and six months ended June 30, 2023 were higher than the prior year period by $295.8 million and $751.2 million, respectively. In the three months ended June 30, 2023, the 8% increase resulted from a 5% increase in closings combined with a 3% increase in average selling price. In the six months ended June 30, 2023, the 11% increase resulted from a 5% increase in closings combined with a 5% increase in average selling price. The increases in closings were attributable to an increased number of quick move-in speculative homes to satisfy consumer demand to quickly close on homes due to the volatile interest rate environment and supply chain challenges. The increases in average selling price reflected the impact of continued consumer demand and persistent inflation, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. The year-over-year increases in average selling price occurred in the majority of our markets.

Home sale gross margins

Home sale gross margins were 29.6% and 29.4% in the three and six months ended June 30, 2023, respectively, compared with 31.3% and 30.4% in the three and six months ended June 30, 2022, respectively. Generally, we were able to maintain pricing to substantially offset increases in house and land costs.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $5.1 million and $10.2 million for the three and six months ended June 30, 2023, respectively, compared with $2.2 million and $3.3 million for the three and six months ended June 30, 2022, respectively.

SG&A

SG&A as a percentage of home sale revenues was 7.8% and 8.6% in the three and six months ended June 30, 2023, respectively, compared with 9.3% and 10.0% for the three and six months ended June 30, 2022, respectively. The gross dollar amount of our SG&A decreased $36.6 million, or 10%, for the three months ended June 30, 2023 compared with the prior year period, and decreased $29.1 million, or 4%, for the six months ended June 30, 2023 compared with the prior year period. The decreases in gross dollars in 2023 resulted primarily from insurance reserve reversals of $64.9 million recorded in the three months ended June 30, 2023, partially offset by other overhead costs to support growth expectations.

Other income (expense), net
Other income (expense), net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Write-offs of deposits and pre-acquisition costs	$(1,490)	$(4,503)	$(7,173)	$(8,013)
Amortization of intangible assets	(2,623)	(2,766)	(5,293)	(5,587)
Interest income	15,302	290	22,398	678
Interest expense	(120)	(65)	(227)	(150)
Miscellaneous, net	2,517	2,826	5,700	5,559
Total other income (expense), net	$13,586	$(4,218)	$15,405	$(7,513)

Net new orders

Net new orders in units increased 24% while net new orders in dollars increased 9% in the three months ended June 30, 2023, as compared with the prior year period. Net new orders in units increased 6% while net new orders in dollars decreased 7% for the six months ended June 30, 2023 as compared with the prior year period. The increased net new order volume in 2023 was primarily due to improved demand combined with better availability of quick move-in speculative homes. Net new orders in dollars increased a smaller amount than the increase in units as the result of both an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 13% and 15% for the three and six months ended June 30, 2023, respectively, and 15% and 12% for the comparable prior year periods. Cancellation rates began to increase in mid-2022 as the market responded to increased home affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. However, cancellation rates have normalized thus far in 2023 back to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 29% at June 30, 2023 compared with June 30, 2022, as a result of the aforementioned decline in net new orders beginning in mid-2022 combined with a large number of deliveries of previously ordered homes in the second half of 2022. Backlog has increased sequentially since December 31, 2022 due to the aforementioned increase in net new orders in 2023.

Homes in production

The following is a summary of our homes in production:

	June 30, 2023	June 30, 2022
Sold	10,725	16,560
Unsold
Under construction	5,028	6,598
Completed	987	191
	6,015	6,789
Models	1,382	1,286
Total	18,122	24,635

The number of homes in production at June 30, 2023 was 26% lower than at June 30, 2022. This decrease resulted from the lower order backlog caused by the lower number of sold homes and higher cancellations in the second half of 2022 following the significant increase in mortgage interest rates. This decrease was partially offset by an increased number of completed unsold homes, which reflected our strategic decision to increase starts of speculative units in response to buyer demand for quick move-in homes.

Controlled lots

The following is a summary of our lots under control at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,368	7,981	12,349	4,295	7,502	11,797
Southeast	17,361	25,524	42,885	16,692	23,433	40,125
Florida	24,830	33,419	58,249	26,413	29,667	56,080
Midwest	12,693	12,517	25,210	12,923	13,128	26,051
Texas	18,034	18,267	36,301	20,197	14,438	34,635
West	26,842	12,580	39,422	28,328	14,096	42,424
Total	104,128	110,288	214,416	108,848	102,264	211,112
	49%	51%	100%	52%	48%	100%

Developed (%)	45%	16%	30%	43%	16%	30%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.1 billion at June 30, 2023.

Homebuilding Segment Operations

As of June 30, 2023, we conducted our operations in 44 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Home sale revenues (a):
Northeast	$229,263	(6)%	$245,113	$449,801	10%	$407,438
Southeast	730,214	25%	582,112	1,359,200	23%	1,104,963
Florida	1,208,112	26%	956,341	2,261,414	34%	1,686,623
Midwest	474,160	(13)%	547,265	867,154	(13)%	993,696
Texas	601,303	7%	560,106	1,086,528	9%	996,893
West	815,878	(6)%	872,230	1,522,470	(5)%	1,605,771
	$4,058,930	8%	$3,763,167	$7,546,567	11%	$6,795,384
Income (loss) before income taxes (b):
Northeast	$51,165	(15)%	$59,971	$97,962	12%	$87,370
Southeast	179,707	18%	152,257	325,010	17%	278,389
Florida	318,066	29%	247,435	588,803	44%	408,129
Midwest	78,381	(11)%	88,323	137,285	(10)%	153,066
Texas	126,054	(6)%	134,133	206,119	(5)%	217,849
West	100,423	(46)%	184,788	200,000	(37)%	318,057
Other homebuilding (c)	52,722	224%	(42,409)	39,559	150%	(79,062)
	$906,518	10%	$824,498	$1,594,738	15%	$1,383,798

(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (see Note 1).
(b)Includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $64.9 million in the three months ended June 30, 2023.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Closings (units):
Northeast	315	(18)%	386	652	1%	648
Southeast	1,405	29%	1,085	2,573	22%	2,111
Florida	2,067	16%	1,779	3,819	19%	3,212
Midwest	918	(19)%	1,131	1,675	(19)%	2,075
Texas	1,511	2%	1,483	2,819	5%	2,693
West	1,302	(1)%	1,313	2,374	(4)%	2,477
	7,518	5%	7,177	13,912	5%	13,216

Average selling price (a):
Northeast	$728	15%	$635	$690	10%	$629
Southeast	520	(3)%	537	528	1%	523
Florida	584	9%	538	592	13%	525
Midwest	517	7%	484	518	8%	479
Texas	398	5%	378	385	4%	370
West	627	(6)%	664	641	(1)%	648
	$540	3%	$524	$542	5%	$514

Net new orders - units:
Northeast	400	4%	384	785	(3)%	809
Southeast	1,556	19%	1,304	2,903	10%	2,635
Florida	1,910	23%	1,554	3,788	11%	3,427
Midwest	1,253	49%	842	2,336	17%	2,005
Texas	1,388	13%	1,225	2,812	3%	2,739
West	1,440	30%	1,109	2,677	(3)%	2,774
	7,947	24%	6,418	15,301	6%	14,389

Net new orders - dollars:
Northeast	$274,595	(1)%	$276,044	$537,734	(6)%	$571,415
Southeast	783,831	2%	767,628	1,445,103	(6)%	1,531,349
Florida	1,137,901	7%	1,062,458	2,182,547	(4)%	2,277,708
Midwest	662,571	42%	465,728	1,227,373	14%	1,077,358
Texas	525,229	—%	522,691	1,025,727	(12)%	1,165,900
West	886,881	10%	809,450	1,642,517	(18)%	2,011,541
	$4,271,008	9%	$3,903,999	$8,061,001	(7)%	$8,635,271
(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (see Note 1).

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2023 vs. 2022	2022
Cancellation rates:
Northeast	8%	9%	9%		7%
Southeast	8%	7%	10%		6%
Florida	15%	13%	16%		10%
Midwest	9%	12%	10%		10%
Texas	17%	21%	19%		17%
West	19%	23%	22%		16%
	13%	15%	15%		12%

Unit backlog:
Northeast			607	(36)%	949
Southeast			2,236	(25)%	3,000
Florida			4,610	(18)%	5,645
Midwest			2,011	(23)%	2,618
Texas			1,782	(43)%	3,145
West			2,312	(39)%	3,819
			13,558	(29)%	19,176

Backlog dollars:
Northeast			$430,592	(36)%	$669,919
Southeast			1,217,721	(32)%	1,779,216
Florida			3,052,307	(16)%	3,628,990
Midwest			1,147,124	(19)%	1,421,507
Texas			792,999	(45)%	1,453,453
West			1,547,759	(42)%	2,661,082
			$8,188,502	(29)%	$11,614,167

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Land-related charges (a):
Northeast	$44	$100	$69	$202
Southeast	668	1,933	3,027	3,835
Florida	79	641	2,092	1,612
Midwest	174	944	604	1,102
Texas	214	294	329	534
West	3,059	591	3,800	728
Other homebuilding	189	—	189	—
	$4,427	$4,503	$10,110	$8,013
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue.Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2023, Northeast home sale revenues decreased by 6% when compared with the prior year period due to an 18% decrease in closings partially offset by a 15% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes decreased 15%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2023, Northeast home sale revenues increased by 10% when compared with the prior year period due to a 1% increase in closings combined with a 10% increase in average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 12%, primarily due to higher revenues in Mid-Atlantic. Net new orders decreased across all markets.

Southeast

For the second quarter of 2023, Southeast home sale revenues increased 25% when compared with the prior year period due to a 29% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings and the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 18%, primarily due to increased revenues across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2023, Southeast home sale revenues increased 23% when compared with the prior year period due to a 22% increase in closings combined with a 1% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 17%, primarily due to increased revenues across the majority of markets. Net new orders increased across the majority of markets.

Florida

For the second quarter of 2023, Florida home sale revenues increased 26% when compared with the prior year period due to a 16% increase in closings combined with an 9% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 29%, primarily due to increased revenues across all markets. The increase in net new orders occurred across the majority of markets.

For the six months ended June 30, 2023, Florida home sale revenues increased 34% when compared with the prior year period due to a 19% increase in closings combined with a 13% increase in the average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 44%, primarily due to increased revenues and gross margins across all markets. Net new orders increased across the majority of markets.

Midwest

For the second quarter of 2023, Midwest home sale revenues decreased 13% when compared with the prior year period due to a 19% decrease in closings partially offset by a 7% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 11%, primarily due to decreased revenues and gross margins across the majority of markets. Net new orders increased across all markets.

For the six months ended June 30, 2023, Midwest home sale revenues decreased 13% when compared with the prior year period due to a 19% decrease in closings partially offset by an 8% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes decreased 10%, primarily due to decreased revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

Texas

For the second quarter of 2023, Texas home sale revenues increased 7% when compared with the prior year period due to a 2% increase in closings combined with a 5% increase in average selling price. The increase in closings was mixed among markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 6%, primarily due to decreased gross margins across the majority of markets, partially offset by increased revenues across the majority of markets. Net new orders increased across all markets.

For the six months ended June 30, 2023, Texas home sale revenues increased 9% when compared with the prior year period due to a 5% increase in closings combined with a 4% increase in average selling price. The increase in closings was mixed among markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 5%, primarily due to decreased gross margins across the majority of markets, partially offset by increased revenues across the majority of markets. Net new orders increased which was mixed among markets.

West

For the second quarter of 2023, West home sale revenues decreased 6% when compared with the prior year period due to a 1% decrease in closings combined with a 6% decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets markets. Income before income taxes decreased 46%, primarily due to decreased revenues and gross margins across the majority of markets. Net new orders increased across all markets.

For the six months ended June 30, 2023, West home sale revenues decreased 5% when compared with the prior year period due to a 4% decrease in closings combined with a 1% decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 37%, primarily due to decreased revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Mortgage revenues	$61,616	6%	$58,082	$93,381	(23)%	$121,237
Title services revenues	22,596	14%	19,762	41,091	15%	35,724
Insurance brokerage commissions	8,007	62%	4,931	15,684	58%	9,957
Total Financial Services revenues	92,219	11%	82,775	150,156	(10)%	166,918
Expenses	(46,778)	7%	(43,847)	(90,813)	4%	(87,333)
Equity income from unconsolidated entities	1,054	(8)%	1,150	1,054	(8)%	1,150
Other income (expense), net	—	(a)	(3)	—	(a)	(67)
Income before income taxes	$46,495	16%	$40,075	$60,397	(25)%	$80,668
Total originations:
Loans	4,539	(1)%	4,568	8,408	(3)%	8,625
Principal	$1,790,977	2%	$1,754,715	$3,307,427	—%	$3,294,613

(a)Percentage not meaningful.

	Six Months Ended
	June 30,
	2023	2022
Supplemental data:
Capture rate	79.1%	79.5%
Average FICO score	746	748
Funded origination breakdown:
Government (FHA, VA, USDA)	23%	20%
Other agency	73%	73%
Total agency	96%	93%
Non-agency	4%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2023 increased 11% and decreased 10%, respectively, compared with the same periods in 2022. The demand for refinancing within the mortgage industry waned in 2022 and has remained low in 2023 as mortgage interest rates began to sharply rise and have remained high, which led to an increase in competition among lenders and lower margins per loan. These factors were partially offset by a higher average loan amount as the result of the higher average selling price within Homebuilding.

Income before income taxes

Income before income taxes in the three and six months ended June 30, 2023 increased 16% and decreased 25%, respectively, compared with the same periods in 2022. The increase during the three months ended June 30, 2023 when compared with the prior year period was primarily due to higher revenues per loan due to a higher average selling price within Homebuilding. The decrease during the six months ended June 30, 2023 when compared with the prior year period is primarily attributable to relative weakness during the first quarter of 2023 as a result of a lower capture rate and revenue per loan due to competitiveness in the mortgage industry.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2023 was 24.4% and 24.3%, respectively, compared with 24.5% and 24.4%, respectively, for the same periods in 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

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

At June 30, 2023, we had unrestricted cash and equivalents of $1.7 billion, restricted cash balances of $49.1 million, and $965.0 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 17.3% at June 30, 2023, compared with 18.7% at December 31, 2022. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk. In response to recent volatility in the banking system, we have shifted a larger percentage of our cash and equivalents to money market funds to reduce the balances held in bank accounts.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The elongation of our production cycle has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In July 2023, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026.

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

Unsecured senior notes

We had $2.0 billion of unsecured senior notes outstanding at both June 30, 2023 and December 31, 2022 with no repayments due until March 2026, when $500.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $42.2 million and $55.2 million at June 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the

Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2023, we had no borrowings outstanding, $285.0 million of letters of credit issued, and $965.0 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At June 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $81.0 million of which $39.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on July 27, 2023. The maximum aggregate commitment was $500.0 million at June 30, 2023, which continues through maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2023, Pulte Mortgage had $315.6 million outstanding at a weighted average interest rate of 6.68% and $184.4 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration on July 27, 2023, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Dividends and share repurchase program

In the six months ended June 30, 2023, we declared cash dividends totaling $71.8 million and repurchased 6.4 million shares under our repurchase authorization for $400.0 million. In the six months ended June 30, 2022, we declared cash dividends totaling $72.0 million and repurchased 17.4 million shares under our repurchase authorization for $794.2 million. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At June 30, 2023, we had remaining authorization to repurchase $982.9 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2023, we had outstanding letters of credit totaling $285.0 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.2 billion at June 30, 2023, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2023, these agreements had an aggregate remaining purchase price of $6.1 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At June 30, 2023, outstanding deposits totaled $283.7 million, of which $18.2 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of June 30, 2023 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the six months ended June 30, 2023 was $1.5 billion. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from operations for the six months ended June 30, 2023 were primarily due to net income of $1.3 billion along with a seasonal $244.5 million decrease in residential mortgage loans available for sale.

Net cash provided by operating activities in the six months ended June 30, 2022 was $102.3 million. The positive cash flow from operations in six months ended June 30, 2022 was primarily due to our net income of $1.1 billion along with a seasonal $393.4 million decrease in residential mortgage loans available for sale, offset by a net increase in inventories of $1.7 billion, which was primarily attributable to higher house inventory in production resulting from the higher order backlog combined with investment in land inventory to support future growth.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2023 was $54.0 million. These cash outflows primarily resulted from capital expenditures of $45.1 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the six months ended June 30, 2022 was $123.1 million. These cash outflows in 2022 primarily resulted from a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group ("ICG"), $50.5 million of investments in unconsolidated entities as well as capital expenditures of $62.6 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2023 totaled $713.4 million. These cash outflows resulted primarily from the repurchase of 6.4 million common shares for $400.0 million under our share repurchase authorization, payments of $72.3 million in cash dividends, and net repayments of $271.1 million under the Repurchase Agreement related to a seasonal decrease in residential mortgage loans available-for-sale.

Net cash used in financing activities in the six months ended June 30, 2022 totaled $1.1 billion. These cash outflows resulted primarily from the repurchase of 17.4 million common shares for $794.2 million under our share repurchase authorization, payments of $74.2 million in cash dividends, and net repayments of of $183.3 million under the Repurchase Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Supplemental Guarantor Financial Information

As of June 30, 2023, PulteGroup, Inc. had outstanding $2.0 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	June 30, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$1,597,204	$786,073
House and land inventory	11,002,771	10,925,830
Amount due from Non-Guarantor Subsidiaries	613,561	674,898
Total assets	13,909,294	13,074,398

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,698,419	$2,785,286
Notes payable	2,033,193	2,045,527
Total liabilities	5,029,870	5,049,079

	Six Months Ended
	June 30,
Summarized Statement of Operations Data	2023	2022
Revenues	$7,454,291	$6,696,598
Cost of revenues	5,246,601	4,666,004
Selling, general, and administrative expenses	640,039	641,500
Income before income taxes	1,555,760	1,356,409

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the six months ended June 30, 2023 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2023 ($000’s omitted):

	As of June 30, 2023 for the Years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$2,113	$34,565	$1,900	$503,595	$500,000	$1,000,000	$2,042,173	$2,085,593
Average interest rate	2.00%	4.51%	4.00%	5.49%	5.00%	6.71%	5.95%

Variable rate debt (a)	$315,583	$—	$—	$—	$—	$—	$315,583	$315,583
Average interest rate	6.68%	—%	—%	—%	—%	—%	6.68%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2023.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry changes or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; labor supply shortages and the cost of labor; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks related to information technology failures or data security issues; failure to retain key personnel; the disruptions associated with the COVID-19 pandemic (or another epidemic or pandemic or similar public threat or fear of such an event), and the measures taken to address it; the effect of cybersecurity incidents and threats; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2023 to April 30, 2023	698,192	$60.87	698,192	$1,190,401
May 1, 2023 to May 31, 2023	1,476,847	$67.53	1,476,847	$1,090,664
June 1, 2023 to June 30, 2023	1,484,928	$72.57	1,484,928	$982,897
Total	3,659,967	$68.31	3,659,967

(1)     During 2023, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion on April 24, 2023. There is no expiration date for this program, under which $982.9 million remained as of June 30, 2023.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 25, 2023