Form 10-Q
period 2023-09-30
PULTEGROUP INC/MI/
filed 2023-10-24
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
Number of common shares outstanding as of October 17, 2023: 215,594,980

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash and equivalents	$1,848,451	$1,053,104
Restricted cash	51,110	41,449
Total cash, cash equivalents, and restricted cash	1,899,561	1,094,553
House and land inventory	11,585,447	11,326,017
Land held for sale	35,116	42,254
Residential mortgage loans available-for-sale	414,360	677,207
Investments in unconsolidated entities	162,287	146,759
Other assets	1,426,747	1,291,572
Goodwill	68,930	68,930
Other intangible assets	58,960	66,875
Deferred tax assets	65,855	82,348
	$15,717,263	$14,796,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$567,561	$565,975
Customer deposits	769,893	783,556
Deferred tax liabilities	331,366	215,446
Accrued and other liabilities	1,629,171	1,685,202
Financial Services debt	425,456	586,711
Notes payable	1,981,315	2,045,527
	5,704,762	5,882,417
Shareholders' equity	10,012,501	8,914,098
	$15,717,263	$14,796,515

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Homebuilding
Home sale revenues	$3,886,908	$3,791,695	$11,433,476	$10,587,080
Land sale and other revenues	39,905	30,658	107,575	97,626
	3,926,813	3,822,353	11,541,051	10,684,706
Financial Services	76,720	72,709	226,875	239,627
Total revenues	4,003,533	3,895,062	11,767,926	10,924,333

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,739,596)	(2,636,842)	(8,068,287)	(7,364,743)
Land sale and other cost of revenues	(35,007)	(26,314)	(92,467)	(89,971)
	(2,774,603)	(2,663,156)	(8,160,754)	(7,454,714)

Financial Services expenses	(46,431)	(45,323)	(137,244)	(132,655)
Selling, general, and administrative expenses	(353,167)	(350,112)	(1,004,323)	(1,030,391)
Equity income from unconsolidated entities, net	891	446	4,348	2,390
Gain on debt retirement	362	—	362	—
Other income (expense), net	16,729	(25,640)	32,134	(33,220)
Income before income taxes	847,314	811,277	2,502,449	2,275,743
Income tax expense	(208,539)	(183,349)	(611,070)	(540,657)
Net income	$638,775	$627,928	$1,891,379	$1,735,086

Per share:
Basic earnings	$2.92	$2.70	$8.49	$7.26
Diluted earnings	$2.90	$2.69	$8.45	$7.22
Cash dividends declared	$0.16	$0.15	$0.48	$0.45

Number of shares used in calculation:
Basic	218,288	230,967	221,832	237,639
Effect of dilutive securities	1,394	1,333	1,152	1,240
Diluted	219,682	232,300	222,984	238,879

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$638,775	$627,928	$1,891,379	$1,735,086

Other comprehensive income, net of tax:
Change in value of derivatives	—	—	—	45
Other comprehensive income	—	—	—	45

Comprehensive income	$638,775	$627,928	$1,891,379	$1,735,131

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$—	$6,348,508	$9,705,025
Share issuances	1	—	—	—	—	—
Dividends declared	—	—	—	—	(35,020)	(35,020)
Share repurchases	(3,758)	(38)	—	—	(299,962)	(300,000)
Excise tax on share repurchases	—	—	—	—	(3,000)	(3,000)
Cash paid for shares withheld for taxes	—	—	—	—	(20)	(20)
Share-based compensation	—	—	6,741	—	—	6,741
Net income	—	—	—	—	638,775	638,775
Shareholders' equity, September 30, 2023	216,135	$2,161	$3,361,059	$—	$6,649,281	$10,012,501

Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
Share issuances	474	4	4,838	—	—	4,842
Dividends declared	—	—	—	—	(106,792)	(106,792)
Share repurchases	(10,179)	(101)	—	—	(699,899)	(700,000)
Excise tax on share repurchases	—	—	—	—	(6,701)	(6,701)
Cash paid for shares withheld for taxes	—	—	—	—	(10,408)	(10,408)
Share-based compensation	—	—	26,083	—	—	26,083
Net income	—	—	—	—	1,891,379	1,891,379
Shareholders' equity, September 30, 2023	216,135	$2,161	$3,361,059	$—	$6,649,281	$10,012,501

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2022	232,570	$2,326	$3,319,150	$—	$4,423,740	$7,745,216
Share issuances	41	—	—	—	—	—
Dividends declared	—	—	—	—	(34,624)	(34,624)
Share repurchases	(4,379)	(44)	—	—	(180,402)	(180,446)
Cash paid for shares withheld for taxes	—	—	—	—	(711)	(711)
Share-based compensation	—	—	6,640	—	—	6,640
Net income	—	—	—	—	627,928	627,928
Shareholders' equity, September 30, 2022	228,232	$2,282	$3,325,790	$—	$4,835,931	$8,164,003

Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	675	6	6,024	—	—	6,030
Dividends declared	—	—	—	—	(106,650)	(106,650)
Share repurchases	(21,769)	(217)	—	—	(974,456)	(974,673)
Cash paid for shares withheld for taxes	—	—	—	—	(14,325)	(14,325)
Share-based compensation	—	—	28,975	—	—	28,975
Net income	—	—	—	—	1,735,086	1,735,086
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, September 30, 2022	228,232	$2,282	$3,325,790	$—	$4,835,931	$8,164,003

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,891,379	$1,735,086
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	132,389	43,485
Land-related charges	16,978	32,475
Gain on debt retirement	(362)	—
Depreciation and amortization	59,765	51,934
Equity income from unconsolidated entities	(4,348)	(2,390)
Distributions of income from unconsolidated entities	4,564	1,278
Share-based compensation expense	38,401	39,520
Other, net	(501)	952
Increase (decrease) in cash due to:
Inventories	(173,377)	(2,706,142)
Residential mortgage loans available-for-sale	262,637	507,861
Other assets	(142,131)	(127,173)
Accounts payable, accrued and other liabilities	(177,050)	119,189
Net cash provided by (used in) operating activities	1,908,344	(303,925)
Cash flows from investing activities:
Capital expenditures	(67,561)	(88,585)
Investments in unconsolidated entities	(18,059)	(58,154)
Distributions of capital from unconsolidated entities	2,316	3,413
Business acquisition	—	(10,400)
Other investing activities, net	(11,727)	(964)
Net cash used in investing activities	(95,031)	(154,690)
Cash flows from financing activities:
Repayments of notes payable	(86,794)	(4,856)
Borrowings under revolving credit facility	—	1,925,000
Repayments under revolving credit facility	—	(1,606,000)
Financial Services repayments, net	(161,254)	(287,933)
Debt issuance costs	(1,500)	(11,167)
Proceeds from liabilities related to consolidated inventory not owned	108,707	—
Payments related to consolidated inventory not owned	(49,379)	—
Share repurchases	(700,000)	(974,673)
Cash paid for shares withheld for taxes	(10,409)	(14,326)
Dividends paid	(107,676)	(109,597)
Net cash used in financing activities	(1,008,305)	(1,083,552)
Net increase (decrease) in cash, cash equivalents, and restricted cash	805,008	(1,542,167)
Cash, cash equivalents, and restricted cash at beginning of period	1,094,553	1,833,565
Cash, cash equivalents, and restricted cash at end of period	$1,899,561	$291,398

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$11,048	$5,642
Income taxes paid (refunded), net	$546,871	$493,559

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

Reclassifications

Effective with our first quarter 2023 reporting, we reclassified our closing cost incentives provided to customers, including seller-paid financing costs, from home sale cost of revenues to home sale revenues. All prior period amounts have been reclassified to conform to the current presentation. As a result, all sales incentives provided to customers are classified as a reduction of home sale revenues. This reclassification had the effect of reducing both home sale revenues and home sale cost of revenues by the amount of such closing cost incentives, which totaled $48.8 million and $133.3 million for the three and nine months ended September 30, 2022, respectively.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Write-offs of deposits and pre-acquisition costs	$(2,456)	$(24,462)	$(9,629)	$(32,475)
Amortization of intangible assets	(2,623)	(2,766)	(7,915)	(8,353)
Interest income	19,303	370	41,701	1,048
Interest expense	(120)	(65)	(347)	(216)
Miscellaneous, net	2,625	1,283	8,324	6,776
Other income (expense), net	$16,729	$(25,640)	$32,134	$(33,220)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $769.9 million and $783.6 million at September 30, 2023 and December 31, 2022, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $70.6 million and $57.3 million at September 30, 2023 and December 31, 2022, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2023 and December 31, 2022, residential mortgage loans available-for-sale had an aggregate fair value of $414.4 million and $677.2 million, respectively, and an aggregate outstanding principal balance of $423.2 million and $680.5 million, respectively. Net gains from the sale of mortgages were $33.7 million and $34.4 million for the three months ended September 30, 2023 and 2022, respectively, and $102.8 million and $131.9 million for the nine months ended September 30, 2023 and 2022, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At September 30, 2023 and December 31, 2022, we had aggregate IRLCs of $674.0 million and $653.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2023 and December 31, 2022, we had unexpired forward contracts of $944.0 million and $1.0 billion, respectively, and whole loan investor

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
commitments of $145.2 million and $285.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2023		December 31, 2022
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$6,629	$14,983	$10,830	$1,572
Forward contracts	12,482	66	4,144	20,853
Whole loan commitments	7	189	806	165
	$19,118	$15,238	$15,780	$22,590

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$638,775	$627,928	$1,891,379	$1,735,086
Less: earnings distributed to participating securities	(121)	(202)	(369)	(635)
Less: undistributed earnings allocated to participating securities	(2,083)	(3,534)	(6,685)	(10,288)
Numerator for basic earnings per share	$636,571	$624,192	$1,884,325	$1,724,163
Add back: undistributed earnings allocated to participating securities	2,083	3,534	6,685	10,288
Less: undistributed earnings reallocated to participating securities	(2,066)	(3,508)	(6,636)	(10,218)
Numerator for diluted earnings per share	$636,588	$624,218	$1,884,374	$1,724,233

Denominator:
Basic shares outstanding	218,288	230,967	221,832	237,639
Effect of dilutive securities	1,394	1,333	1,152	1,240
Diluted shares outstanding	219,682	232,300	222,984	238,879

Earnings per share:
Basic	$2.92	$2.70	$8.49	$7.26
Diluted	$2.90	$2.69	$8.45	$7.22

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy.

At September 30, 2023 and December 31, 2022, we reported $207.2 million and $222.9 million, respectively, of assets in-scope under ASC 326, "Financial Instruments - Credit Losses". These assets consist primarily of insurance receivables, contract assets related to insurance brokerage commissions, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of September 30, 2023.

New accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. The adoption of ASU 2020-04 did not have a material impact on the Company's condensed consolidated financial statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2023	December 31, 2022
Homes under construction	$5,355,403	$5,440,186
Land under development	5,519,982	5,134,432
Raw land	573,726	679,341
Consolidated inventory not owned (a)	136,336	72,058
	$11,585,447	$11,326,017

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest in inventory, beginning of period	$141,994	$151,554	$137,262	$160,756
Interest capitalized	31,659	33,235	95,388	96,156
Interest expensed	(33,643)	(41,120)	(92,640)	(113,243)
Interest in inventory, end of period	$140,010	$143,669	$140,010	$143,669

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2023 or December 31, 2022 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2023 and December 31, 2022 ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2023		December 31, 2022
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$244,897	$2,169,510	$213,895	$2,130,398
Other land options	366,561	4,088,141	264,860	3,269,843
	$611,458	$6,257,651	$478,755	$5,400,241

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues (a):
Northeast	$234,475	$250,209	$684,495	$657,703
Southeast	646,927	713,205	2,009,556	1,819,114
Florida	1,220,036	942,467	3,525,623	2,683,248
Midwest	543,772	557,669	1,412,102	1,553,800
Texas	487,521	577,686	1,587,752	1,580,567
West	794,082	781,117	2,321,523	2,390,274
	3,926,813	3,822,353	11,541,051	10,684,706
Financial Services	76,720	72,709	226,875	239,627
Consolidated revenues	$4,003,533	$3,895,062	$11,767,926	$10,924,333

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Income (loss) before income taxes (a):
Northeast	$52,265	$52,682	$150,227	$140,052
Southeast	144,643	181,667	469,653	460,056
Florida	316,113	220,850	904,916	628,979
Midwest	105,267	82,279	242,552	235,345
Texas	99,433	133,404	305,552	351,253
West	107,537	145,890	307,537	463,947
Other homebuilding (b)	(6,893)	(33,009)	32,666	(112,070)
	818,365	783,763	2,413,103	2,167,562
Financial Services	28,949	27,514	89,346	108,181
Consolidated income before income taxes	$847,314	$811,277	$2,502,449	$2,275,743

(a)All periods reflect the reclassification of closing cost incentives to homes sale revenues from home sale cost of revenues (Note 1).
(b)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $66.2 million in the nine months ended September 30, 2023.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Land-related charges (a):
Northeast	$197	$3,759	$266	$3,961
Southeast	2,616	5,889	5,643	9,724
Florida	338	4,881	2,430	6,493
Midwest	282	1,677	886	2,780
Texas	59	2,794	388	3,328
West	2,889	5,462	6,689	6,189
Other homebuilding	487	—	676	—
	$6,868	$24,462	$16,978	$32,475

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2023
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$339,345	$319,912	$38,499	$—	$697,756	$803,724
Southeast	767,994	715,736	66,342	25,033	1,575,105	1,838,802
Florida (a)	1,451,547	1,143,172	93,178	61,855	2,749,752	3,269,761
Midwest	671,733	677,952	22,806	3,472	1,375,963	1,528,933
Texas	593,864	700,732	122,623	45,976	1,463,195	1,666,557
West	1,500,748	1,628,040	220,548	—	3,349,336	3,697,236
Other homebuilding (b)	30,172	334,438	9,730	—	374,340	2,166,356
	5,355,403	5,519,982	573,726	136,336	11,585,447	14,971,369
Financial Services	—	—	—	—	—	745,894
	$5,355,403	$5,519,982	$573,726	$136,336	$11,585,447	$15,717,263

	December 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$321,687	$241,897	$45,455	$—	$609,039	$700,413
Southeast	793,539	544,867	102,336	20,169	1,460,911	1,668,053
Florida (a)	1,417,657	1,081,836	125,253	51,889	2,676,635	3,195,091
Midwest	523,194	689,541	22,467	—	1,235,202	1,382,227
Texas	690,622	726,342	133,300	—	1,550,264	1,735,683
West	1,662,251	1,528,863	238,758	—	3,429,872	3,771,808
Other homebuilding (b)	31,236	321,086	11,772	—	364,094	1,470,919
	5,440,186	5,134,432	679,341	72,058	11,326,017	13,924,194
Financial Services	—	—	—	—	—	872,321
	$5,440,186	$5,134,432	$679,341	$72,058	$11,326,017	$14,796,515

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2023	December 31, 2022
5.500% unsecured senior notes due March 2026 (a)	$478,000	$500,000
5.000% unsecured senior notes due January 2027 (a)	457,000	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(8,465)	(9,701)
Total senior notes	$1,926,535	$1,990,299
Other notes payable	54,780	55,228
Notes payable	$1,981,315	$2,045,527
Estimated fair value	$1,998,032	$2,079,218

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the three months ended September 30, 2023, we completed open market repurchases of $22.0 million and $43.0 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $54.8 million and $55.2 million at September 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. We recorded $35.3 million and $19.9 million of inventory financed by sellers in the nine months ended September 30, 2023 and 2022, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2023, we had no borrowings outstanding, $304.6 million of letters of credit issued, and $945.4 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Joint venture debt

At September 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $79.5 million, of which $40.3 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement") in August 2023 that matures on August 14, 2024. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders. The maximum aggregate commitment under the Repurchase Agreement was $560.0 million at September 30, 2023, and will increase to $850.0 million during the seasonally high borrowing period from December 27, 2023 to January 15, 2024. Thereafter, the maximum aggregate commitment ranges from $600.0 million to $700.0 million. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2023, Pulte Mortgage had $425.5 million outstanding at a weighted average interest rate of 7.01% and $134.5 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

5. Shareholders’ equity

In the nine months ended September 30, 2023, we declared cash dividends totaling $106.8 million and repurchased 10.2 million shares under our repurchase authorization for $700.0 million. In the nine months ended September 30, 2022, we declared cash dividends totaling $106.7 million and repurchased 21.8 million shares under our repurchase authorization for $974.7 million. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At September 30, 2023, we had remaining authorization to repurchase $682.9 million of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the nine months ended September 30, 2023 and 2022, participants surrendered shares valued at $10.4 million and $14.3 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 24.6% and 24.4% for the three and nine months ended September 30, 2023, respectively, compared with 22.6% and 23.8%, respectively, for the same periods in 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. The 2023 effective income tax rate for each of these periods was higher than the rate for the same period in 2022 due to the change in qualification standards for federal energy efficient home tax credits. On August 16, 2022, the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") was signed into law. Notably, the Inflation Reduction Act retroactively extended the federal energy efficient home tax credits to January 1, 2022 using the same standards as prior years. For 2023 through 2032, the credit is based on EnergyStar or Zero Energy Ready standards.

At September 30, 2023 and December 31, 2022, we had net deferred tax liabilities of $265.5 million and $133.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $58.7 million and $23.6 million of gross unrecognized tax benefits at September 30, 2023 and December 31, 2022, respectively. Additionally, we had accrued interest and penalties of $5.7 million and $4.1 million at September 30, 2023 and December 31, 2022, respectively.

7. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2023	December 31, 2022

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$414,360	$677,207
IRLCs	Level 2	(8,354)	9,258
Forward contracts	Level 2	12,416	(16,709)
Whole loan commitments	Level 2	(182)	641

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$11,387	$10,873

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,899,561	$1,094,553
Financial Services debt	Level 2	425,456	586,711
Senior notes payable	Level 2	1,943,252	2,023,990
Other notes payable	Level 2	54,780	55,228

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.9 billion at September 30, 2023 and $2.0 billion at December 31, 2022.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $304.6 million and $2.3 billion, respectively, at September 30, 2023 and $303.4 million and $2.2 billion, respectively, at December 31, 2022. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Warranty liabilities, beginning of period	$106,136	$110,605	$108,348	$107,117
Reserves provided	29,412	22,840	74,598	66,398
Payments	(24,984)	(23,137)	(75,313)	(65,466)
Other adjustments	1,747	24	4,678	2,283
Warranty liabilities, end of period	$112,311	$110,332	$112,311	$110,332

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

Our recorded reserves for all such claims totaled $623.0 million and $635.9 million at September 30, 2023 and December 31, 2022, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% of the total general liability reserves at both September 30, 2023 and December 31, 2022. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $66.2 million during the nine months ended September 30, 2023 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$605,192	$652,686	$635,857	$627,067
Reserves provided	20,578	31,134	70,050	74,676
Adjustments to previously recorded reserves	(789)	(2,169)	(66,209)	1,889
Payments, net (a)	(2,000)	(2,358)	(16,717)	(24,339)
Balance, end of period	$622,981	$679,293	$622,981	$679,293

(a)    Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $39.7 million and $43.7 million at September 30, 2023 and December 31, 2022, respectively. Those receivables relate to costs incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of construction defect claims that we believe are insured. Given the complexity inherent with resolving construction defect claims in the homebuilding industry described above, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $69.9 million and $84.8 million at September 30, 2023, respectively, and $73.5 million and $90.1 million at December 31, 2022, respectively. In the three and nine months ended September 30, 2023, we recorded an additional $1.3 million and $9.6 million, respectively, of lease liabilities under operating leases, and $3.3 million and $7.5 million in the comparable prior year periods. Payments on lease liabilities in the three and nine months ended September 30, 2023 totaled $6.1 million and $17.4 million, respectively, and $5.0 million and $16.1 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and nine months ended September 30, 2023 our total lease expense was $13.5 million and $42.0 million, respectively, and $14.3 million and $40.5 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.7 million and $8.9 million in the three and nine months ended September 30, 2023, respectively, and $3.3 million and $7.7 million in the comparable prior year periods, as well as short-term lease costs of $4.0 million and $12.8 million in the three and nine months ended September 30, 2023, respectively, and $5.2 million and $15.8 million in the comparable prior year periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of September 30, 2023 were as follows ($000's omitted):

Years Ending December 31,
2023 (a)	$9,235
2024	25,010
2025	17,320
2026	12,885
2027	10,240
Thereafter	17,256
Total lease payments (b)	91,946
Less: Interest (c)	(7,147)
Present value of lease liabilities (d)	$84,799

(a)Remaining payments are for the three months ending December 31, 2023.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $6.2 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2023.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.8 years and 3.8%, respectively, at September 30, 2023.

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

Demand for new homes declined beginning in mid-2022 as the Federal Reserve repeatedly increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher and negatively impacted home affordability and consumer sentiment. However, new home sales began to strengthen in early 2023 at higher levels than the third quarter of 2022, evidenced by an increase in our net new orders of 43% for the three months ended September 30, 2023 over the comparable prior year period. The demand for new homes has strengthened as the result of limited supplies of existing home inventories in combination with the market adjusting to the higher interest rate environment. While affordability challenges for housing remain due to the higher interest rates, cost increases, and general inflation in recent years, we have responded by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns, which have supported the increase in our net new orders. Additionally, the rate of customer order cancellation that spiked in late 2022 in response to inflation and interest rate increases has now normalized to historical levels.

Supply chain constraints that began after the onset of the COVID-19 pandemic have improved but continue to limit the availability of certain materials and construction labor, which, combined with delays in municipal approvals and inspections, continue to pressure production cycle times of the homes we are constructing. The time required to construct a home was approximately two weeks shorter in the third quarter of 2023 compared with the third quarter of 2022 as we have experienced sequential improvement throughout 2023. Despite the recent improvements, the noted supply chain and labor issues have led to significant cost pressures in almost all areas of our business, but especially related to construction labor and materials. Lumber, in particular, experienced heightened volatility in 2020 through 2022. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. To date in 2023, the strong demand environment has allowed us to largely offset the majority of such cost increases through the sales prices of our homes.

As the business slowed in the second half of 2022, we adjusted business practices to support a consistent cadence of house starts and an appropriate inventory of quick move-in homes as we focused on turning our assets and delivering high returns on investment. By achieving an effective balance of price and pace, we realized strong revenues and earnings in the three and nine months ended September 30, 2023. Within an evolving macroeconomic environment, consumers across all buyer segments and price points continued to demonstrate a strong desire for homeownership. As a result, we increased our housing starts throughout 2023. As interest rates continued to increase in the later part of the third quarter, buyer demand has slowed slightly, but we remain confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before income taxes:
Homebuilding	$818,365	$783,763	$2,413,103	$2,167,562
Financial Services	28,949	27,514	89,346	108,181
Income before income taxes	847,314	811,277	2,502,449	2,275,743
Income tax expense	(208,539)	(183,349)	(611,070)	(540,657)
Net income	$638,775	$627,928	$1,891,379	$1,735,086
Per share data - assuming dilution:
Net income	$2.90	$2.69	$8.45	$7.22

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Home sale revenues (a)	$3,886,908	3%	$3,791,695	$11,433,476	8%	$10,587,080
Land sale and other revenues	39,905	30%	30,658	107,575	10%	97,626
Total Homebuilding revenues	3,926,813	3%	3,822,353	11,541,051	8%	10,684,706
Home sale cost of revenues (a) (b)	(2,739,596)	4%	(2,636,842)	(8,068,287)	10%	(7,364,743)
Land sale and other cost of revenues	(35,007)	33%	(26,314)	(92,467)	3%	(89,971)
Selling, general, and administrative expenses ("SG&A") (e)	(353,167)	1%	(350,112)	(1,004,323)	(3)%	(1,030,391)
Equity income from unconsolidated entities	891	(c)	319	3,293	(c)	1,112
Gain on debt retirement	362	(c)	—	362	(c)	—
Other income (expense), net	18,069	(c)	(25,641)	33,474	(c)	(33,151)
Income before income taxes	$818,365	4%	$783,763	$2,413,103	11%	$2,167,562

Supplemental data:
Gross margin from home sales (a)	29.5%	(100) bps	30.5%	29.4%	(100) bps	30.4%
SG&A as a percentage of home sale revenues (e)	9.1%	(10) bps	9.2%	8.8%	(90) bps	9.7%
Closings (units)	7,076	—%	7,047	20,988	4%	20,263
Average selling price (a)	$549	2%	$538	$545	4%	$522
Net new orders:
Units	7,065	43%	4,924	22,366	16%	19,313
Dollars (d)	$3,823,619	36%	$2,807,308	$11,884,620	4%	$11,442,579
Cancellation rate	15%		24%	15%		15%
Average active communities	923	12%	823	902	13%	797
Backlog at September 30:
Units				13,547	(21)%	17,053
Dollars				$8,125,182	(23)%	$10,581,026

(a)All periods reflect the reclassification of closing cost incentives from home sale cost of revenues to home sale revenues (see Note 1).
(b)Includes the amortization of capitalized interest.
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
(e)Includes insurance reserve reversals of $66.2 million for the nine months ended September 30, 2023 (see Note 8).

Home sale revenues

Home sale revenues in the three and nine months ended September 30, 2023 were higher than the prior year period by $95.2 million and $846.4 million, respectively. In the three months ended September 30, 2023, the 3% increase resulted from a slight increase in closings combined with a 2% increase in average selling price. In the nine months ended September 30, 2023, the 8% increase resulted from a 4% increase in closings combined with a 4% increase in average selling price. The increases in closings were attributable to continued consumer demand, particularly quick move-in speculative homes to satisfy consumer demand to quickly close on homes due to the volatile interest rate environment and supply chain challenges. The increases in average selling price reflected the impact of continued consumer demand and persistent inflation, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. The year-over-year increases in average selling price occurred in the majority of our markets.

Home sale gross margins

Home sale gross margins were 29.5% and 29.4% in the three and nine months ended September 30, 2023, respectively, compared with 30.5% and 30.4% in the three and nine months ended September 30, 2022, respectively. Despite higher sales incentives, we were generally able to maintain net pricing to substantially offset net increases in house and land costs.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $4.9 million and $15.1 million for the three and nine months ended September 30, 2023, respectively, compared with $4.3 million and $7.7 million for the three and nine months ended September 30, 2022, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.1% and 8.8% in the three and nine months ended September 30, 2023, respectively, compared with 9.2% and 9.7% for the three and nine months ended September 30, 2022, respectively. The gross dollar amount of our SG&A increased $3.1 million, or 1%, for the three months ended September 30, 2023 compared with the prior year period, and decreased $26.1 million, or 3%, for the nine months ended September 30, 2023 compared with the prior year period. The decrease in gross dollars for the nine months ended September 30, 2023 resulted primarily from insurance reserve reversals of $66.2 million recorded in the nine months ended September 30, 2023, partially offset by other overhead costs to support growth expectations.

Other income (expense), net
Other income (expense), net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Write-offs of deposits and pre-acquisition costs	$(2,456)	$(24,462)	$(9,629)	$(32,475)
Amortization of intangible assets	(2,623)	(2,766)	(7,915)	(8,353)
Interest income	19,303	370	41,701	1,048
Interest expense	(120)	(65)	(347)	(216)
Miscellaneous, net	3,965	1,282	9,664	6,845
Total other income (expense), net	$18,069	$(25,641)	$33,474	$(33,151)

Write-offs of deposits and pre-acquisition costs were lower in the three and nine months ended September 30, 2023, due to the improved demand environment in 2023 as compared with the sharp decrease in demand that began in mid-2022. Interest income increased significantly in the three and nine months ended September 30, 2023, due to higher returns on invested cash balances as a result of the elevated interest rate environment.

Net new orders

Net new orders in units increased 43% while net new orders in dollars increased 36% in the three months ended September 30, 2023, as compared with the prior year period. Net new orders in units increased 16% while net new orders in dollars increased 4% for the nine months ended September 30, 2023 as compared with the prior year period. The increased net new order volume in 2023 was primarily due to improved demand combined with better availability of quick move-in speculative homes. Net new orders in dollars increased a smaller amount than the increase in units as the result of both an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 15% for both the three and nine months ended September 30, 2023 and 24% and 15% for the comparable prior year periods. Cancellation rates began to increase in mid-2022 as the market responded to increased home affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. However, cancellation rates have normalized thus far in 2023 back to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 23% at September 30, 2023 compared with September 30, 2022, as a result of the aforementioned decline in net new orders beginning in mid-2022 combined with a large number of deliveries of previously ordered homes in the second half of 2022.

Homes in production

The following is a summary of our homes in production:

	September 30, 2023	September 30, 2022
Sold	10,657	14,854
Unsold
Under construction	5,752	7,656
Completed	967	500
	6,719	8,156
Models	1,465	1,272
Total	18,841	24,282

The number of homes in production at September 30, 2023 was 22% lower than at September 30, 2022. This decrease resulted from the lower order backlog caused by the lower number of sold homes and higher cancellations in the second half of 2022 following the significant increase in mortgage interest rates. This decrease was partially offset by an increased number of completed unsold homes, which reflected our strategic decision to increase starts of speculative units in response to buyer demand for quick move-in homes.

Controlled lots

The following is a summary of our lots under control at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,468	8,172	12,640	4,295	7,502	11,797
Southeast	17,944	28,854	46,798	16,692	23,433	40,125
Florida	24,784	35,806	60,590	26,413	29,667	56,080
Midwest	13,054	11,966	25,020	12,923	13,128	26,051
Texas	17,198	20,692	37,890	20,197	14,438	34,635
West	26,306	13,849	40,155	28,328	14,096	42,424
Total	103,754	119,339	223,093	108,848	102,264	211,112
	47%	53%	100%	52%	48%	100%

Developed (%)	46%	15%	30%	43%	16%	30%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.3 billion at September 30, 2023.

Homebuilding Segment Operations

As of September 30, 2023, we conducted our operations in 45 markets located throughout 24 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Home sale revenues (a):
Northeast	$234,284	(6)%	$249,983	$684,085	4%	$657,420
Southeast	646,182	(9)%	711,610	2,005,382	10%	1,816,573
Florida	1,196,780	30%	920,059	3,458,194	33%	2,606,682
Midwest	540,678	(3)%	557,151	1,407,833	(9)%	1,550,847
Texas	481,046	(16)%	574,088	1,567,574	—%	1,570,981
West	787,938	1%	778,804	2,310,408	(3)%	2,384,577
	$3,886,908	3%	$3,791,695	$11,433,476	8%	$10,587,080
Income (loss) before income taxes (b):
Northeast	$52,265	(1)%	$52,682	$150,227	7%	$140,052
Southeast	144,643	(20)%	181,667	469,653	2%	460,056
Florida	316,113	43%	220,850	904,916	44%	628,979
Midwest	105,267	28%	82,279	242,552	3%	235,345
Texas	99,433	(25)%	133,404	305,552	(13)%	351,253
West	107,537	(26)%	145,890	307,537	(34)%	463,947
Other homebuilding (c)	(6,893)	79%	(33,009)	32,666	129%	(112,070)
	$818,365	4%	$783,763	$2,413,103	11%	$2,167,562

(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (see Note 1).
(b)Includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $66.2 million in the nine months ended September 30, 2023.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Closings (units):
Northeast	344	(9)%	378	996	(3)%	1,026
Southeast	1,291	—%	1,295	3,864	13%	3,406
Florida	1,983	22%	1,628	5,802	20%	4,840
Midwest	1,018	(8)%	1,104	2,693	(15)%	3,179
Texas	1,211	(15)%	1,431	4,030	(2)%	4,124
West	1,229	1%	1,211	3,603	(2)%	3,688
	7,076	—%	7,047	20,988	4%	20,263

Average selling price (a):
Northeast	$681	3%	$661	$687	7%	$641
Southeast	501	(9)%	550	519	(3)%	533
Florida	604	7%	565	596	11%	539
Midwest	531	5%	505	523	7%	488
Texas	397	(1)%	401	389	2%	381
West	641	—%	643	641	(1)%	647
	$549	2%	$538	$545	4%	$522

Net new orders - units:
Northeast	376	59%	237	1,161	11%	1,046
Southeast	1,374	27%	1,081	4,277	15%	3,716
Florida	1,598	9%	1,471	5,386	10%	4,898
Midwest	1,090	66%	655	3,426	29%	2,660
Texas	1,258	28%	979	4,070	9%	3,718
West	1,369	173%	501	4,046	24%	3,275
	7,065	43%	4,924	22,366	16%	19,313

Net new orders - dollars:
Northeast	$254,346	54%	$165,018	$792,080	8%	$736,434
Southeast	698,219	16%	599,621	2,143,322	1%	2,130,969
Florida	939,975	3%	911,099	3,122,522	(2)%	3,188,807
Midwest	602,356	65%	364,849	1,829,729	27%	1,442,207
Texas	493,094	28%	385,634	1,518,821	(2)%	1,551,534
West	835,629	119%	381,087	2,478,146	4%	2,392,628
	$3,823,619	36%	$2,807,308	$11,884,620	4%	$11,442,579
(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (see Note 1).

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2023 vs. 2022	2022
Cancellation rates:
Northeast	7%	13%	8%		9%
Southeast	9%	15%	9%		9%
Florida	17%	18%	16%		13%
Midwest	11%	14%	10%		11%
Texas	18%	33%	19%		22%
West	20%	48%	21%		23%
	15%	24%	15%		15%

Unit backlog:
Northeast			639	(21)%	808
Southeast			2,319	(17)%	2,786
Florida			4,225	(23)%	5,488
Midwest			2,083	(4)%	2,169
Texas			1,829	(32)%	2,693
West			2,452	(21)%	3,109
			13,547	(21)%	17,053

Backlog dollars:
Northeast			$450,623	(23)%	$582,178
Southeast			1,269,758	(24)%	1,660,331
Florida			2,795,502	(23)%	3,608,719
Midwest			1,208,801	(1)%	1,223,984
Texas			805,047	(36)%	1,254,262
West			1,595,451	(29)%	2,251,552
			$8,125,182	(23)%	$10,581,026

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Land-related charges (a):
Northeast	$197	$3,759	$266	$3,961
Southeast	2,616	5,889	5,643	9,724
Florida	338	4,881	2,430	6,493
Midwest	282	1,677	886	2,780
Texas	59	2,794	388	3,328
West	2,889	5,462	6,689	6,189
Other homebuilding	487	—	676	—
	$6,868	$24,462	$16,978	$32,475
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the third quarter of 2023, Northeast home sale revenues decreased by 6% when compared with the prior year period due to a 9% decrease in closings partially offset by a 3% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 1%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across all markets.

For the nine months ended September 30, 2023, Northeast home sale revenues increased by 4% when compared with the prior year period due to a 7% increase in average selling price partially offset by a 3% decrease in closings. The increase in average selling price occurred across all markets, while the decrease in closings was attributable to the Northeast Corridor. Income before income taxes increased 7%, primarily due to the higher revenues. Net new orders increased across all markets.

Southeast

For the third quarter of 2023, Southeast home sale revenues decreased 9% when compared with the prior year period due to a 9% decrease in average selling price. The decrease in average selling price occurred across all markets. Income before income taxes decreased 20%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2023, Southeast home sale revenues increased 10% when compared with the prior year period due to a 13% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings occurred across all markets. Income before income taxes increased 2%, primarily due to the increased revenues. Net new orders increased across the majority of markets.

Florida

For the third quarter of 2023, Florida home sale revenues increased 30% when compared with the prior year period due to a 22% increase in closings combined with a 7% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 43%, primarily due to the increased revenues. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2023, Florida home sale revenues increased 33% when compared with the prior year period due to a 20% increase in closings combined with an 11% increase in the average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 44%, primarily due to the increased revenues. Net new orders increased across the majority of markets.

Midwest

For the third quarter of 2023, Midwest home sale revenues decreased 3% when compared with the prior year period due to an 8% decrease in closings partially offset by a 5% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 28%, primarily due to higher gross margins across the majority of markets. Net new orders increased across all markets.

For the nine months ended September 30, 2023, Midwest home sale revenues decreased 9% when compared with the prior year period due to a 15% decrease in closings partially offset by a 7% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 3%, primarily due to improved overhead leverage across the majority of markets. Net new orders increased across all markets.

Texas

For the third quarter of 2023, Texas home sale revenues decreased 16% when compared with the prior year period due to a 15% decrease in closings partially offset by a 1% decrease in average selling price. The decrease in closings occurred across all markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 25%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2023, Texas home sale revenues were flat when compared with the prior year period due to a 2% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings was mixed among markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 13%, primarily due to lower gross margins across all markets. The increase in net new orders was mixed among markets.

West

For the third quarter of 2023, West home sale revenues increased 1% when compared with the prior year period due to a 1% increase in closings. Income before income taxes decreased 26%, primarily due to lower gross margins across the majority of markets as we have had to adjust pricing downward in certain of our western geographies. Net new orders increased across all markets.

For the nine months ended September 30, 2023, West home sale revenues decreased 3% when compared with the prior year period due to a 2% decrease in closings combined with a 1% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 34%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across all markets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2023 vs. 2022	2022	2023	2023 vs. 2022	2022
Mortgage revenues	$46,664	(2)%	$47,773	$140,044	(17)%	$169,009
Title services revenues	21,714	9%	19,893	62,804	13%	55,617
Insurance brokerage commissions	8,342	65%	5,043	24,027	60%	15,001
Total Financial Services revenues	76,720	6%	72,709	226,875	(5)%	239,627
Expenses	(46,431)	2%	(45,323)	(137,244)	3%	(132,655)
Equity income from unconsolidated entities	—	(100)%	128	1,055	(17)%	1,277
Other income (expense), net	(1,340)	(a)	—	(1,340)	(a)	(68)
Income before income taxes	$28,949	5%	$27,514	$89,346	(17)%	$108,181
Total originations:
Loans	4,362	—%	4,369	12,770	(2)%	12,994
Principal	$1,745,952	2%	$1,715,344	$5,053,379	1%	$5,009,957

(a)Percentage not meaningful.

	Nine Months Ended
	September 30,
	2023	2022
Supplemental data:
Capture rate	80.5%	78.7%
Average FICO score	747	748
Funded origination breakdown:
Government (FHA, VA, USDA)	22%	19%
Other agency	75%	74%
Total agency	97%	93%
Non-agency	3%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2023 increased 6% and decreased 5%, respectively, compared with the same periods in 2022. The increase during the three months ended September 30, 2023 when compared with the prior year period was primarily due to higher revenues per loan due to a higher average selling price within Homebuilding. The decrease during the nine months ended September 30, 2023 when compared with the prior year period was primarily attributable to relative weakness during the first quarter of 2023 as a result of a lower capture rate and revenue per loan due to competitiveness in the mortgage industry.

Income before income taxes

Income before income taxes in the three and nine months ended September 30, 2023 increased 5% and decreased 17%, respectively, compared with the same periods in 2022. The increase during the three months ended September 30, 2023 when compared with the prior year period was primarily due to higher revenues per loan due to a higher average selling price within Homebuilding. The decrease during the nine months ended September 30, 2023 when compared with the prior year period was primarily attributable to relative weakness during the first quarter of 2023 as a result of a lower capture rate and revenue per loan due to competitiveness in the mortgage industry.

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2023 was 24.6% and 24.4%, respectively, compared with 22.6% and 23.8%, respectively, for the same periods in 2022. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

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

At September 30, 2023, we had unrestricted cash and equivalents of $1.8 billion, restricted cash balances of $51.1 million, and $945.4 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 16.5% at September 30, 2023, compared with 18.7% at December 31, 2022. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk. In response to recent volatility in the banking system, we have shifted a larger percentage of our cash and equivalents to money market funds to reduce the balances held in bank accounts.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The elongation of our production cycle has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2024, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise. During the three months ended September 30, 2023, we repurchased $22.0 million and $43.0 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively.

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

Unsecured senior notes

We had $1.9 billion of unsecured senior notes outstanding at September 30, 2023 and $2.0 billion of unsecured senior notes outstanding at December 31, 2022 with no repayments due until March 2026, when $478.0 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $54.8 million and $55.2 million at September 30, 2023 and December 31, 2022, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the

Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2023, we had no borrowings outstanding, $304.6 million of letters of credit issued, and $945.4 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At September 30, 2023, aggregate outstanding debt of unconsolidated joint ventures was $79.5 million of which $40.3 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement") in August 2023 that matures on August 14, 2024. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders. The maximum aggregate commitment under the Repurchase Agreement was $560.0 million at September 30, 2023, and will increase to $850.0 million during the seasonally high borrowing period from December 27, 2023 to January 15, 2024. Thereafter, the maximum aggregate commitment ranges from $600.0 million to $700.0 million. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2023, Pulte Mortgage had $425.5 million outstanding at a weighted average interest rate of 7.01% and $134.5 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

In the nine months ended September 30, 2023, we declared cash dividends totaling $106.8 million and repurchased 10.2 million shares under our repurchase authorization for $700.0 million. In the nine months ended September 30, 2022, we declared cash dividends totaling $106.7 million and repurchased 21.8 million shares under our repurchase authorization for $974.7 million. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At September 30, 2023, we had remaining authorization to repurchase $682.9 million of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2023, we had outstanding letters of credit totaling $304.6 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.3 billion at September 30, 2023, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2023, these agreements had an aggregate remaining purchase price of $6.3 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At September 30, 2023, outstanding deposits totaled $611.5 million, of which $26.5 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of September 30, 2023 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the nine months ended September 30, 2023 was $1.9 billion. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from operations for the nine months ended September 30, 2023 were primarily due to net income of $1.9 billion along with a seasonal $262.6 million decrease in residential mortgage loans available for sale, partially offset by a net increase in inventories of $173.4 million.

Net cash used in operating activities in the nine months ended September 30, 2022 was $303.9 million. The cash outflows from operations in nine months ended September 30, 2022 were primarily due to our net income of $1.7 billion along with a seasonal $507.9 million decrease in residential mortgage loans available for sale, offset by a net increase in inventories of $2.7 billion, which was primarily attributable to higher house inventory in production resulting from a large order backlog, more unsold units, and extended production cycle times combined with investment in land inventory.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2023 was $95.0 million. These cash outflows primarily resulted from capital expenditures of $67.6 million related to our ongoing investments in new communities, facilities, and information technology applications along with $18.1 million of investments in unconsolidated entities.

Net cash used in investing activities in the nine months ended September 30, 2022 was $154.7 million. These cash outflows in 2022 primarily resulted from a $10.4 million deferred payment related to the 2020 acquisition of Innovative Construction Group ("ICG"), $58.2 million of investments in unconsolidated entities as well as capital expenditures of $88.6 million related to our ongoing investments in new communities and information technology applications.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2023 totaled $1.0 billion. These cash outflows resulted primarily from the repurchase of 10.2 million common shares for $700.0 million under our share repurchase authorization, payments of $107.7 million in cash dividends, $86.8 million of repayments of notes payable, and net repayments of $161.3 million under the Repurchase Agreement related to a seasonal decrease in residential mortgage loans available-for-sale.

Net cash used in financing activities in the nine months ended September 30, 2022 totaled $1.1 billion. These cash outflows resulted primarily from the repurchase of 21.8 million common shares for $974.7 million under our share repurchase authorization, payments of $109.6 million in cash dividends, and net repayments of of $287.9 million under the Repurchase

Agreement related to a seasonal reduction in residential mortgage loans available-for-sale.These cash outflows were partially offset by net borrowings of $319.0 million under the Revolving Credit Facility.

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

Supplemental Guarantor Financial Information

As of September 30, 2023, PulteGroup, Inc. had outstanding $1.9 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	September 30, 2023	December 31, 2022
Cash, cash equivalents, and restricted cash	$1,668,197	$786,073
House and land inventory	11,255,575	10,925,830
Amount due from Non-Guarantor Subsidiaries	560,237	674,898
Total assets	14,339,400	13,074,398

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,781,021	$2,785,286
Notes payable	1,981,315	2,045,527
Total liabilities	5,096,522	5,049,079

	Nine Months Ended
	September 30,
Summarized Statement of Operations Data	2023	2022
Revenues	$11,317,362	$10,470,677
Cost of revenues	7,961,586	7,283,050
Selling, general, and administrative expenses	979,196	971,786
Income before income taxes	2,366,792	2,143,273

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the nine months ended September 30, 2023 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2023 ($000’s omitted):

	As of September 30, 2023 for the Years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$1,643	$47,642	$1,900	$481,595	$457,000	$1,000,000	$1,989,780	$1,998,032
Average interest rate	2.00%	2.99%	4.00%	5.49%	5.00%	6.71%	5.93%

Variable rate debt (a)	$425,456	$—	$—	$—	$—	$—	$425,456	$425,456
Average interest rate	7.01%	—%	—%	—%	—%	—%	7.01%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at September 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2023 to July 31, 2023	1,112,942	$79.54	1,112,942	$894,372
August 1, 2023 to August 31, 2023	1,381,118	$81.90	1,381,118	$781,257
September 1, 2023 to September 30, 2023	1,263,654	$77.84	1,263,654	$682,897
Total	3,757,714	$79.84	3,757,714

(1)     During 2023, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.0 billion on April 24, 2023. There is no expiration date for this program, under which $682.9 million remained as of September 30, 2023.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Amended and Restated By-Laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 5, 2023)

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
Master Repurchase Agreement dated as of August 16, 2023, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2023)

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 24, 2023