Form 10-K
period 2023-12-31
PULTEGROUP INC/MI/
filed 2024-02-05
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2023, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $17.0 billion. As of January 24, 2024, the registrant had 212,112,455 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.    BUSINESS

PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States ("U.S."), and our common shares are included in the S&P 500 Index and trade on the New York Stock Exchange under the ticker symbol "PHM". Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have financial services businesses, which include mortgage banking, title, and insurance agency operations, through Pulte Mortgage LLC ("Pulte Mortgage") and other subsidiaries.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). These filings are available at the SEC’s website at www.sec.gov. Our internet website address is www.pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment Committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

Homebuilding, our core business, involves the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding generated 98% of our consolidated revenues of $16.1 billion in 2023, 98% of our consolidated revenues of $16.0 billion in 2022, and 97% of our consolidated revenues of $13.7 billion in 2021. Our Homebuilding operations are geographically diverse within the U.S. During 2023, we operated out of an average of 906 active communities in 46 markets across 26 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West, we offer a wide variety of home designs with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2023, we delivered closings totaling 28,603 homes, compared with 29,111 homes in 2022 and 28,894 homes in 2021. Over our history, we have delivered over 800,000 homes.

We predominantly sell single-family detached homes, which represented 83% of our home closings in 2023, 86% in 2022, and 84% in 2021. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2023 ranged from approximately $150,000 to over $2,500,000, with 86% falling within the range of $250,000 to $750,000. The average unit selling price in 2023 was $545,000, compared with $534,000 in 2022, and $456,000 in 2021.

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

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct roads and sewer and water systems in some areas. At December 31, 2023, we controlled 222,630 lots, of which 104,515 were owned and 118,115 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward higher density and lower average selling prices relative to the local market. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2023, 39%, 36%, and 25% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects a small increase toward first-time buyers since 2022 consistent with our continued investment in serving first-time buyers.

We believe that we are an innovator in home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams, supplemented by outside consultants, follow a disciplined product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and in interior options and features. We typically offer a variety of house floor plans and elevations in each community, including potential options and upgrades, such as different flooring, countertop, fixture, and appliance choices, and we design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

We market our homes to prospective homebuyers through internet listings and link placements, social media, mobile applications, media advertising, illustrated brochures, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. This includes our websites (www.pulte.com, www.centex.com, www.delwebb.com, www.divosta.com, www.jwhomes.com, and www.americanwesthomes.com), which provide tools to help users find a home that meets their needs, investigate financing alternatives, maintain a home, learn more about us, and communicate directly with us.

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

Many of our homes are sold on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we also build speculative homes in most of our communities, which allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We determine our speculative home strategy for each community based on local market factors and maintain a level of speculative home inventory based on our current and planned sales pace and construction cadence for the community.
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $7.3 billion (12,146 units) at December 31, 2023 and $7.7 billion (12,169 units) at December 31, 2022. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2023, substantially all are scheduled to be closed during 2024, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, resin, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future. For example, labor shortages in certain of our markets have become more acute in recent years in response to industry growth and increased demand outpacing the growth of the residential construction labor pool. Additionally, the supply of certain building materials has been impacted by the combination of volatile consumer demand and disruptions in the global supply chain caused by the COVID-19 pandemic and major weather events at the point of manufacture of certain products. This volatility in demand, supply chain disruptions, and the consolidation of ownership of the source of supply for certain building materials has combined to significantly increase the prices of those materials.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2023. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for-sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

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

Financial Services Operations

We conduct our financial services business, which includes mortgage banking, title, and insurance agency operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the Federal Housing Administration ("FHA") and Department of Veterans Affairs ("VA") and are a seller/servicer approved by Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing needs.

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 61% of the homes we closed in 2023, 62% in 2022, and 73% in 2021. Other home closings are settled via either cash or third party lenders. Cash buyers represented 22% and 18% of home closings in 2023 and 2022, respectively.

In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties, and subsequently sell such mortgage loans to third party investors in the secondary market. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed-price-servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time.

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

Our insurance agency operations serve as an agency for home, auto, and other personal insurance policies in select markets to buyers of homes we sell. All such insurance policies are placed with third party insurance carriers.

Human Capital Resources

Workforce

At December 31, 2023, we employed 6,382 people, of which 1,005 were employed in our Financial Services operations. Of our homebuilding employees, 376 are involved in land acquisition and development functions; 2,380 are involved in construction and post-closing customer care functions; 1,307 are involved in the sales function; and 1,314 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

Compensation and Benefits

We offer our employees a competitive wage plus a broad range of Company-paid benefits, including medical, dental, and vision healthcare coverage, paid parental leave, adoption benefits, and a 401(k) retirement plan. The majority of our employees also participate in various performance-based incentive compensation plans. We believe that our compensation and benefits packages are competitive within our industry.

Culture and Objectives

Our key human capital management objectives are designed to attract, develop, and retain top industry talent that reflects the diversity of the communities in which we build. To support this goal, our human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits, and other programs; instill our culture with a focus on diversity and ethical behavior; and enhance our employees' performance through investment in current technology, tools, and training to enable our employees to operate at a high level. Our commitment to the aforementioned goals is evidenced through our certification as a Great Place to Work® and operation of a national diversity council.

We believe that diversity in the workplace produces unique perspectives which serve to drive innovation and change, which we feel benefits the overall organization. We believe our employees are an integral part of the success of our business and the cultivation and development of their collective skillsets is an entity-wide priority and critical to our success. Our management teams are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of ethical business conduct that sets standards for appropriate ethical behavior.

Recruitment and Retention

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 17 years, and the average tenure of our homebuilding division presidents is 18 years.

Information About Our Executive Officers

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	49	President and Chief Executive Officer	2012
Matthew W. Koart	60	Executive Vice President and Chief Operating Officer	2023
Robert T. O'Shaughnessy	58	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	56	Executive Vice President, General Counsel and Corporate Secretary	2017
Kevin A. Henry	56	Executive Vice President and Chief People Officer	2023
Brien P. O'Meara	51	Vice President and Controller	2020

The following is a brief account of the business experience of each executive officer during the past five years:
Mr. Marshall was appointed President in February 2016 and was additionally appointed Chief Executive Officer in September 2016.
Mr. Koart was appointed Executive Vice President and Chief Operating Officer in May 2023. Prior to joining our Company, he served as Chief Executive Officer of Koart Residential, Inc., a California residential developer, from December 2011 to May 2023.

Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011.

Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017.

Mr. Henry was appointed Executive Vice President and Chief People Officer in June 2023. Prior to joining our Company, he served as Chief People Officer at BlueLinx Corporation, a publicly-traded building product distributor, from March 2022 to June 2023 and, previously, the Chief People Officer at Extended Stay America, a national operator of extended stay hotels, from August 2014 to February 2022.

Mr. O'Meara was appointed Vice President and Controller in February 2017 and was designated the Company's principal accounting officer in February 2020.
There is no family relationship between any of the executive officers or between any of our executive officers and any of our directors. Each executive officer serves at the pleasure of the Board of Directors.
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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Increases in interest rates can adversely affect the market for new homes, as potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. Up until 2022, mortgage interest rates in recent years had been at or near historic lows, thereby making new homes more affordable. However, in the second quarter of 2022, in response to the Federal Reserve's increases to the federal funds rate as part of their effort to reduce inflation, mortgage rates increased, reaching their highest levels since 2008. As a result, we began to experience lower than expected signups and traffic, as well as an increase in cancellation rates, during the second half of 2022 and into the first half of 2023. Ongoing volatility in interest rates may continue to negatively impact our operations and financial results.

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

For example, beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets, and some aspects of the housing industry have yet to return to pre-2007 production levels. Beginning in 2020, the COVID-19 pandemic also impacted our business and resulted in a significant slowdown in our business and impacts to our financial results, followed by historically high inflation, increased interest rates and weaker economic conditions all of which impacted the affordability of our homes and consumer sentiment.

Inflation has resulted in increased costs that we may not be able to recoup.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which recently have had a negative impact on demand for our homes. In an inflationary environment like the one we are currently experiencing, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of consumers who can afford to purchase one of our homes. We are currently experiencing heightened labor and materials prices which have resulted primarily from increased demand and inflationary monetary policy stemming from the onset of the COVID-19 pandemic in early 2020. These factors have increased our operational costs in recent periods, and if the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for homes to offset these increased costs in the future, which would adversely impact our results of operations and cash flows.

Supply shortages and other risks related to the demand for skilled labor and building materials have and could continue to increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor. Labor shortages have continued to limit the availability of construction labor. Additionally, the supply of certain building materials, especially lumber, wood-based materials such as roof and floor trusses and oriented strand boards, steel, resin, concrete, copper, and petroleum-based materials, is limited and has been impacted by the combination of strong consumer demand, disruptions in the global supply chain caused by the COVID-19 pandemic, and major weather events at the point of manufacture of certain products. Supply constraints can also be further exacerbated by government policies which make it more difficult and/or expensive for suppliers to produce materials needed for our business. These factors, along with the consolidation of ownership of the source of supply for certain building materials, have resulted in increases to the prices of some materials. Increased costs and shortages of labor and materials can cause increases in construction costs, and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

Our success depends on our ability to acquire land suitable for residential homebuilding in accordance with our land investment criteria.

The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

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

The market value of land can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less-than-anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option arrangements previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate the agreements. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. If market conditions were to deteriorate in the future, we could elect not to execute additional options and again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and could materially and adversely affect our earnings and our shareholders' equity.

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

Our operations are subject to building, safety, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These assessments have increased over recent years as other funding mechanisms have decreased, causing local governing authorities to seek greater contributions from homebuilders. All of these factors have caused and could in the future cause an increase in the effective cost of our homes.

We also are subject to a variety of local, state, and federal laws and regulations concerning protection of health, safety, and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and could prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. More stringent requirements could be imposed in the future on homebuilders, developers, and financial services companies, thereby increasing the cost of compliance.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in limited cases, subcontractors may use improper construction processes or defective materials. In such cases, it can result in the need to perform repairs to homes. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program sponsored by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Our insurance coverage, our subcontractor arrangements, and our reserves may not be adequate to address all our warranty and construction defect claims in the future, and there is typically a lag between our payment of claims and reimbursements from applicable insurance carriers. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are costly and limited. There can be no assurance that coverage will not be further restricted or become more costly. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

We can be injured by improper acts of persons over whom we do not have control or by the attempt to impose liabilities or obligations of third parties on us.

Although we expect all of our subcontractors, employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws, regulations, or government guidelines, including practices relating to homes, buildings, or multifamily properties we build or finance, we move to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding subcontractors and employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment or engagement. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, regulations, or government guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. For instance, in recent years, hurricanes have caused significant disruptions in Florida and our Southeastern markets but did not result in a material impact to our results of operations. In addition, the increased prevalence of forest fires in recent years in our western markets has caused disruptions to our sales operations and development delays, and significant weather events have contributed to plant closures and transportation delays that have exacerbated stress on our supply chain. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

The impact of climate change and climate change or other governmental regulation may adversely impact our business.

In addition to more frequent extreme weather events, global climate change can also impact our operations through extensive governmental policy developments and shifts in consumer sentiment which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. For instance, the requirement to modify our home designs mandated by upgraded building codes or recommended practices given a region’s particular exposure to climate conditions can increase our costs, which we may not be able to recoup by increasing the price of our homes. Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are also likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations. For example, as the risk of flooding in coastal and other flood prone areas increases or the results of climate change result in water scarcity, local governments may increase the requirements on new home builders for zoning approvals and restrict areas where new homes may be built, resulting in increased development costs and greater competition for more desirable land parcels. In addition, as local governmental authorities and utilities are required to spend increasing amounts of their resources responding to and remediating weather and climate-related events, their ability to provide approvals and service to new housing communities may be impaired.

Risks Related to Our Business Model and Capital Structure

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2023, we had cash, cash equivalents, and restricted cash of $1.8 billion as well as $937.3 million available under our revolving credit facility ("Revolving Credit Facility"). However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity is our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At

December 31, 2023, we had outstanding letters of credit and surety bonds totaling $312.7 million and $2.4 billion, respectively. These letters of credit are generally issued via our unsecured Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity, and cost of operations could be adversely affected.

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

As of December 31, 2023, we had deferred tax assets of $89.5 million, against which we provided a valuation allowance of $24.8 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

We sell substantially all of the residential mortgage loans we originate within a short period in the secondary mortgage market. If we were unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either (a) curtail our origination of residential mortgage loans, which, among other things, could significantly reduce our ability to sell homes, or (b) commit our own funds to long-term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.

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

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, usage errors by our employees, or cyber-attacks or errors by third party vendors who could gain access to our confidential data or that of our customers, vendors, or employees. In particular, the frequency, severity and novelty of cyber-attacks on companies has increased in recent years, including significant ransomware attacks and foreign attacks on prominent companies and computer software programs, as threat actors become increasingly sophisticated and employ techniques, including malicious uses of artificial intelligence such as deepfakes, to launch attacks that are increasingly difficult to detect and defend against. We, like many organizations, have experienced and expect to continue to experience varying degrees of cybersecurity incidents in the course of our business, including phishing and social engineering intrusions which could lean, in turn, to ransomware attacks or other incidents that could impact our business.

While to our knowledge we have not experienced a significant cybersecurity incident that has materially affected our business strategy, results of operations or financial condition, and we are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and to enhance our monitoring to prevent, detect, contain, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have an impact on our business, there is no assurance that advances in computer capabilities, new technologies, methods or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information or otherwise prevent material consequences for our business and reputation.

If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations. Any such disruption could damage our reputation, result in lost customers, lost revenue and market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines and require us to incur significant costs to remediate or otherwise resolve these issues. In addition to direct cyber-attacks on, or other disruptions of, our systems, cyber-attacks on, or other disruptions of, the systems of our suppliers, financial service companies, service providers and other parties on which we rely to conduct our business can result in their inability to provide services to us and impact our ability to conduct our business in the ordinary course.

Breaches of our computer or data systems, including those operated by third parties on our behalf, could also result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, customers and business partners, requiring us to incur significant expense to address and resolve. Improper conduct by our employees who have access to such information could also result in the misuse of such information. The misappropriation and/or release of confidential information may also lead to legal or regulatory proceedings against us by affected individuals and the outcome of such proceedings could include penalties or fines and require us to incur significant costs to remediate or otherwise resolve. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time.

The costs of maintaining adequate protection and insurance against such threats, as they develop in the future (or as legal requirements related to data security increase), could be material. While we currently have insurance coverage for losses incurred as a result of cyber-attacks, there is no assurance that future coverage will not be restricted or become more costly. In addition, there is no assurance that any such insurance would make us whole for any losses incurred by our Company. If we suffer cybersecurity incidents or data security issues in the future, we could suffer material liabilities, our reputation could be materially damaged, and our operations could be materially disrupted.

Negative publicity could negatively impact sales, which could cause our revenues or results of operations to decline.

Our business strategy relies heavily on our reputation and brands, which are critical to our success. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of their accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

We can also be affected by poor relations with the residents of communities we develop because efforts made by us to resolve issues or disputes that may arise in connection with the operation or development of their communities, or in connection with the transition of a homeowners association, could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes, which could adversely affect our results of operations.

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

Our business was materially and adversely disrupted by the outbreak and worldwide spread of COVID-19 and could be materially and adversely disrupted by another epidemic or pandemic like COVID-19, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

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

For instance, in 2020, the World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time. These restrictions had an adverse impact on our business beginning in the spring of 2020. As effective treatment and mitigation measures for COVID-19 advanced, economic activity gradually resumed and demand for new homes improved significantly. The effects of the pandemic on economic activity, combined with the strong demand for new homes, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages. Some of those conditions continue to impact our operations and financial performance as have the impact of COVID-19 on the broader economy. For instance, pervasive inflation incurred in part by COVID-19 resulted in federal financial policies which increased mortgage interest rates resulting in a significant impact to our business. Our operational and financial performance could be impacted by a pandemic, including a resurgence in the COVID-19 pandemic and any containment or mitigation measures put in place as a result of the resurgence, all of which are highly uncertain, unpredictable and outside our control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes and policies for assessing, identifying and managing material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework with our processes focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. We conduct tabletop exercises with outside consultants at least annually to test our processes and policies and use feedback from those exercises to improve our processes. Our senior management and members of the Audit Committee of our Board of Directors participate in those exercises. Our processes and policies include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face, see Item 1A Risk Factors – Information technology failures or data security breaches could harm our business and result in substantial costs.

Governance

Cybersecurity and risks related to our information technology and other computer resources are an important focus of our Board of Directors’ risk oversight. Our Audit Committee receives materials on a frequent basis to address the identification and status of information technology cybersecurity risks, and management, including our Chief Information Officers (CIO) and Chief Information Security Officers (CISO), provides quarterly updates to our Audit Committee and an annual update to our Board of Directors with respect to cybersecurity matters.

Aspects of the information systems of our Homebuilding operations and our Financial Services operations are separate and distinct, and therefore each operation has a separate CIO and CISO. The CIOs are responsible for managing their respective CISO and ensuring their information security team is assessing and managing cybersecurity risks in accordance with our processes and procedures. Each of our CIOs has over 20 years’ experience managing enterprise information technology systems. The CISO of our Homebuilding operations is a certified information security manager as certified by the Information Systems Audit and Control Association (ISACA).

Pursuant to our Cybersecurity Incident Response Plan (CIRP), when a cybersecurity event has been identified through our detection processes, it is assessed in order to determine whether the event is a cybersecurity incident. Our CIRP designates the primary manager of a cybersecurity incident, describes the parties who should be informed about the incident and outlines the processes for containment, eradication, recovery and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, members of our senior management team and Board of Directors are notified of an incident and kept informed of the mitigation and remediation of the incident. We are not aware of any material cybersecurity incidents in the last three years.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 24, 2024, there were 1,994 shareholders of record.

In November 2023, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on January 3, 2024, to shareholders of record on December 19, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, capital requirements and liquidity, cash flows, and financial conditions.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2023 to October 31, 2023	1,359,265	$72.29	1,359,265	$584,641	(2)
November 1, 2023 to November 30, 2023	1,239,446	83.37	1,239,446	$481,308	(2)
December 1, 2023 to December 31, 2023	1,014,602	97.00	1,014,602	$382,897	(2)
Total	3,613,313	$83.03	3,613,313

(1)During 2023, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)The Board of Directors approved a share repurchase authorization increase of $1.0 billion on April 24, 2023. There is no expiration date for this program, under which $382.9 million remained available as of December 31, 2023. During 2023, we repurchased 13.8 million shares for a total of $1.0 billion under this program. On January 29, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. .

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2019, 2020, 2021, 2022, and 2023, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2023

Comparison of Cumulative Total Return Assuming $100 Investment as of 12/31/2018
$450.00
$425.00
$400.00
$375.00
$350.00
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2018
2019
2020
2021
2022
2023
PULTEGROUP, INC.
S&P 500 Index - Total Return
Dow Jones U.S. Select Home Construction Index

	2018	2019	2020	2021	2022	2023
PULTEGROUP, INC.	$100.00	$151.33	$170.47	$228.50	$184.59	$422.31
S&P 500 Index - Total Return	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Select Home Construction Index	100.00	149.60	189.98	284.54	210.79	357.43
* Assumes $100 invested on December 31, 2018, and the reinvestment of dividends.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The demand for new homes declined beginning in mid-2022 as the Federal Reserve repeatedly increased benchmark interest rates in response to inflation, which, in turn, drove national mortgage and other interest rates higher and negatively impacted home affordability and consumer sentiment. Despite the higher mortgage interest rates that continued through most of 2023, demand for new homes began to strengthen in early 2023, weakened in the fall with continued mortgage interest rate volatility, and then gained momentum to end the year as mortgage interest rates moderated. For the full year, we experienced an increase in our net new orders of 23% in 2023 from 2022. The overall demand for new homes strengthened as the result of a continuing limited supply of existing home inventories in combination with the market adjusting to the higher interest rate environment. While affordability challenges for housing remain due to the higher interest rates, cost increases, and general inflation in recent years, we have responded by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns, which have supported the increase in our net new orders. Additionally, the rate of customer order cancellations that spiked in 2022 in response to inflation and interest rate increases has now normalized to historical levels.

Supply chain constraints that began after the onset of the COVID-19 pandemic improved in 2022 and 2023, which has contributed to a shortening of our production cycle times. The time required to construct a home was approximately six weeks shorter at the end of 2023 compared to the end of 2022, and we experienced sequential improvement throughout 2023. However, production cycle times remain elevated versus our historical norms as the availability of certain materials and construction labor remain challenged along with ongoing, though lessened, delays in municipal approvals and inspections.

Despite the recent improvements, the noted supply chain and labor issues have led to significant cost pressures in almost all areas of our business, but especially labor and materials costs related to the development of our land inventory and the construction of our homes. Lumber, in particular, has experienced heightened volatility in recent years. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. During 2023 and 2022, through a combination of cost reduction initiatives, construction pacing and sales strategies which took advantage of periods of strong consumer demand, we were able to largely offset the majority of such cost increases through the sales prices of our homes.

As the business slowed in the second half of 2022, we adjusted business practices to support a consistent cadence of house starts and an appropriate inventory of quick move-in homes as we focused on turning our assets and delivering high returns on investment. By achieving an effective balance of price and pace, we realized strong revenues and earnings in 2023. Within an evolving macroeconomic environment, consumers across all buyer segments and price points continued to demonstrate a strong desire for homeownership. As a result, we increased our housing starts throughout 2023. As interest rates continued to increase during 2023, buyer demand slowed slightly but strengthened again during the fourth quarter as a result of a recent decrease in mortgage interest rates.

We remain focused on taking a measured approach to our capital allocation strategy to effectively respond to future volatility in demand. Accordingly, we are focused on protecting liquidity and closely managing our cash flows while also continuing to focus on shareholder returns, including the following actions:

–Increasing our lot optionality within our land pipeline for increased flexibility;
–Producing sufficient levels of spec inventory (houses without customer orders) to service buyers seeking to close within 30 to 90 days;
–Maintaining a focus on shareholder return through share buybacks and dividends, including a 25% increase in our dividends from $0.16 to $0.20 per share effective with our January 2024 dividend payment;
–Taking an opportunistic approach to repurchasing debt; and
–Maintaining ample liquidity.

Although higher mortgage interest rates may persist for some time, the supply of both new and existing homes for sale remains limited, and demographics supporting housing demand remain favorable. We remain confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise and support future growth.

The following tables and related discussion set forth key operating and financial data for our Homebuilding and Financial Services operations as of and for the fiscal years ended December 31, 2023 and 2022. For similar operating and financial data and discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 6, 2023.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2023	2022
Income before income taxes:
Homebuilding	$3,316,075	$3,307,328
Financial Services	133,192	132,230
Income before income taxes	3,449,267	3,439,558
Income tax expense	(846,895)	(822,241)
Net income	$2,602,372	$2,617,317
Per share data - assuming dilution:
Net income	$11.72	$11.01

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2023	FY 2023 vs. FY 2022	2022
Home sale revenues (a)	$15,598,707	—%	$15,548,119
Land sale and other revenues	142,116	(1)%	143,144
Total Homebuilding revenues	15,740,823	—%	15,691,263
Home sale cost of revenues (a) (b)	(11,030,206)	1%	(10,867,879)
Land sale and other cost of revenues	(124,607)	4%	(119,906)
Selling, general, and administrative expenses ("SG&A") (c)	(1,312,642)	(5)%	(1,381,222)
Equity income from unconsolidated entities (d)	3,506	(e)	49,403
Gain on debt retirement	663	(e)	—
Other income (expense), net (f)	38,538	(e)	(64,331)
Income before income taxes	$3,316,075	—%	$3,307,328
Supplemental data:
Gross margin from home sales (a) (b)	29.3%	(80) bps	30.1%
SG&A % of home sale revenues (a) (c)	8.4%	(50) bps	8.9%
Closings (units)	28,603	(2)%	29,111
Average selling price (a)	$545	2%	$534
Net new orders (g):
Units	28,580	23%	23,277
Dollars	$15,244,353	12%	$13,589,392
Cancellation rate	16%		19%
Average active communities	906	12%	810
Backlog at December 31:
Units	12,146	—%	12,169
Dollars	$7,319,714	(5)%	$7,674,068

(a)All periods reflect the reclassification of closing cost incentives from home sale cost of revenues to home sale revenues (Note 1).
(b)Includes the amortization of capitalized interest.
(c)Includes insurance reserve reversals of $130.8 million and $65.0 million in 2023 and 2022, respectively.
(d)Equity income from unconsolidated entities includes a gain of $49.1 million in 2022 related to a property sale in an unconsolidated entity in Northern California.
(e)Percentage not meaningful.
(f)See "Other income (expense), net" for a table summarizing significant items (Note 1).
(g)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2023 were higher than 2022 by $50.6 million. The increase was attributable to a 2% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price reflected the impact of continued consumer demand and persistent inflation, partially offset by an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. The year-over-year increase in average selling price occurred in the majority of our markets. The decrease in closings during 2023 was primarily attributable to 2022 benefiting from a larger beginning backlog due to heightened demand during 2021 combined with a sharp decrease in net new orders in the fourth quarter of 2022 in response to the aforementioned sharp increase in mortgage interest rates.

Home sale gross margins

Home sale gross margins were 29.3% in 2023, compared with 30.1% in 2022. Gross margins remained strong in both 2023 and 2022 relative to historical levels. Generally, we were able to maintain pricing to substantially offset increases in house and land costs as a result of continued consumer demand combined with the low supply of new and existing homes for sale.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $17.5 million and $23.2 million in 2023 and 2022, respectively.

SG&A

SG&A as a percentage of home sale revenues was 8.4% and 8.9% in 2023 and 2022, respectively. The gross dollar amount of our SG&A decreased $68.6 million, or 5%, in 2023 compared with 2022. This decrease is primarily attributable to lower insurance costs as a result of favorable claims experience partially offset by other overhead costs to support the higher number of active communities.

Other income (expense), net

Other income (expense), net includes the following ($000’s omitted):

	2023	2022
Write-offs of deposits and pre-acquisition costs (Note 2)	$(23,512)	$(63,559)
Amortization of intangible assets (Note 1)	(10,538)	(11,118)
Interest income	61,533	1,971
Interest expense	(469)	(284)
Miscellaneous, net	11,524	8,659
Total other income (expense), net	$38,538	$(64,331)

The higher write-offs of deposits and pre-acquisition costs in 2022 occurred primarily in the second half of 2022 as we made decisions to terminate a number of land option agreements due to the aforementioned sharp decrease in demand that began in mid-2022 but then recovered in 2023. Interest income increased significantly in 2023 as the result of significantly higher returns on invested cash balances due to the elevated interest rate environment.

Net new orders

Net new orders in units increased 23% in 2023 compared with 2022, while net new orders in dollars increased by 12% compared with 2022. The increased net new order volume in 2023 was primarily due to improved demand combined with better availability of quick move-in speculative homes. Net new orders in dollars increased a smaller amount than the increase in units as the result of both an increase in the mix of first-time buyer homes, which typically carry a lower sales price, and higher sales incentives in substantially all of our markets. The annual cancellation rate (canceled orders for the period divided by gross new orders for the period) decreased to 16% in 2023 compared to 19% in 2022. Cancellation rates began to increase in mid-2022 as the market responded to increased home affordability challenges resulting from a historic increase in mortgage interest rates, increases in the price of homes, and the impact of inflationary pressures in the broader economy. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 5% in 2023 compared with 2022, as a result of improved production cycle times.

Homes in production

The following is a summary of our homes in production at December 31, 2023 and 2022:

	2023	2022
Sold	9,508	10,247
Unsold
Under construction	6,118	6,874
Completed	1,263	982
	7,381	7,856
Models	1,465	1,298
Total	18,354	19,401

The number of homes in production at December 31, 2023 was 5% lower compared to December 31, 2022. This decrease resulted from the lower order backlog caused by the lower number of sold homes and higher cancellations in the second half of 2022 following the significant increase in mortgage interest rates. This decrease was partially offset by an increased number of completed unsold homes, which reflected our strategic decision to increase starts of speculative units in response to buyer demand for quick move-in homes.

Controlled lots

The following is a summary of our lots under control at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,204	8,718	12,922	4,295	7,502	11,797
Southeast	18,911	27,666	46,577	16,692	23,433	40,125
Florida	26,922	35,543	62,465	26,413	29,667	56,080
Midwest	12,290	14,461	26,751	12,923	13,128	26,051
Texas	16,487	17,378	33,865	20,197	14,438	34,635
West	25,701	14,349	40,050	28,328	14,096	42,424
Total	104,515	118,115	222,630	108,848	102,264	211,112
	47%	53%	100%	52%	48%	100%

Developed (%)	45%	18%	31%	43%	16%	30%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.4 billion at December 31, 2023.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2023, we conducted our operations in 46 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking, title, and insurance agency operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2023	FY 2023 vs. FY 2022	2022
Home sale revenues (a):
Northeast	$969,107	(9)%	$1,062,764
Southeast	2,669,065	(3)%	2,761,629
Florida	4,652,617	22%	3,816,917
Midwest	2,084,807	(9)%	2,289,216
Texas	2,040,164	(6)%	2,180,852
West	3,182,947	(7)%	3,436,741
	$15,598,707	—%	$15,548,119
Income before income taxes (b):
Northeast	$218,159	(11)%	$244,233
Southeast	620,969	(10)%	692,279
Florida	1,212,675	29%	939,034
Midwest	368,321	1%	363,028
Texas	389,085	(16)%	465,461
West (c)	419,635	(39)%	687,403
Other homebuilding (d)	87,231	204%	(84,110)
	$3,316,075	—%	$3,307,328
Closings (units):
Northeast	1,417	(12)%	1,614
Southeast	5,201	2%	5,105
Florida	7,742	12%	6,928
Midwest	3,955	(14)%	4,579
Texas	5,295	(7)%	5,692
West	4,993	(4)%	5,193
	28,603	(2)%	$29,111
Average selling price (a):
Northeast	$684	4%	$658
Southeast	513	(5)%	541
Florida	601	9%	551
Midwest	527	5%	500
Texas	385	1%	383
West	637	(4)%	662
	$545	2%	$534

(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (Note 1).
(b)Includes land-related charges as summarized in the following land-related charges table (Notes 2 and 3).
(c)West includes a gain of $49.1 million in 2022 related to a property sale in an unconsolidated entity in Northern California.
(d)    Other homebuilding includes corporate interest income, the amortization of intangible assets, the amortization of capitalized interest, and other items not allocated to the operating segments. Also includes insurance reserve reversals of $130.8 million and $65.0 million in 2023 and 2022, respectively (Note 11).

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2023	FY 2023 vs. FY 2022	2022
Net new orders - units:
Northeast	1,510	16%	1,300
Southeast	5,541	22%	4,535
Florida	6,893	12%	6,139
Midwest	4,297	33%	3,241
Texas	5,143	17%	4,382
West	5,196	41%	3,680
	28,580	23%	23,277
Net new orders - dollars:
Northeast	$1,034,819	14%	$908,136
Southeast	2,758,983	8%	2,561,279
Florida	4,019,271	2%	3,941,197
Midwest	2,309,404	32%	1,753,351
Texas	1,916,753	8%	1,779,578
West	3,205,123	21%	2,645,851
	$15,244,353	12%	$13,589,392
Cancellation rates:
Northeast	8%		11%
Southeast	10%		12%
Florida	16%		15%
Midwest	11%		12%
Texas	19%		26%
West	22%		30%
	16%		19%
Unit backlog:
Northeast	567	20%	474
Southeast	2,246	18%	1,906
Florida	3,792	(18)%	4,641
Midwest	1,692	25%	1,350
Texas	1,637	(8)%	1,789
West	2,212	10%	2,009
	12,146	—%	12,169
Backlog dollars:
Northeast	$408,371	19%	$342,658
Southeast	1,221,736	8%	1,131,817
Florida	2,497,827	(20)%	3,131,174
Midwest	1,011,503	29%	786,905
Texas	730,389	(14)%	853,801
West	1,449,888	2%	1,427,713
	$7,319,714	(5)%	$7,674,068

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2023	2022
Land-related charges*:
Northeast	$497	$4,597
Southeast	7,853	18,381
Florida	2,683	13,515
Midwest	7,786	6,517
Texas	3,661	6,745
West	19,343	16,406
Other homebuilding	1,292	495
	$43,115	$66,656

*    Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2023, Northeast home sale revenues decreased 9% compared with 2022 due to a 12% decrease in closings partially offset by a 4% increase in average selling price. The decrease in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes decreased 11%, primarily due to decreased closings and revenues in the Northeast Corridor. Net new orders increased across all markets.

Southeast:

For 2023, Southeast home sale revenues decreased 3% compared with 2022 due to a 5% decrease in average selling price partially offset by a 2% increase in closings. The decrease in average selling price and increase in closings occurred across the majority of markets. Income before income taxes decreased 10%, primarily due to decreased revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

Florida:

For 2023, Florida home sale revenues increased 22% compared with 2022 due to a 12% increase in closings combined with a 9% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 29%, primarily due to increased revenues and gross margins across all markets. Net new orders increased across the majority of markets.

Midwest:

For 2023, Midwest home sale revenues decreased 9% compared with 2022 due to a 14% decrease in closings partially offset by a 5% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across all markets. Income before income taxes increased 1%, primarily due to the increase in average selling price across all markets, partially offset by the closing volume decline across the majority of markets. Net new orders increased across all markets.

Texas:

For 2023, Texas home sale revenues decreased 6% compared with 2022 due to a 7% decrease in closings partially offset by a 1% increase in average selling price. The decrease in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 16%, primarily due to decreased revenues and gross margins across all markets. Net new orders increased across the majority of markets.

West:

For 2023, West home sale revenues decreased 7% compared with 2022 primarily due to a 4% decrease in closings combined with a 4% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 39%, primarily due to decreased revenues and gross margins across the majority of markets. Results for 2022 also included a gain of $49.1 million related to a property sale in an unconsolidated entity in Northern California. Net new orders increased across all markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance agency operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2023	FY 2023 vs. FY 2022	2022
Mortgage revenues	$202,614	(2)%	$206,932
Title services revenues	85,462	7%	80,198
Insurance agency commissions	32,679	33%	24,586
Total Financial Services revenues	320,755	3%	311,716
Expenses	(187,280)	4%	(180,696)
Equity income from unconsolidated entities	1,055	(17)%	1,277
Other expense, net	(1,338)	(a)	(67)
Income before income taxes	$133,192	1%	$132,230
Total originations:
Loans	17,427	(4)%	18,186
Principal	$6,924,910	(3)%	$7,105,486

(a)     Percentage not meaningful

	Years Ended December 31,
	2023	2022
Supplemental data:
Capture rate	81.6%	77.6%
Average FICO score	748	748
Funded origination breakdown:
Government (FHA, VA, USDA)	23%	19%
Other agency	74%	74%
Total agency	97%	93%
Non-agency	3%	7%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues during 2023 increased 3% compared with 2022 as the result of higher earned title premiums and insurance commissions.

Income before income taxes

The increase in income before income taxes for 2023 as compared with 2022 was primarily attributable to higher title and insurance revenues partially offset by higher overhead expenses.

Income Taxes

Our effective income tax rate was 24.6% and 23.9% for 2023 and 2022, respectively. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

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

At December 31, 2023, we had unrestricted cash and equivalents of $1.8 billion, restricted cash balances of $42.6 million, and $937.3 million available under our Revolving Credit Facility (as defined below). Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 15.9% at December 31, 2023 as compared with 18.7% at December 31, 2022.

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

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. Though we experienced significant improvement in 2023, the elongation of our production cycle in recent years has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2024, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

At December 31, 2023, we had $1.9 billion of unsecured senior notes outstanding with no repayments due until March 2026, when $455.4 million of notes are scheduled to mature.

At December 31, 2022, we had $2.0 billion of unsecured senior notes outstanding with no repayments due until March 2026, when $500.0 million of notes were scheduled to mature.

During the twelve months ended 2023, we completed open market repurchases of $44.6 million and $56.1 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $71.0 million at December 31, 2023. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Joint venture debt

At December 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $73.5 million, of which $33.2 million related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

In August 2023, Pulte Mortgage entered into the Repurchase Agreement, which matures on August 14, 2024. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders. The maximum aggregate commitment was $850.0 million during the seasonally high borrowing period from December 27, 2023 through January 15,

2024. Thereafter, the maximum aggregate commitment ranges from $600.0 million to $700.0 million. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted average interest rate of 7.15%, and $350.4 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

We declared quarterly cash dividends totaling $149.8 million and $143.1 million in 2023 and 2022, respectively, and repurchased 13.8 million and 24.2 million shares in 2023 and 2022, respectively, for a total of $1.0 billion and $1.1 billion in 2023 and 2022, respectively. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At December 31, 2023, we had remaining authorization to repurchase $382.9 million of common shares. On January 29, 2024, the Board of Directors increased our on January 29, 2024 share repurchase authorization by $1.5 billion.

Contractual obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2023, we had outstanding letters of credit of $312.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.4 billion at December 31, 2023, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2023, these agreements had an aggregate remaining purchase price of $6.4 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At December 31, 2023, outstanding deposits totaled $405.4 million, of which $16.3 million is refundable.

For further information regarding our primary obligations, refer to Note 5, "Debt" and Note 11, "Commitments and Contingencies" to the Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for amounts outstanding as of December 31, 2023, related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in 2023 was $2.2 billion, compared with net cash provided by operating activities of $668.5 million in 2022. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2023 was primarily due to our net income of $2.6 billion, which was partially offset by a $354.0 million net increase in inventories primarily attributable to investment in land inventory.

Net cash provided by operating activities in 2022 was primarily due to our net income of $2.6 billion, which was partially offset by a $2.3 billion net increase in inventories primarily attributable to higher house inventory in production resulting from more unsold units and extended production cycle times combined with investment in land inventory. Cash flow from operations in 2022 was also favorably impacted by a $266.3 million decrease in residential mortgage loans available-for-sale.

Investing activities

Net cash used in investing activities totaled $129.1 million in 2023, compared with $171.7 million in 2022. The 2023 cash outflows primarily reflect $23.4 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $92.2 million related to our ongoing investment in new communities, construction operations, and certain information technology applications.

Net cash used in investing activities in 2022 primarily reflected $64.7 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $112.7 million related to our ongoing investment in new communities, construction operations, and certain information technology applications.

Financing activities

Net cash used in financing activities was $1.3 billion in 2023 compared with $1.2 billion during 2022. The net cash used in financing activities for 2023 resulted primarily from the repurchase of 13.8 million common shares for $1.0 billion under our repurchase authorization, cash dividends of $142.5 million, and repayments of debt of $123.3 million.

Net cash used in financing activities for 2022 resulted primarily from the repurchase of 24.2 million common shares for $1.1 billion under our repurchase authorization and cash dividends of $144.1 million.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors, our quarterly results in 2023 and 2022 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of December 31, 2023 PulteGroup, Inc. had outstanding $1.9 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of the guarantees when such guarantees were issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot provide assurance, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data	December 31,
ASSETS	2023	2022
Cash, cash equivalents, and restricted cash	$1,471,293	$786,073
House and land inventory	11,474,861	10,925,830
Amount due from Non-Guarantor Subsidiaries	839,673	674,898
Total assets	14,451,614	13,074,398

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,810,832	$2,785,286
Notes payable	1,962,218	2,045,527
Total liabilities	5,078,696	5,049,079

	Years Ended December 31,
Summarized Statement of Operations Data	2023	2022
Revenues	$15,447,595	$15,416,191
Cost of revenues	10,895,197	10,764,667
Selling, general, and administrative expenses	1,312,645	1,330,994
Income before income taxes	3,334,858	3,245,925

Critical Accounting Estimates

The preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles and the discussion and analysis of its financial condition and operating results requires management to make estimates and assumptions, including estimates about the future resolution of existing uncertainties that affect the amounts reported. As a result, actual results could differ from these estimates. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. We believe the following critical accounting estimates reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a discussion of all of our significant accounting policies, refer to Note 1, "Summary of Significant Accounting Policies".

Inventory and cost of revenues

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of 10 years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

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

Generally, a community must have projected gross margin percentages in the single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2023 and our average gross margin in backlog at December 31, 2023 both exceeded 28%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $704.2 million of deposits and pre-acquisition costs at December 31, 2023 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

Our recorded reserves for all such claims totaled $563.1 million and $635.9 million at December 31, 2023 and 2022, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 77% and 74% of the total general liability reserves at December 31, 2023 and 2022, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $475 million to $650 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2023 and 2022, we reduced general liability reserves by $130.8 million and $65.0 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute this favorable experience to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2023 and 2022 ($000’s omitted).

	As of December 31, 2023 for the Years Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$48,111	$6,240	$463,359	$443,875	$4,340	$1,004,340	$1,970,265	$2,080,187
Average interest rate	2.98%	1.22%	5.44%	5.00%	—%	6.68%	5.89%

Variable rate debt (a)	$499,627	$—	$—	$—	$—	$—	$499,627	$499,267
Average interest rate	7.15%	—%	—%	—%	—%	—%	7.15%

	As of December 31, 2022 for the Years Ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$20,841	$30,792	$—	$503,595	$500,000	$1,000,000	$2,055,228	$2,079,218
Average interest rate	2.45%	4.72%	—%	5.49%	5.00%	6.71%	5.92%

Variable rate debt (a)	$586,711	$—	$—	$—	$—	$—	$586,711	$586,711
Average interest rate	5.39%	—%	—%	—%	—%	—%	5.39%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2023 or 2022.

Derivative instruments and hedging activities

Pulte Mortgage is exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment ("IRLC")) is a derivative financial instrument (interest rate is locked to the borrower). The interest rate risk continues through the loan closing and until the loan is sold to an investor. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 90 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float. In periods of low interest rates, the length of exposure will also generally increase as customers desire to lock before the possibility of rising rates.

In order to reduce these risks, we use derivative financial instruments, principally cash forward contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the IRLC. We generally enter into one of the aforementioned derivative financial instruments upon accepting IRLCs. Changes in the fair value of IRLCs and the other derivative financial instruments are recognized in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

At December 31, 2023 and 2022, residential mortgage loans available-for-sale had an aggregate fair value of $516.1 million and $677.2 million, respectively. At December 31, 2023 and 2022, we had aggregate IRLCs of $404.7 million and $653.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $745.0 million and $1.0 billion at December 31, 2023 and 2022, respectively, and whole loan investor commitments totaled $207.9 million and $285.9 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
($000’s omitted, except per share data)

	2023	2022
ASSETS
Cash and equivalents	$1,806,583	$1,053,104
Restricted cash	42,594	41,449
Total cash, cash equivalents, and restricted cash	1,849,177	1,094,553
House and land inventory	11,795,370	11,326,017
Land held for sale	23,831	42,254
Residential mortgage loans available-for-sale	516,064	677,207
Investments in unconsolidated entities	166,913	146,759
Other assets	1,545,667	1,291,572
Goodwill	68,930	68,930
Intangible assets	56,338	66,875
Deferred tax assets	64,760	82,348
	$16,087,050	$14,796,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $117,212 and $87,578 at December 31, 2023 and 2022, respectively	$619,012	$565,975
Customer deposits	675,091	783,556
Deferred tax liabilities	302,155	215,446
Accrued and other liabilities	1,645,690	1,685,202
Financial Services debt	499,627	586,711
Notes payable	1,962,218	2,045,527
Total liabilities	5,703,793	5,882,417
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 212,557,522 and 225,840,443 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,126	2,258
Additional paid-in capital	3,368,407	3,330,138
Retained earnings	7,012,724	5,581,702
Total shareholders’ equity	10,383,257	8,914,098
	$16,087,050	$14,796,515

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2023, 2022, and 2021
(000’s omitted, except per share data)

	2023	2022	2021
Revenues:
Homebuilding
Home sale revenues	$15,598,707	$15,548,119	$13,186,925
Land sale and other revenues	142,116	143,144	160,538
	15,740,823	15,691,263	13,347,463
Financial Services	320,755	311,716	389,532
Total revenues	16,061,578	16,002,979	13,736,995

Homebuilding Cost of Revenues:
Home sale cost of revenues	(11,030,206)	(10,867,879)	(9,652,074)
Land sale and other cost of revenues	(124,607)	(119,906)	(134,013)
	(11,154,813)	(10,987,785)	(9,786,087)

Financial Services expenses	(187,280)	(180,696)	(168,486)
Selling, general, and administrative expenses	(1,312,642)	(1,381,222)	(1,208,698)
Equity income from unconsolidated entities, net	4,561	50,680	17,200
Gain (loss) on debt retirement	663	—	(61,469)
Other income (expense), net	37,200	(64,398)	(19,610)
Income before income taxes	3,449,267	3,439,558	2,509,845
Income tax expense	(846,895)	(822,241)	(563,525)
Net income	$2,602,372	$2,617,317	$1,946,320

Net income per share:
Basic	$11.79	$11.07	$7.44
Diluted	$11.72	$11.01	$7.43
Cash dividends declared	$0.68	$0.61	$0.57

Number of shares used in calculation:
Basic	219,958	235,010	259,285
Effect of dilutive securities	1,205	1,156	643
Diluted	221,163	236,166	259,928

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2023, 2022, and 2021
($000’s omitted)

	2023	2022	2021
Net income	$2,602,372	$2,617,317	$1,946,320

Other comprehensive income, net of tax:
Change in value of derivatives	—	45	100
Other comprehensive income	—	45	100

Comprehensive income	$2,602,372	$2,617,362	$1,946,420

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022, and 2021
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2020	266,464	$2,665	$3,261,412	$(145)	$3,306,057	$6,569,989
Stock option exercises	1	—	11	—	—	11
Share issuances	525	5	4,176	—	—	4,181
Dividends declared	—	—	—	—	(148,133)	(148,133)
Share repurchases	(17,664)	(177)	—	—	(897,126)	(897,303)
Cash paid for shares withheld for taxes	—	—	—	—	(10,842)	(10,842)
Share-based compensation	—	—	25,192	—	—	25,192
Net income	—	—	—	—	1,946,320	1,946,320
Other comprehensive income	—	—	—	100	—	100
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	676	7	6,024	—	—	6,031
Dividends declared	—	—	—	—	(143,134)	(143,134)
Share repurchases	(24,162)	(242)	—	—	(1,074,431)	(1,074,673)
Cash paid for shares withheld for taxes	—	—	—	—	(14,326)	(14,326)
Share-based compensation	—	—	33,323	—	—	33,323
Net income	—	—	—	—	2,617,317	2,617,317
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
Share issuances	511	6	4,835	—	—	4,841
Dividends declared	—	—	—	—	(149,806)	(149,806)
Share repurchases	(13,793)	(138)	—	—	(999,862)	(1,000,000)
Excise tax on share repurchases	—	—	—	—	(9,691)	(9,691)
Cash paid for shares withheld for taxes	—	—	—	—	(11,991)	(11,991)
Share-based compensation	—	—	33,434	—	—	33,434
Net income	—	—	—	—	2,602,372	2,602,372
Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$—	$7,012,724	$10,383,257
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022, and 2021
($000’s omitted)

	2023	2022	2021
Cash flows from operating activities:
Net income	$2,602,372	$2,617,317	$1,946,320
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	104,266	106,584	59,168
Land-related charges	43,115	66,656	12,302
(Gain) loss on debt retirement	(663)	—	61,469
Depreciation and amortization	80,824	70,918	69,953
Equity income from unconsolidated entities	(4,561)	(50,680)	(17,200)
Distributions of earnings from unconsolidated entities	4,564	49,151	2,110
Share-based compensation expense	48,200	42,989	36,745
Other, net	(758)	1,431	1,586
Increase (decrease) in cash due to:
Inventories	(354,016)	(2,256,690)	(1,266,398)
Residential mortgage loans available-for-sale	160,934	266,310	(382,813)
Other assets	(290,631)	(140,761)	(159,906)
Accounts payable, accrued and other liabilities	(196,884)	(104,759)	640,685
Net cash provided by operating activities	2,196,762	668,466	1,004,021
Cash flows from investing activities:
Capital expenditures	(92,201)	(112,661)	(72,781)
Investments in unconsolidated entities	(23,403)	(64,701)	(101,591)
Distributions of capital from unconsolidated entities	3,265	21,704	53,927
Business acquisition	—	(10,400)	(10,400)
Other investing activities, net	(16,756)	(5,685)	6,713
Net cash used in investing activities	(129,095)	(171,743)	(124,132)
Cash flows from financing activities:
Repayments of notes payable	(123,290)	(4,856)	(836,893)
Borrowings under revolving credit facility	—	2,869,000	—
Repayments under revolving credit facility	—	(2,869,000)	—
Financial Services borrowings (repayments), net	(87,084)	(39,412)	214,302
Debt issuance costs	(1,572)	(11,167)	—
Proceeds from liabilities related to consolidated inventory not owned	129,656	58,729	—
Payments related to consolidated inventory not owned	(76,303)	(5,915)	—
Stock option exercises	—	—	11
Share repurchases	(1,000,000)	(1,074,673)	(897,303)
Cash paid for shares withheld for taxes	(11,991)	(14,326)	(10,842)
Dividends paid	(142,459)	(144,115)	(147,834)
Net cash used in financing activities	(1,313,043)	(1,235,735)	(1,678,559)
Net increase (decrease)	754,624	(739,012)	(798,670)
Cash, cash equivalents, and restricted cash at beginning of period	1,094,553	1,833,565	2,632,235
Cash, cash equivalents, and restricted cash at end of period	$1,849,177	$1,094,553	$1,833,565

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$10,786	$1,797	$10,856
Income taxes paid, net	$784,453	$641,948	$457,406

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the U.S., and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance agency operations.

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

Reclassifications

Effective with our first quarter 2023 reporting, we reclassified our closing cost incentives provided to customers, including seller-paid financing costs, from home sale cost of revenues to home sale revenues. All prior period amounts have been reclassified to conform to the current presentation. As a result, all sales incentives provided to customers are classified as a reduction of home sale revenues. This reclassification had the effect of reducing both home sale revenues and home sale cost of revenues by the amount of such closing cost incentives, which totaled $226.0 million and $189.9 million for the years ended December 31, 2022 and 2021, respectively.

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with an original maturity of three months or less. Cash and equivalents at December 31, 2023 and 2022 also included $43.2 million and $42.9 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other income (expense), net. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 4.

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $68.9 million at both December 31, 2023 and 2022. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets consist of primarily of tradenames acquired in connection with acquisitions and totaled $56.3 million, net of accumulated amortization of $98.2 million, at December 31, 2023, and $66.9 million, net of accumulated amortization of $87.7 million, at December 31, 2022. Such tradenames are generally being amortized over 20-year lives. Amortization expense totaled $10.5 million, $11.1 million, and $16.5 million in 2023, 2022 and 2021, respectively, and is expected to be $10.0 million in 2024, $9.3 million in 2025, $8.9 million in 2026, $6.5 million in 2027, and $6.3 million in 2028. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $221.5 million net of accumulated depreciation of $264.4 million at December 31, 2023 and $200.3 million net of accumulated depreciation of $242.3 million at December 31, 2022. Depreciation expense totaled $70.3 million, $59.8 million, and $53.5 million in 2023, 2022, and 2021, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $57.5 million, $61.6 million, and $47.2 million, in 2023, 2022, and 2021, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $27.8 million, $27.6 million, and $23.4 million in 2023, 2022, and 2021, respectively.

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	2023	2022	2021
Write-offs of deposits and pre-acquisition costs (Note 2)	$(23,512)	$(63,559)	$(12,283)
Amortization of intangible assets (Note 1)	(10,538)	(11,118)	(16,502)
Interest income	61,533	1,971	1,953
Interest expense	(469)	(284)	(502)
Miscellaneous, net	10,186	8,592	7,724
Total other income (expense), net	$37,200	$(64,398)	$(19,610)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in 2023, 2022, and 2021.

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

	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net income	$2,602,372	$2,617,317	$1,946,320
Less: earnings distributed to participating securities	(511)	(846)	(1,218)
Less: undistributed earnings allocated to participating securities	(8,990)	(15,330)	(15,117)
Numerator for basic earnings per share	$2,592,871	$2,601,141	$1,929,985
Add: undistributed earnings allocated to participating securities	8,990	15,330	15,117
Less: undistributed earnings reallocated to participating securities	(8,923)	(15,229)	(15,080)
Numerator for diluted earnings per share	$2,592,938	$2,601,242	$1,930,022

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $675.1 million and $783.6 million at December 31, 2023 and 2022, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

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

Financial services revenues - Loan origination fees, commitment fees, and discount points are recognized upon loan origination. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments ("IRLCs") that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of IRLCs and residential mortgage available for sale are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans until the loans are sold. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $74.0 million and $57.3 million at December 31, 2023 and 2022, respectively.

Sales incentives

Sales incentives primarily relate to discounts on the selling price of the home, payment of closing costs, or free products or services offered to the customer. Sales incentives are recorded as a reduction of home sale revenues.

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

Cost of revenues includes the construction cost, average lot cost, and estimated warranty costs applicable to the home. Sales commissions are classified within selling, general, and administrative expenses. The construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of IRLCs that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2023 and 2022, residential mortgage loans available-for-sale had an aggregate fair value of $516.1 million and $677.2 million, respectively, and an aggregate outstanding principal balance of $508.5 million and $680.5 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages during 2023, 2022, and 2021 were $149.8 million, $157.3 million, and $251.3 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2023 and 2022.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $20.4 million, $14.2 million, and $10.0 million in 2023, 2022, and 2021, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At December 31, 2023 and 2022, we had aggregate IRLCs of $404.7 million and $653.2 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2023 and 2022, we had unexpired forward contracts of $745.0 million and $1.0 billion, respectively, and whole loan investor commitments of $207.9 million and $285.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2023		December 31, 2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
IRLCs	$3,926	$1,506	$10,830	$1,572
Forward contracts	110	26,104	4,144	20,853
Whole loan commitments	24	47	806	165
	$4,060	$27,657	$15,780	$22,590

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of December 31, 2023.

New accounting pronouncements

In 2023, we adopted ASU 2020-04, "Reference Rate Reform (Topic 848)", as amended by ASU 2021-01 in January 2021, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the cessation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Our adoption of ASU 2020-04 did not have a material impact on the Company's condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventory and land held for sale

Major components of inventory at December 31, 2023 and 2022 were ($000’s omitted):

	2023	2022
Homes under construction	$5,262,850	$5,440,186
Land under development	5,805,993	5,134,432
Raw land	606,005	679,341
Consolidated inventory not owned (a)	120,522	72,058
	$11,795,370	$11,326,017

(a)    Consolidated inventory not owned includes land sold to third parties for which the Company retains a repurchase option.

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2023	2022	2021
Interest in inventory, beginning of period	$137,262	$160,756	$193,409
Interest capitalized	126,040	130,051	129,380
Interest expensed	(124,224)	(153,545)	(162,033)
Interest in inventory, end of period	$139,078	$137,262	$160,756

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other income (expense), net. See Note 1.

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2023 or 2022 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2023		December 31, 2022
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$238,070	$1,916,558	$213,895	$2,130,398
Other land options	466,139	4,531,566	264,860	3,269,843
	$704,209	$6,448,124	$478,755	$5,400,241

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2023	2022	2021
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$—	$107	$19
Land impairments	Home sale cost of revenues	19,603	2,990	—
Write-offs of deposits and pre-acquisition costs	Other income (expense), net	23,512	63,559	12,283
Total land-related charges		$43,115	$66,656	$12,302

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

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $13.1 billion and $2.5 billion in 2023, $13.2 billion and $2.3 billion in 2022, and $11.1 billion and $2.1 billion in 2021, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking, title, and insurance agency operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments. Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2023	2022	2021
Revenues (a):
Northeast	$969,628	$1,063,568	$1,112,778
Southeast	2,675,213	2,764,945	2,208,345
Florida	4,740,387	3,930,828	3,108,017
Midwest	2,089,257	2,292,871	1,959,752
Texas	2,069,467	2,193,295	1,768,895
West	3,196,871	3,445,756	3,189,676
	15,740,823	15,691,263	13,347,463
Financial Services	320,755	311,716	389,532
Consolidated revenues	$16,061,578	$16,002,979	$13,736,995

Income before income taxes (a)(b):
Northeast	$218,159	$244,233	$215,193
Southeast	620,969	692,279	417,880
Florida	1,212,675	939,034	585,680
Midwest	368,321	363,028	287,956
Texas	389,085	465,461	322,979
West (c)	419,635	687,403	592,845
Other homebuilding (d)	87,231	(84,110)	(134,405)
	3,316,075	3,307,328	2,288,128
Financial Services	133,192	132,230	221,717
Consolidated income before income taxes	$3,449,267	$3,439,558	$2,509,845

(a)All periods reflect the reclassification of closing cost incentives to home sale revenues from home sale cost of revenues (Note 1).
(b)Includes certain land-related charges (see the following table and Note 2).
(c)    West includes a gain of $49.1 million related to a property sale in an unconsolidated entity in 2022.
(d)     Other homebuilding includes the amortization of intangible assets, amortization of capitalized interest, and other items not allocated to the operating segments. Also included are insurance reserve reversals of $130.8 million, $65.0 million, and $81.1 million in 2023, 2022 and 2021, respectively, partially offset by a loss on debt retirement of $61.5 million in 2021 (Note 5).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2023	2022	2021
Land-related charges*:
Northeast	$497	$4,597	$1,433
Southeast	7,853	18,381	5,365
Florida	2,683	13,515	1,088
Midwest	7,786	6,517	2,150
Texas	3,661	6,745	1,357
West	19,343	16,406	909
Other homebuilding	1,292	495	—
	$43,115	$66,656	$12,302

*    Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2023	2022	2021
Depreciation and amortization:
Northeast	$3,365	$2,956	$2,631
Southeast	6,056	5,151	4,765
Florida	13,471	11,720	8,823
Midwest	8,207	7,035	6,332
Texas	6,214	5,591	4,989
West	12,438	11,840	11,898
Other homebuilding	22,992	19,929	24,811
	72,743	64,222	64,249
Financial Services	8,081	6,696	5,704
	$80,824	$70,918	$69,953

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2023
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$312,903	$337,130	$4,091	$—	$654,124	$775,316
Southeast	786,698	826,240	80,451	27,963	1,721,352	1,994,492
Florida (a)	1,405,934	1,211,087	205,843	48,139	2,871,003	3,420,924
Midwest	621,144	685,139	14,265	3,472	1,324,020	1,476,166
Texas	634,574	721,032	101,394	40,948	1,497,948	1,686,609
West	1,473,617	1,688,498	190,082	—	3,352,197	3,752,089
Other homebuilding (b)	27,980	336,867	9,879	—	374,726	2,140,954
	5,262,850	5,805,993	606,005	120,522	11,795,370	15,246,550
Financial Services	—	—	—	—	—	840,500
	$5,262,850	$5,805,993	$606,005	$120,522	$11,795,370	$16,087,050

	December 31, 2022
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$321,687	$241,897	$45,455	$—	$609,039	$700,413
Southeast	793,539	544,867	102,336	20,169	1,460,911	1,668,053
Florida (a)	1,417,657	1,081,836	125,253	51,889	2,676,635	3,195,091
Midwest	523,194	689,541	22,467	—	1,235,202	1,382,227
Texas	690,622	726,342	133,300	—	1,550,264	1,735,683
West	1,662,251	1,528,863	238,758	—	3,429,872	3,771,808
Other homebuilding (b)	31,236	321,086	11,772	—	364,094	1,470,919
	5,440,186	5,134,432	679,341	72,058	11,326,017	13,924,194
Financial Services	—	—	—	—	—	872,321
	$5,440,186	$5,134,432	$679,341	$72,058	$11,326,017	$14,796,515

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

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our homebuilding operations. Our investments in such entities totaled $166.9 million and $146.8 million at December 31, 2023 and 2022, respectively. In 2023, 2022, and 2021, we recognized earnings from unconsolidated joint ventures of $4.6 million , $50.7 million , and $17.2 million, respectively. We received distributions of capital from our unconsolidated joint ventures of $3.3 million, $21.7 million, and $53.9 million in 2023, 2022, and 2021, respectively. We made capital contributions to our unconsolidated joint ventures of $23.4 million, $64.7 million, and $101.6 million in 2023, 2022, and 2021, respectively.

At December 31, 2023, aggregate outstanding debt of unconsolidated joint ventures was $73.5 million, of which $33.2 million related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

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

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2023	2022
5.500% unsecured senior notes due March 2026 (a)	$455,424	$500,000
5.000% unsecured senior notes due January 2027 (a)	443,875	500,000
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(8,047)	(9,701)
Total senior notes	$1,891,252	$1,990,299
Other notes payable	70,966	55,228
Notes payable	$1,962,218	$2,045,527
Estimated fair value	$2,080,187	$2,079,218

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2023, we were in compliance with all of the covenants and requirements under the senior notes.

We retired outstanding debt totaling $123.3 million, $4.9 million, and $836.9 million during 2023, 2022, and 2021, respectively. The retirements in 2023 included open market repurchases of $44.6 million and $56.1 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively. The retirements in 2021 included a tender offer to retire $200.0 million and $100.0 million of our unsecured notes scheduled to mature in 2026 and 2027, respectively. The retirement in 2021 resulted in a loss of $61.5 million that included the write-off of debt issuance costs, unamortized discounts and premiums, and transaction fees related to the repurchased debt and which is reflected in other income (expense), net.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $71.0 million and $55.2 million at December 31, 2023 and 2022, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 6%. We recorded inventory through seller financing of $46.7 million, $39.1 million, and $50.9 million in 2023, 2022, and 2021, respectively.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2023, we were in compliance with all covenants. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2022, we had no borrowings outstanding, $303.4 million of letters of credit issued, and $946.6 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

In August 2023, Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement"), which matures on August 14, 2024. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders. The maximum aggregate commitment was $850.0 million during the seasonally high borrowing period from December 27, 2023 through January 15, 2024. At all other times, the maximum aggregate commitment ranges from $600.0 million to $700.0 million. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. The purpose of the changes in capacity during the term of the agreement is to lower associated fees during seasonally lower volume periods of mortgage origination activity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted average interest rate of 7.15%, and $350.4 million of remaining capacity under the Repurchase Agreement. At December 31, 2022, Pulte Mortgage had $586.7 million outstanding at a weighted average interest rate of 5.39% and $213.3 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with its covenants and requirements as of such dates.

6. Shareholders’ equity

We declared quarterly cash dividends totaling $149.8 million, $143.1 million, and $148.1 million in 2023, 2022, and 2021, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 13.8 million, 24.2 million, and 17.7 million shares in 2023, 2022, and 2021, respectively, for a total of $1.0 billion, $1.1 billion, and $897.3 million in 2023, 2022, and 2021, respectively. On April 24, 2023, the Board of Directors increased our share repurchase authorization by $1.0 billion. At December 31, 2023, we had remaining authorization to repurchase $382.9 million of common shares. On January 29, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion.

Under our stock compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2023, 2022, and 2021, employees surrendered shares valued at $12.0 million, $14.3 million, and $10.8 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including time-based and performance-based restricted share units ("RSUs") to key employees for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. Time-based RSUs generally cliff vest after three years, and RSU holders earn cash or accrued dividends during the vesting period. Performance-based RSUs vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2023, there were 10.6 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2023	2022	2021
RSUs	$28,112	$33,323	$25,192
Other long-term incentive plans	20,088	9,666	11,553
	$48,200	$42,989	$36,745

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSUs

A summary of RSUs is presented below (000’s omitted, except per share data):

	2023		2022		2021
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	1,628	$48	1,995	$39	2,001	$33
Granted	714	59	550	54	720	47
Distributed	(550)	44	(813)	28	(642)	30
Forfeited	(133)	52	(104)	48	(84)	38
Outstanding, end of year	1,659	$54	1,628	$48	1,995	$39

During 2023, 2022, and 2021, the total fair value of shares vested during the year was $33.8 million, $40.5 million, and $30.5 million, respectively. Unamortized compensation cost related to share awards was $29.5 million at December 31, 2023. These costs will be expensed over a weighted-average period of approximately two years. Additionally, there were 0.2 million deferred shares at December 31, 2023, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

Other long-term incentive plans

We maintain long-term incentive plans for senior management and other employees that provide awards based on the achievement of stated performance targets over three-year periods. Awards are denominated in either restricted stock units or dollars that are settled in common shares based on the stock price at the end of the performance period. We recognize the expense associated with the awards based on the probability of achieving the stated performance targets at each reporting period.

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2023	2022	2021
Current expense
Federal	$622,205	$615,434	$430,686
State and other	120,424	100,223	73,671
	$742,629	$715,657	$504,357
Deferred expense
Federal	$72,854	$55,653	$57,743
State and other	31,412	50,931	1,425
	$104,266	$106,584	$59,168
Income tax expense	$846,895	$822,241	$563,525

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2023	2022	2021
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.5	3.4	3.3
Federal tax credits	(0.2)	(0.9)	(1.2)
Deferred tax asset valuation allowance	—	0.4	(0.8)
Other	0.3	—	0.2
Effective rate	24.6%	23.9%	22.5%

The effective tax rates differ from the federal statutory rate primarily due to state income tax expense, benefits associated with federal energy efficient home credits, and changes in valuation allowances relating to projected utilization of certain state net operating loss ("NOL") carryforwards.

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax liability are as follows ($000’s omitted):

	At December 31,
	2023	2022
Deferred tax assets:
Accrued insurance	$140,126	$138,289
Inventory valuation reserves	58,819	58,339
Capitalized inventory expenses	39,037	32,620
State NOL carryforwards	83,601	105,609
Other	65,432	66,500
	387,015	401,357
Deferred tax liabilities:
Deferred income	(537,855)	(439,863)
Fixed assets and intangibles	(27,890)	(31,921)
Other	(33,909)	(31,802)
	(599,654)	(503,586)
Valuation allowance	(24,756)	(30,869)
Net deferred tax liability	$(237,395)	$(133,098)

We have state NOLs in various jurisdictions that may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $10.7 million from 2024 to 2028 and $72.9 million from 2029 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $58.2 million and $23.6 million of gross unrecognized tax benefits at December 31, 2023 and 2022, respectively. If recognized, $46.0 million and $18.7 million, respectively, of these

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $6.3 million and $4.1 million at December 31, 2023 and 2022, respectively.

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2023	2022	2021
Unrecognized tax benefits, beginning of period	$23,612	$22,536	$30,855
Increases related to positions taken during a prior period	34,687	—	1,428
Decreases related to positions taken during a prior period	—	(303)	(8,896)
Increases related to positions taken during the current period	—	1,450	267
Decreases related to lapse of the applicable statute of limitations	(71)	(71)	(1,118)
Unrecognized tax benefits, end of period	$58,228	$23,612	$22,536

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions generally remains open for examination for tax years 2019 to 2023.

9. Fair value disclosures

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2023	December 31, 2022

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$516,064	$677,207
IRLCs	Level 2	2,420	9,258
Forward contracts	Level 2	(25,994)	(16,709)
Whole loan commitments	Level 2	(23)	641

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$12,906	$10,873

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,849,177	$1,094,553
Financial Services debt	Level 2	499,627	586,711
Senior notes payable	Level 2	2,009,221	2,023,990
Other notes payable	Level 2	70,966	55,228

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investor. Fair values for IRLCs, including the value of servicing rights, and forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. See Note 1 for a more detailed discussion of these derivative instruments.

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $1.9 billion at December 31, 2023 and $2.0 billion at December 31, 2022.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2023	2022
Accounts and notes receivable:
Insurance receivables (Note 11)	$26,928	$43,746
Other receivables	179,249	193,047
	206,177	236,793
Deposits and pre-acquisition costs (Note 1)	704,209	478,755
Prepaid expenses	245,035	223,524
Property and equipment, net (Note 1)	221,488	200,262
Right-of-use assets (Note 11)	77,400	73,485
Income taxes receivable	29,950	24,281
Other	61,408	54,472
	$1,545,667	$1,291,572

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2023	2022
Self-insurance liabilities (Note 11)	$563,103	$635,857
Compensation-related liabilities	250,372	239,459
Land development and construction liabilities	144,121	156,318
Liabilities related to consolidated inventory not owned (Note 2)	120,522	72,058
Warranty liabilities (Note 11)	120,393	108,348
Lease liabilities (Note 11)	91,554	90,083
Income tax liabilities	62,400	98,709
Dividends payable (Note 6)	43,916	36,696
Accrued interest	36,433	41,135
Loan origination liabilities (Note 11)	10,493	12,378
Other (a)	202,383	194,161
	$1,645,690	$1,685,202

(a)Other liabilities primarily include liabilities associated with property taxes, forward contracts on mortgage-backed securities, and other miscellaneous liabilities.

11. Commitments and contingencies

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties made by us that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If a loan is determined to be faulty, we either indemnify the investor for

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

potential future losses, repurchase the loan from the investor, or reimburse the investor's actual losses. Reserves provided are reflected in Financial Services expenses, and liabilities related to these exposures totaled $10.5 million and $12.4 million at December 31, 2023 and 2022, respectively.
Given the unsettled claims, changes in values of underlying collateral over time, and other uncertainties regarding the ultimate resolution of known and potential claims, actual costs could differ from our current estimates.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $312.7 million and $2.4 billion, respectively, at December 31, 2023, and $303.4 million and $2.2 billion, respectively, at December 31, 2022. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	2023	2022	2021
Warranty liabilities, beginning of period	$108,348	$107,117	$82,744
Reserves provided	107,522	85,011	93,919
Payments	(99,613)	(90,508)	(73,760)
Other adjustments	4,136	6,728	4,214
Warranty liabilities, end of period	$120,393	$108,348	$107,117

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

Our recorded reserves for all such claims totaled $563.1 million and $635.9 million at December 31, 2023 and 2022, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 77% and 74% of the total general liability reserves at December 31, 2023 and 2022, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2023, 2022, and 2021, we reduced reserves, primarily general liability reserves, by $130.8 million, $65.0 million, and $81.1 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute the favorable experience in more recent years to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. Costs associated with

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2023	2022	2021
Balance, beginning of period	$635,857	$627,067	$641,779
Reserves provided	92,399	111,067	90,863
Adjustments to previously recorded reserves	(130,841)	(64,965)	(81,131)
Payments, net (a)	(34,312)	(37,312)	(24,444)
Balance, end of period	$563,103	$635,857	$627,067

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Such receivables are recorded in other assets and totaled $26.9 million and $43.7 million at December 31, 2023 and 2022, respectively. The insurance receivables relate to costs incurred or to be incurred to perform corrective repairs, settle claims with customers, and other costs related to the continued progression of both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry, there generally exists a significant lag between our payment of claims and our reimbursements from applicable insurance carriers or third parties.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $77.4 million and $91.6 million, respectively, at December 31, 2023, and $73.5 million and $90.1 million, respectively, at December 31, 2022. We recorded an additional $20.6 million and $14.5 million of lease liabilities under operating leases during 2023 and 2022, respectively. Payments on lease liabilities during 2023, 2022, and 2021 totaled $23.4 million, $21.9 million, and $20.8 million respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $56.4 million, $54.8 million, and $43.3 million during 2023, 2022, and 2021, respectively. Our total lease expense in 2023, 2022, and 2021 is inclusive of variable lease costs of $11.8 million, $9.9 million, and $7.7 million respectively, and short-term lease costs of $17.3 million, $21.2 million, and $14.2 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2023 were as follows ($000's omitted):

Years Ending December 31,
2024	$26,793
2025	21,746
2026	15,880
2027	12,292
2028	9,715
Thereafter	14,478
Total lease payments (a)	100,904
Less: Interest (b)	(9,350)
Present value of lease liabilities (c)	$91,554

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $4.4 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2023.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.8 years and 4.1%, respectively, at December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2024 expressed an unqualified opinion thereon.

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

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $563.1 million at December 31, 2023, of which the majority relates to incurred but not reported (IBNR) losses associated with exposures to construction defects on previously closed homes. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

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

To test the IBNR reserve associated with construction defects exposures, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used in the actuarial analyses. Furthermore, we involved our actuarial specialists to assist in our assessment of the methodologies used by management to estimate the IBNR reserve. We compared the Company's self-insurance reserve (inclusive of the IBNR estimate) to a range developed by our actuarial specialists based on independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1973.

Atlanta, Georgia
February 5, 2024

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 5, 2024 expressed an unqualified opinion thereon.

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
February 5, 2024

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

As disclosed in the Company's Current Report on Form 8-K filed on May 5, 2023, the shareholders of the Company approved, on an advisory basis, the frequency of future advisory votes regarding the compensation of the Company's named executive officers, with 174,791,547 shares voted for "1 year", 1,946,838 shares voted for "2 years", 8,264,801 shares voted for "3 years", and 90,931 abstentions. In light of the results of the vote as noted above, the Board of Directors of the Company recommended and, consistent with the shareholder vote, has decided that the advisory vote on executive compensation be held on an annual basis.

On January 31, 2024, the Compensation Committee (the “Compensation Committee”) of our Board of Directors (the “Board”) approved an amendment and restatement of the PulteGroup, Inc. Executive Severance Policy, effective January 31, 2024 (as amended and restated, the “Amended Severance Policy”), in order to, among other things, (i) remove a provision providing for prorated vesting of performance-based equity awards upon a Qualifying Termination of Employment (as defined in the Amended Severance Policy); and (ii) provide that a participant who experience a Qualifying Termination of Employment within two years following a Change in Control (as defined in the Amended Severance Policy) will receive an amount equal to 1/12 of his or her target bonus multiplied by the severance multiple applicable to such participant under the Amended Severance Policy. The foregoing description of the Amended Severance Policy is not complete and is qualified in its entirety by reference to the Amended Severance Policy filed herewith as Exhibit 10(p) and incorporated herein by reference.

Also, on January 31, 2024, the Compensation Committee approved the PulteGroup, Inc. Amended Retirement Policy, effective for grants on or after January 31, 2024 (the “Amended Retirement Policy”), in order to provide that, (i) following a participant’s Qualifying Retirement (as defined in the Amended Retirement Policy), 100% of a participant’s outstanding RSU awards will continue to vest in accordance with the original vesting schedule as if such participant had remained employed with the Company through each vesting date, instead of 50% of a participant’s outstanding RSUs vesting immediately upon such Qualifying Retirement, and (ii) any performance-based equity awards will vest based on actual performance during the performance period with no pro-ration, except that any performance-based equity awards granted in the same calendar year of a participant’s Qualifying Retirement will be forfeited. The foregoing description of the Amended Retirement Policy is not complete and is qualified in its entirety by reference to the Amended Retirement Policy filed herewith as Exhibit 10(r) and incorporated herein by reference.

Finally, on January 31, 2024, the Board approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by and between the Company and each of its directors and officers to provide for rights to indemnification and advancement of expenses generally consistent with the Company’s Amended and Restated By-Laws, which provide for mandatory indemnification and advancement of expenses to the fullest extent permitted by the Michigan Business Corporation Act for directors and officers of the Company. The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the Indemnification Agreement filed herewith as Exhibit 10(s) and incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

This Item is not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”), which will be filed no later than 120 days after December 31, 2023, under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2024 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics; Prohibition on Hedging” and is incorporated herein by this reference.

Our code of ethics for our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2024 Proxy Statement under the captions "Compensation Discussion and Analysis", "Compensation and Management Development Committee Report", "2023 Executive Compensation" and "2023 Director Compensation" and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2024 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(h)	Description of the Registrant's Securities (Incorporated by reference to Exhibit 4(g) of our current report on Form 10-K filed with the SEC on February 6, 2023)

(10)	(a)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(b)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

	(c)	PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Appendix III to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 22, 2022)*

(d)
Amendment Number One to the PulteGroup, Inc. 2013 Stock Incentive Plan dated February 10, 2017 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)*

(e)
Amendment Number Two to the PulteGroup, Inc. 2013 Stock Incentive Plan dated December 3, 2020 (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2020 )*

	(f)	Form of 2021 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Filed herewith)*

	(g)	Form of 2022 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

	(h)	Form of 2023 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

	(i)	Form of 2024 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

	(j)	Form of 2021 and 2022 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Filed herewith)*

	(k)	Form of 2023 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

	(l)	Form of 2024 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

(m)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

(n)
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of December 31, 2021 (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2021)*

	(o)	PulteGroup, Inc. Executive Severance Policy (Effective February 6, 2023) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(p)	PulteGroup, Inc. Amended Executive Severance Policy (Effective January 31, 2024) (Filed herewith)*

	(q)	PulteGroup, Inc. Amended Retirement Policy (Effective May 12, 2021) (Filed herewith)*

	(r)	PulteGroup, Inc. Amended Retirement Policy (Effective January 31, 2024) (Filed herewith)*

	(s)	Form of Director and Officer Indemnification Agreement (Effective January 31, 2024) (Filed herewith)*

(t)
Third Amended and Restated Credit Agreement dated as of June 14, 2022 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 16, 2022)

(u)
Fourth Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 29, 2022)

(v)
Master Repurchase Agreement dated as of August 16, 2023, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2023)

(21)		Subsidiaries of the Registrant (Filed herewith)

(22)		List of Guarantor Subsidiaries (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

(97)		PulteGroup, Inc. Executive Compensation Recovery (Clawback) Policy (Filed herewith)*

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 5, 2024	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 5, 2024

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