Form 10-Q
period 2024-03-31
PULTEGROUP INC/MI/
filed 2024-04-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
Number of common shares outstanding as of April 16, 2024: 210,342,113

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Cash and equivalents	$1,719,562	$1,806,583
Restricted cash	46,527	42,594
Total cash, cash equivalents, and restricted cash	1,766,089	1,849,177
House and land inventory	12,107,212	11,795,370
Land held for sale	24,838	23,831
Residential mortgage loans available-for-sale	570,839	516,064
Investments in unconsolidated entities	204,117	166,913
Other assets	1,638,458	1,545,667
Goodwill	68,930	68,930
Other intangible assets	53,798	56,338
Deferred tax assets	61,949	64,760
	$16,496,230	$16,087,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$575,071	$619,012
Customer deposits	698,775	675,091
Deferred tax liabilities	336,780	302,155
Accrued and other liabilities	1,632,462	1,645,690
Financial Services debt	534,335	499,627
Notes payable	1,956,854	1,962,218
	5,734,277	5,703,793
Shareholders' equity	10,761,953	10,383,257
	$16,496,230	$16,087,050

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Homebuilding
Home sale revenues	$3,819,586	$3,487,637
Land sale and other revenues	37,217	30,066
	3,856,803	3,517,703
Financial Services	92,357	57,938
Total revenues	3,949,160	3,575,641

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,689,087)	(2,472,329)
Land sale and other cost of revenues	(37,043)	(24,967)
	(2,726,130)	(2,497,296)

Financial Services expenses	(51,378)	(44,036)
Selling, general, and administrative expenses	(357,594)	(336,518)
Equity income from unconsolidated entities, net	37,902	2,513
Other income, net	16,683	1,818
Income before income taxes	868,643	702,122
Income tax expense	(205,667)	(169,863)
Net income	$662,976	$532,259

Per share:
Basic earnings	$3.13	$2.35
Diluted earnings	$3.10	$2.35
Cash dividends declared	$0.20	$0.16

Number of shares used in calculation:
Basic	211,837	225,127
Effect of dilutive securities	1,709	830
Diluted	213,546	225,957

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	404	4	9,288	—	9,292
Dividends declared	—	—	—	(42,609)	(42,609)
Share repurchases	(2,304)	(23)	—	(245,821)	(245,844)
Excise tax on share repurchases	—	—	—	(2,031)	(2,031)
Cash paid for shares withheld for taxes	—	—	—	(17,592)	(17,592)
Share-based compensation	—	—	14,504	—	14,504
Net income	—	—	—	662,976	662,976
Shareholder's equity, March 31, 2024	210,658	$2,107	$3,392,199	$7,367,647	$10,761,953

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$5,581,702	$8,914,098
Share issuances	443	4	4,838	—	4,842
Dividends declared	—	—	—	(36,139)	(36,139)
Share repurchases	(2,761)	(27)	—	(149,973)	(150,000)
Excise tax on share repurchases	—	—	—	(1,221)	(1,221)
Cash paid for shares withheld for taxes	—	—	—	(10,059)	(10,059)
Share-based compensation	—	—	10,029	—	10,029
Net income	—	—	—	532,259	532,259
Shareholder's equity, March 31, 2023	223,522	$2,235	$3,345,005	$5,916,569	$9,263,809

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$662,976	$532,259
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	37,428	28,152
Land-related charges	4,018	5,683
Depreciation and amortization	21,061	19,139
Equity income from unconsolidated entities	(37,902)	(2,513)
Distributions of income from unconsolidated entities	1,256	3,509
Share-based compensation expense	16,585	12,488
Other, net	(413)	50
Increase (decrease) in cash due to:
Inventories	(289,247)	(85,408)
Residential mortgage loans available-for-sale	(54,774)	256,360
Other assets	(108,132)	25,053
Accounts payable, accrued and other liabilities	(13,069)	(83,404)
Net cash provided by operating activities	239,787	711,368
Cash flows from investing activities:
Capital expenditures	(24,076)	(23,743)
Investments in unconsolidated entities	(3,955)	(1,117)
Distributions of capital from unconsolidated entities	3,398	2,216
Other investing activities, net	(2,256)	(1,570)
Net cash used in investing activities	(26,889)	(24,214)
Cash flows from financing activities:
Repayments of notes payable	(11,140)	(4,500)
Financial Services borrowings (repayments), net	34,708	(262,264)
Proceeds from liabilities related to consolidated inventory not owned	19,077	18,449
Payments related to consolidated inventory not owned	(32,511)	(10,099)
Share repurchases	(245,844)	(150,000)
Cash paid for shares withheld for taxes	(17,592)	(10,059)
Dividends paid	(42,684)	(36,380)
Net cash used in financing activities	(295,986)	(454,853)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(83,088)	232,301
Cash, cash equivalents, and restricted cash at beginning of period	1,849,177	1,094,553
Cash, cash equivalents, and restricted cash at end of period	$1,766,089	$1,326,854

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$7,251	$6,205
Income taxes paid (refunded), net	$1,015	$209

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup," the "Company," "we," "us," and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also engage in mortgage banking operations, conducted through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance brokerage operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2024	2023
Write-offs of deposits and pre-acquisition costs	$(3,990)	$(5,683)
Amortization of intangible assets	(2,540)	(2,670)
Loss on debt retirement	(64)	—
Interest income	17,379	7,096
Interest expense	(115)	(107)
Miscellaneous, net	6,013	3,182
Other income, net	$16,683	$1,818

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $698.8 million and $675.1 million at March 31, 2024 and December 31, 2023, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Financial services revenues - Loan origination fees, commitment fees, and discount points are recognized upon loan origination. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments ("IRLCs") that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of IRLCs and residential mortgage loans available-for-sale are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans, and are accrued from the date a mortgage loan is originated until the servicing rights are sold. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance brokerage commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $77.8 million and $74.0 million at March 31, 2024 and December 31, 2023, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2024 and December 31, 2023, residential mortgage loans available-for-sale had an aggregate fair value of $570.8 million and $516.1 million, respectively, and an aggregate outstanding principal balance of $573.7 million and $508.5 million, respectively. Net gains from the sale of mortgages were $50.6 million and $20.6 million for the three months ended March 31, 2024 and 2023, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At March 31, 2024 and December 31, 2023, we had aggregate IRLCs of $706.7 million and $404.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2024 and December 31, 2023, we had unexpired forward contracts of $990.0 million and $745.0 million, respectively, and whole loan investor commitments of $315.5 million and $207.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	March 31, 2024		December 31, 2023
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$3,728	$12,305	$3,926	$1,506
Forward contracts	4,462	3,559	110	26,104
Whole loan commitments	118	63	24	47
	$8,308	$15,927	$4,060	$27,657

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

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. A decreasing number of our outstanding restricted share units are considered participating securities such that there was no impact for the three months ended March 31, 2024. The following table presents a reconciliation of the Numerator used in the earnings per share calculation for the three months ended March 31, 2023 (000's omitted, except per share data):

Numerator:
Net income	$532,259
Less: earnings distributed to participating securities	(126)
Less: undistributed earnings allocated to participating securities	(2,148)
Numerator for basic earnings per share	$529,985
Add back: undistributed earnings allocated to participating securities	2,148
Less: undistributed earnings reallocated to participating securities	(2,135)
Numerator for diluted earnings per share	$529,998

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of March 31, 2024.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning on or after January 1, 2024 and interim periods beginning on or after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning on or after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2024	December 31, 2023
Homes under construction	$5,589,782	$5,262,850
Land under development	5,865,321	5,805,993
Raw land	546,215	606,005
Consolidated inventory not owned (a)	105,894	120,522
	$12,107,212	$11,795,370

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2024	2023
Interest in inventory, beginning of period	$139,078	$137,262
Interest capitalized	30,620	31,802
Interest expensed	(21,597)	(27,793)
Interest in inventory, end of period	$148,101	$141,271

Land option agreements

We enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consideration changes in local market conditions, the timing of required land purchases, the availability and best use of necessary incremental capital, and other factors. We record any such write-offs of deposits and pre-acquisition costs within other income, net. See Note 1.

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2024 or December 31, 2023 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2024 and December 31, 2023 ($000’s omitted):

	March 31, 2024		December 31, 2023
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$285,680	$2,202,672	$238,070	$1,916,558
Other land options	507,120	4,476,930	466,139	4,531,566
	$792,800	$6,679,602	$704,209	$6,448,124

Land-related charges

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2024	2023
Revenues:
Northeast	$200,451	$220,648
Southeast	717,690	630,301
Florida	1,162,954	1,077,113
Midwest	534,935	393,870
Texas	535,400	486,393
West	705,373	709,378
	3,856,803	3,517,703
Financial Services	92,357	57,938
Consolidated revenues	$3,949,160	$3,575,641

Income (loss) before income taxes:
Northeast	$39,899	$46,797
Southeast	169,116	145,303
Florida	284,999	270,737
Midwest	94,762	58,904
Texas	94,650	80,065
West	89,483	99,577
Other homebuilding (a)	54,755	(13,163)
	827,664	688,220
Financial Services	40,979	13,902
Consolidated income before income taxes	$868,643	$702,122

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $26.8 million for the three months ended March 31, 2024 (see Note 8) and a gain of $37.7 million for the three months ended March 31, 2024 related to the sale of our minority interest in a joint venture.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2024	2023
Land-related charges (a):
Northeast	$966	$25
Southeast	990	2,359
Florida	341	2,013
Midwest	360	430
Texas	245	115
West	1,088	741
Other homebuilding	28	—
	$4,018	$5,683

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment
	($000's omitted)
	March 31, 2024
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$326,983	$324,208	$4,171	$—	$655,362	$781,186
Southeast	776,362	894,398	64,664	24,719	1,760,143	2,055,151
Florida (a)	1,458,075	1,324,021	148,394	41,398	2,971,888	3,565,694
Midwest	646,111	668,470	17,464	2,785	1,334,830	1,486,175
Texas	655,405	737,476	108,988	36,992	1,538,861	1,762,181
West	1,696,094	1,604,421	193,248	—	3,493,763	3,918,919
Other homebuilding (b)	30,752	312,327	9,286	—	352,365	2,049,725
	5,589,782	5,865,321	546,215	105,894	12,107,212	15,619,031
Financial Services	—	—	—	—	—	877,199
	$5,589,782	$5,865,321	$546,215	$105,894	$12,107,212	$16,496,230

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2024	December 31, 2023
5.500% unsecured senior notes due March 2026 (a)	$445,269	$455,424
5.000% unsecured senior notes due January 2027 (a)	443,875	443,875
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(7,693)	(8,047)
Total senior notes	$1,881,451	$1,891,252
Other notes payable	75,403	70,966
Notes payable	$1,956,854	$1,962,218
Estimated fair value	$2,045,752	$2,080,187

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the three months ended March 31, 2024, we completed open market repurchases of $10.2 million of our unsecured senior notes scheduled to mature in 2026.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $75.4 million and $71.0 million at March 31, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. We recorded inventory through seller financing of $5.4 million and $6.7 million in the three months ended March 31, 2024 and 2023, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of March 31, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2024, we had no borrowings outstanding, $298.6 million of letters of credit issued, and $951.4 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At March 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $58.2 million, of which $19.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

In August 2023, Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement"), which matures on August 14, 2024. The maximum aggregate commitment under the Repurchase Agreement was $600.0 million at March 31, 2024, and will increase to $700.0 million on June 26, 2024, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2024, Pulte Mortgage had $534.3 million outstanding at a weighted-average interest rate of 7.13% and $65.7 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of March 31, 2024.

5. Shareholders’ equity

In the three months ended March 31, 2024, we declared cash dividends totaling $42.6 million and repurchased 2.3 million shares under our repurchase authorization for $245.8 million. In the three months ended March 31, 2023, we declared cash dividends totaling $36.1 million and repurchased 2.8 million shares under our repurchase authorization for $150.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At March 31, 2024, we had remaining authorization to repurchase $1.6 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2024 and 2023,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
participants surrendered shares valued at $17.6 million and $10.1 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 23.7% for the three months ended March 31, 2024, compared with 24.2% for the three months ended March 31, 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

At March 31, 2024 and December 31, 2023, we had net deferred tax liabilities of $274.8 million and $237.4 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $58.2 million of gross unrecognized tax benefits at both March 31, 2024 and December 31, 2023. Additionally, we had accrued interest and penalties of $7.0 million and $6.3 million at March 31, 2024 and December 31, 2023, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2024	December 31, 2023

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$570,839	$516,064
IRLCs	Level 2	(8,577)	2,420
Forward contracts	Level 2	903	(25,994)
Whole loan commitments	Level 2	55	(23)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$12,906

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,766,089	$1,849,177
Financial Services debt	Level 2	534,335	499,627
Senior notes payable	Level 2	1,970,349	2,009,221
Other notes payable	Level 2	75,403	70,966

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.9 billion at both March 31, 2024 and December 31, 2023.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $298.6 million and $2.6 billion, respectively, at March 31, 2024 and $312.7 million and $2.4 billion, respectively, at December 31, 2023. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended
	March 31,
	2024	2023
Warranty liabilities, beginning of period	$120,393	$108,348
Reserves provided	26,741	20,371
Payments	(24,834)	(24,134)
Other adjustments	442	1,395
Warranty liabilities, end of period	$122,742	$105,980

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation, and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require us to maintain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program provided by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. A portion of this self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence retention up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $547.6 million and $563.1 million at March 31, 2024 and December 31, 2023, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 77% of the total general liability reserves at both March 31, 2024 and December 31, 2023. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $26.8 million during the three months ended March 31, 2024 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$563,103	$635,857
Reserves provided	19,966	24,121
Adjustments to previously recorded reserves	(26,845)	(564)
Payments, net	(8,603)	(6,669)
Balance, end of period	$547,621	$652,745
Leases

We lease certain office space and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets and leasehold improvements are limited to the expected lease term. Certain of our lease agreements include rental payments based on a pro rata share of the lessor’s operating costs which are variable in nature. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $76.5 million and $90.3 million at March 31, 2024, respectively, and $77.4 million and $91.6 million at December 31, 2023, respectively. In the three months ended March 31, 2024 and 2023, we recorded an additional $3.7 million and $3.9 million of lease liabilities under operating leases, respectively. Payments on lease liabilities in the three months ended March 31, 2024 and 2023 totaled $5.9 million and $5.4 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2024 and 2023, our total lease expense was $15.0 million and $14.2 million, respectively, inclusive of variable lease costs of $3.6 million and $3.0 million, respectively, as well as short-term lease costs of $4.8 million and $4.2 million, respectively. Sublease income was de minimis.

The future minimum lease payments required under our leases as of March 31, 2024 were as follows ($000's omitted):

Years Ending December 31,
2024 (a)	$21,115
2025	22,392
2026	16,542
2027	12,968
2028	10,381
Thereafter	16,151
Total lease payments (b)	99,549
Less: Interest (c)	(9,257)
Present value of lease liabilities (d)	$90,292

(a)Remaining payments are for the nine months ending December 31, 2024.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $33.6 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2024.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 4.0 years and 4.0%, respectively, at March 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In 2022, the Federal Reserve began raising its benchmark rate in response to persistent inflation that began after the onset of the COVID-19 pandemic. Despite this rise in interest rates, demand for new homes generally remained strong during 2023, which continued through the first quarter of 2024. This momentum is evidenced in our net new orders during the first quarter of 2024, which increased 14% over the comparable prior year period. While affordability remains challenged for housing due to the higher interest rates, cost increases, and general inflation in recent years, we have responded by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns, which have supported the increase in our net new orders. Additionally, the rate of customer order cancellations that spiked in 2022 in response to inflation and interest rate increases has now normalized to historical levels.

Supply chain constraints that arose in connection with COVID-19 improved during 2023 and have continued to ease during the first quarter of 2024, which has contributed to a shortening of our production cycle times. The time required to construct a home was approximately six weeks shorter at the end of 2023 compared to the end of 2022, and has continued to improve during the first quarter of 2024. The strong selling environment, coupled with the decrease in our cycle times, have contributed to an increase in closings of 11% in the first quarter of 2024 over the comparable prior year period. However, production cycle times remain elevated versus our historical norms as the availability of certain materials and construction labor remain challenged along with ongoing, though lessened, delays in municipal approvals and inspections.

Despite the recent improvements, inflation continues to impact our business. Lumber, in particular, has experienced heightened volatility in recent years. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. During 2023 and the first quarter of 2024, through a combination of our ongoing cost reduction initiatives, construction pacing and sales strategies which took advantage of periods of strong consumer demand, we were able to achieve strong results in the face of a challenging operating environment. These tactics, coupled with geographic mix, contributed to gross margins of 29.6% in the first quarter of 2024, which is an increase of 50 bps over the comparable prior year period and 70 bps over the fourth quarter of 2023.

We run our business to generate a consistent cadence of house starts and an appropriate inventory of quick move-in homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. Within an evolving macroeconomic environment, consumers across all buyer segments and price points continue to demonstrate a strong desire for homeownership despite continued interest rate variability during the first quarter of 2024.

We remain focused on taking a measured approach to our capital allocation strategy to effectively respond to any potential future volatility in demand. Accordingly, we are focused on protecting liquidity and closely managing our cash flows while also continuing to focus on shareholder returns, including the following actions:

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

As evidenced by our performance in the first quarter of 2024, demand for new housing remains strong. While we have seen this momentum continue into April, we have experienced some moderation in traffic to our communities in recent days, particularly with our communities geared toward first-time buyers, as a result of a recent increase in mortgage interest rates. Although higher mortgage interest rates may persist for some time, the limited supply of both new and existing homes for sale, continuing low levels of unemployment, and demographics supporting housing demand remain favorable. We remain confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise and support future growth.

Consolidated Operations

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Income before income taxes:
Homebuilding	$827,664	$688,220
Financial Services	40,979	13,902
Income before income taxes	868,643	702,122
Income tax expense	(205,667)	(169,863)
Net income	$662,976	$532,259
Per share data - assuming dilution:
Net income	$3.10	$2.35

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2024	2024 vs. 2023	2023
Home sale revenues	$3,819,586	10%	$3,487,637
Land sale and other revenues	37,217	24%	30,066
Total Homebuilding revenues	3,856,803	10%	3,517,703
Home sale cost of revenues (a)	(2,689,087)	9%	(2,472,329)
Land sale and other cost of revenues	(37,043)	48%	(24,967)
Selling, general, and administrative expenses ("SG&A") (b)	(357,594)	6%	(336,518)
Equity income from unconsolidated entities (c)	37,902	(d)	2,513
Other income, net	16,683	(d)	1,818
Income before income taxes	$827,664	20%	$688,220

Supplemental data:
Gross margin from home sales	29.6%	50 bps	29.1%
SG&A as a percentage of home sale revenues (b)	9.4%	(20) bps	9.6%
Closings (units)	7,095	11%	6,394
Average selling price	$538	(1)%	$545
Net new orders:
Units	8,379	14%	7,354
Dollars (e)	$4,698,659	24%	$3,789,993
Cancellation rate	13%		17%
Average active communities	931	6%	879
Backlog at March 31:
Units	13,430	2%	13,129
Dollars	$8,198,788	3%	$7,976,424

(a)Includes the amortization of capitalized interest.
(b)SG&A includes insurance reserve reversals of $26.8 million for the three months ended March 31, 2024 (see Note 8).
(c)Equity income from unconsolidated entities includes a gain of $37.7 million for the three months ended March 31, 2024 related to the sale of our minority interest in a joint venture.
(d)Percentage not meaningful.
(e)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three months ended March 31, 2024 were higher than the prior year period by $331.9 million. In the three months ended March 31, 2024, the 10% increase resulted from an 11% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings was primarily attributable to strong consumer demand and initiatives to prioritize quick move-in speculative homes to satisfy customer desire to quickly close on homes due to the volatile interest rate environment and supply chain challenges. The decrease in average selling price was primarily attributable to geographic mix and an increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 29.6% in the three months ended March 31, 2024 compared with 29.1% in the three months ended March 31, 2023. This increase was primarily attributable to geographic mix, coupled with net sales price increases in a number of communities, an easing of supply chain challenges, and the shortening of cycle times over the comparable prior year period.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $0.2 million for the three months ended March 31, 2024 compared with $5.1 million for the three months ended March 31, 2023.

SG&A

SG&A as a percentage of home sale revenues was 9.4% in the three months ended March 31, 2024 compared with 9.6% for the three months ended March 31, 2023. The gross dollar amount of our SG&A increased $21.1 million, or 6%, for the three months ended March 31, 2024 compared with the prior year period. The increase in gross dollars for the three months ended March 31, 2024 resulted primarily from overhead costs to support increased production volumes, partially offset by insurance reserve reversals of $26.8 million recorded in the three months ended March 31, 2024.

Other income, net
Other income, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2024	2023
Write-offs of deposits and pre-acquisition costs	$(3,990)	$(5,683)
Amortization of intangible assets	(2,540)	(2,670)
Loss on debt retirement	(64)	—
Interest income	17,379	7,096
Interest expense	(115)	(107)
Miscellaneous, net	6,013	3,182
Total other income, net	$16,683	$1,818

Interest income began to increase significantly in 2023 and has continued to do so into 2024 as the result of higher returns on invested cash balances due to the elevated interest rate environment.

Net new orders

Net new orders in units increased 14% while net new orders in dollars increased 24% in the three months ended March 31, 2024, as compared with the prior year period. The increased net new order volume in 2024 was primarily due to improved demand combined with better availability of quick move-in speculative homes. Net new orders in dollars increased a higher amount than the increase in units as a result of geographic mix, including strength in our West segment which carries a higher average selling price. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 13% for the three months ended March 31, 2024 and 17% for the comparable prior year period. Cancellation rates have decreased in 2023 and into 2024 and have now returned to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, increased 3% at March 31, 2024 compared with March 31, 2023, as a result of the aforementioned improved demand and availability of quick move-in homes.

Homes in production

The following is a summary of our homes in production:

	March 31, 2024	March 31, 2023
Sold	10,260	10,487
Unsold
Under construction	5,653	5,334
Completed	1,337	1,051
	6,990	6,385
Models	1,462	1,367
Total	18,712	18,239

The number of homes in production at March 31, 2024 was 3% higher than at March 31, 2023. This increase was primarily attributable to a higher number of homes under construction and completed homes, which reflect the strong sales environment in the first quarter of 2024, as well as our strategic decision to increase starts of speculative units in response to buyer demand for quick move-in homes. This increase was partially offset by a lower number of sold homes in production.

Controlled lots

The following is a summary of our lots under control at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,033	6,702	10,735	4,204	8,718	12,922
Southeast	18,582	27,933	46,515	18,911	27,666	46,577
Florida	26,764	35,303	62,067	26,922	35,543	62,465
Midwest	12,065	15,541	27,606	12,290	14,461	26,751
Texas	16,406	15,939	32,345	16,487	17,378	33,865
West	29,151	11,123	40,274	25,701	14,349	40,050
Total	107,001	112,541	219,542	104,515	118,115	222,630
	49%	51%	100%	47%	53%	100%

Developed (%)	43%	20%	31%	45%	18%	31%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $6.7 billion at March 31, 2024.

Homebuilding Segment Operations

As of March 31, 2024, we conducted our operations in 46 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2024	2024 vs. 2023	2023
Home sale revenues:
Northeast	$200,404	(9)%	$220,538
Southeast	717,222	14%	628,986
Florida	1,141,675	8%	1,053,301
Midwest	531,708	35%	392,995
Texas	524,412	8%	485,225
West	704,165	—%	706,592
	$3,819,586	10%	$3,487,637
Income (loss) before income taxes (a):
Northeast	$39,899	(15)%	$46,797
Southeast	169,116	16%	145,303
Florida	284,999	5%	270,737
Midwest	94,762	61%	58,904
Texas	94,650	18%	80,065
West	89,483	(10)%	99,577
Other homebuilding (b)	54,755	516%	(13,163)
	$827,664	20%	$688,220

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the operating segments. Other homebuilding also includes insurance reserve reversals of $26.8 million for the three months ended March 31, 2024 (see Note 8), and a gain of $37.7 million for the three months ended March 31, 2024 related to the sale of our minority interest in a joint venture.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2024	2024 vs. 2023	2023
Closings (units):
Northeast	285	(15)%	337
Southeast	1,445	24%	1,168
Florida	1,917	9%	1,752
Midwest	990	31%	757
Texas	1,328	2%	1,308
West	1,130	5%	1,072
	7,095	11%	6,394

Average selling price:
Northeast	$703	7%	$654
Southeast	496	(8)%	539
Florida	596	(1)%	601
Midwest	537	3%	519
Texas	395	6%	371
West	623	(5)%	659
	$538	(1)%	$545

Net new orders - units:
Northeast	441	15%	385
Southeast	1,394	3%	1,347
Florida	1,972	5%	1,878
Midwest	1,274	18%	1,083
Texas	1,454	2%	1,424
West	1,844	49%	1,237
	8,379	14%	7,354

Net new orders - dollars:
Northeast	$314,154	19%	$263,139
Southeast	701,971	6%	661,272
Florida	1,181,491	13%	1,044,646
Midwest	681,676	21%	564,802
Texas	575,717	15%	500,498
West	1,243,650	65%	755,636
	$4,698,659	24%	$3,789,993

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2024	2024 vs. 2023	2023
Cancellation rates:
Northeast	6%		9%
Southeast	11%		12%
Florida	14%		17%
Midwest	9%		12%
Texas	14%		21%
West	16%		25%
	13%		17%

Unit backlog:
Northeast	723	39%	522
Southeast	2,195	5%	2,085
Florida	3,847	(19)%	4,767
Midwest	1,976	18%	1,676
Texas	1,763	(7)%	1,905
West	2,926	35%	2,174
	13,430	2%	13,129

Backlog dollars:
Northeast	$522,122	36%	$385,259
Southeast	1,206,484	4%	1,164,103
Florida	2,537,644	(19)%	3,122,519
Midwest	1,161,470	21%	958,713
Texas	781,694	(10)%	869,073
West	1,989,374	35%	1,476,757
	$8,198,788	3%	$7,976,424

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2024	2023
Land-related charges (a):
Northeast	$966	$25
Southeast	990	2,359
Florida	341	2,013
Midwest	360	430
Texas	245	115
West	1,088	741
Other homebuilding	28	—
	$4,018	$5,683
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the first quarter of 2024, Northeast home sale revenues decreased by 9% when compared with the prior year period due to a 15% decrease in closings partially offset by a 7% increase in average selling price. The decrease in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 15%, primarily due to lower revenues within our Mid-Atlantic operations and lower gross margins across the majority of markets. Net new orders increased across all markets.

Southeast

For the first quarter of 2024, Southeast home sale revenues increased 14% when compared with the prior year period due to a 24% increase in closings partially offset by an 8% decrease in average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes increased 16%, primarily due to increased revenues and higher gross margins across the majority of markets. The increase in net new orders was mixed among markets.

Florida

For the first quarter of 2024, Florida home sale revenues increased 8% when compared with the prior year period due to a 9% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes increased 5%, primarily due to increased revenues across all markets and higher gross margins across the majority of markets. Net new orders increased across the majority of markets.

Midwest

For the first quarter of 2024, Midwest home sale revenues increased 35% when compared with the prior year period due to a 31% increase in closings combined with a 3% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 61%, primarily due to increased revenues and higher gross margins across all markets. Net new orders increased across the majority of markets.

Texas

For the first quarter of 2024, Texas home sale revenues increased 8% when compared with the prior year period due to a 2% increase in closings combined with a 6% increase in average selling price. The increase in closings was mixed among markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 18%, primarily due to increased revenues which were mixed among markets and higher gross margins across the majority of markets. The increase in net orders was mixed among markets.

West

For the first quarter of 2024, West home sale revenues were flat when compared with the prior year period due to a 5% increase in closings offset by a 5% decrease in average sales price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 10%, primarily due to increased overheads across the majority of markets. Net new orders increased across all markets.

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

	Three Months Ended
	March 31,
	2024	2024 vs. 2023	2023
Mortgage revenues	$63,025	98%	$31,765
Title services revenues	21,819	18%	18,495
Insurance brokerage commissions	7,513	(2)%	7,678
Total Financial Services revenues	92,357	59%	57,938
Expenses	(51,378)	17%	(44,036)
Income before income taxes	$40,979	195%	$13,902
Total originations:
Loans	4,332	12%	3,869
Principal	$1,755,046	16%	$1,516,450

	Three Months Ended
	March 31,
	2024	2023
Supplemental data:
Capture rate	84.2%	78.3%
Average FICO score	750	747
Funded origination breakdown:
Government (FHA, VA, USDA)	24%	20%
Other agency	73%	75%
Total agency	97%	95%
Non-agency	3%	5%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2024 increased 59% compared with the same period in 2023. The increase during the three months ended March 31, 2024 when compared with the prior year period was primarily due to an increase in origination volumes resulting from higher closings within Homebuilding and improved capture rates. Revenues per loan also increased as the result of a more favorable operating environment for Financial Services.

Income before income taxes

Income before income taxes in the three months ended March 31, 2024 increased 195% compared with the same period in 2023. The increase during the three months ended March 31, 2024 when compared with the prior year period was primarily due to the higher loan origination volume and revenue per transaction.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2024 was 23.7% compared with 24.2% for the same period in 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense.

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

At March 31, 2024, we had unrestricted cash and equivalents of $1.7 billion, restricted cash balances of $46.5 million, and $1.0 billion available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 15.4% at March 31, 2024, compared with 15.9% at December 31, 2023. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk. In response to recent volatility in the banking system, we have shifted a larger percentage of our cash and equivalents to money market funds to reduce the balances held in bank accounts.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The increase in sales and related increased pace in starts, coupled with the elongation of our production cycle compared to historical levels, has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2024, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise. During the three months ended March 31, 2024, we repurchased $10.2 million of our unsecured senior notes scheduled to mature in 2026.

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

Unsecured senior notes

We had $1.9 billion of unsecured senior notes outstanding at both March 31, 2024 and December 31, 2023 with no repayments due until March 2026, when $445.3 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $75.4 million and $71.0 million at March 31, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of March 31, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2024, we had no borrowings outstanding, $298.6 million of letters of credit issued, and $951.4 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At March 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $58.2 million of which $19.4 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

In August 2023, Pulte Mortgage entered into the Repurchase Agreement, which matures on August 14, 2024. The maximum aggregate commitment under the Repurchase Agreement was $600.0 million at March 31, 2024, and will increase to $700.0 million on June 26, 2024, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2024, Pulte Mortgage had $534.3 million outstanding at a weighted-average interest rate of 7.13% and $65.7 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of March 31, 2024.

Dividends and share repurchase program

In the three months ended March 31, 2024, we declared cash dividends totaling $42.6 million and repurchased 2.3 million shares under our repurchase authorization for $245.8 million. In the three months ended March 31, 2023, we declared cash dividends totaling $36.1 million and repurchased 2.8 million shares under our repurchase authorization for $150.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At March 31, 2024, we had remaining authorization to repurchase $1.6 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2024, we had outstanding letters of credit totaling $298.6 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.6 billion at March 31, 2024, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2024, these agreements had an aggregate remaining purchase price of $6.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At March 31, 2024, outstanding deposits totaled $464.1 million, of which $14.1 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of March 31, 2024 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2024 was $239.8 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from operations for the three months ended March 31, 2024 were primarily due to net income of $663.0 million, partially offset by a net increase in inventories of $289.2 million, which was primarily attributable to the increased number of homes in production coupled with land acquisition and development spend to support future growth, and a $54.8 million increase in residential mortgage loans available due to higher loan origination volumes.

Net cash provided by operating activities in the three months ended March 31, 2023 was $711.4 million. The cash inflows from operations for the three months ended March 31, 2023 were primarily due to net income of $532.3 million along with a seasonal $256.4 million decrease in residential mortgage loans available-for-sale, offset by a net increase in inventories of $85.4 million, which was primarily attributable to extended house production cycle times combined with investment in land inventory.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2024 was $26.9 million. These cash outflows primarily resulted from capital expenditures of $24.1 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the three months ended March 31, 2023 was $24.2 million. These cash outflows primarily related to capital expenditures of $23.7 million related to our ongoing investments in new communities, facilities, and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2024 totaled $296.0 million. These cash outflows resulted primarily from the repurchase of 2.3 million common shares for $245.8 million under our share repurchase authorization, payments of $42.7 million in cash dividends, payments of $32.5 million related to consolidated inventory not owned, and $11.1 million of repayments of notes payable, partially offset by net borrowings of $34.7 million under the Repurchase Agreement related to an increase in residential mortgage loans available-for-sale.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we historically experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations in the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity caused by the COVID-19 pandemic, supply chain challenges, changes in mortgage interest rates, and other macroeconomic factors, our quarterly results for 2024 and 2023 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of March 31, 2024, PulteGroup, Inc. had outstanding $1.9 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	March 31, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$1,545,507	$1,471,293
House and land inventory	11,783,207	11,474,861
Amount due from Non-Guarantor Subsidiaries	718,342	839,673
Total assets	14,979,108	14,451,614

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,838,005	$2,810,832
Notes payable	1,956,854	1,962,218
Total liabilities	5,135,130	5,078,696

	Three Months Ended
	March 31,
Summarized Statement of Operations Data	2024	2023
Revenues	$3,797,943	$3,444,704
Cost of revenues	2,672,700	2,435,992
Selling, general, and administrative expenses	353,472	322,134
Income before income taxes	814,115	678,844

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the three months ended March 31, 2024 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2024 ($000’s omitted):

	As of March 31, 2024 for the Years ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$46,672	$9,428	$455,892	$443,875	$4,340	$1,004,340	$1,964,547	$2,045,752
Average interest rate	3.03%	3.11%	5.46%	5.00%	5.00%	6.71%	5.92%

Variable rate debt (a)	$534,335	$—	$—	$—	$—	$—	$534,335	$534,335
Average interest rate	7.13%	—%	—%	—%	—%	—%	7.13%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at March 31, 2024.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry changes or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; labor supply shortages and the cost of labor; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks related to information technology failures, data security issues, and the effect of cybersecurity incidents and threats; the impact of negative publicity on sales; failure to retain key personnel; the impairment of our intangible assets; the disruptions associated with the COVID-19 pandemic (or another epidemic or pandemic or similar public threat or fear of such an event), and the measures taken to address it; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2024 to January 31, 2024	762,770	$103.80	762,770	$1,803,724
February 1, 2024 to February 29, 2024	797,555	$104.49	797,555	$1,720,390
March 1, 2024 to March 31, 2024	743,007	$112.16	743,007	$1,637,053
Total	2,303,332	$106.73	2,303,332

(1)     During 2024, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 30, 2024. There is no expiration date for this program, under which $1.6 billion remained as of March 31, 2024.

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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 23, 2024