Form 10-Q
period 2024-06-30
PULTEGROUP INC/MI/
filed 2024-07-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
Number of common shares outstanding as of July 16, 2024: 207,524,033

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Cash and equivalents	$1,392,902	$1,806,583
Restricted cash	53,064	42,594
Total cash, cash equivalents, and restricted cash	1,445,966	1,849,177
House and land inventory	12,302,301	11,795,370
Land held for sale	21,559	23,831
Residential mortgage loans available-for-sale	569,387	516,064
Investments in unconsolidated entities	210,246	166,913
Other assets	1,820,092	1,545,667
Goodwill	68,930	68,930
Other intangible assets	51,300	56,338
Deferred tax assets	54,288	64,760
	$16,544,069	$16,087,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$651,580	$619,012
Customer deposits	654,427	675,091
Deferred tax liabilities	381,021	302,155
Accrued and other liabilities	1,459,998	1,645,690
Financial Services debt	524,042	499,627
Notes payable	1,650,178	1,962,218
	5,321,246	5,703,793
Shareholders' equity	11,222,823	10,383,257
	$16,544,069	$16,087,050

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Homebuilding
Home sale revenues	$4,448,168	$4,058,930	$8,267,754	$7,546,567
Land sale and other revenues	39,825	37,604	77,042	67,671
	4,487,993	4,096,534	8,344,796	7,614,238
Financial Services	111,662	92,219	204,019	150,156
Total revenues	4,599,655	4,188,753	8,548,815	7,764,394

Homebuilding Cost of Revenues:
Home sale cost of revenues	(3,117,482)	(2,856,361)	(5,806,569)	(5,328,690)
Land sale and other cost of revenues	(38,873)	(32,494)	(75,917)	(57,461)
	(3,156,355)	(2,888,855)	(5,882,486)	(5,386,151)

Financial Services expenses	(49,334)	(46,778)	(100,712)	(90,813)
Selling, general, and administrative expenses	(361,145)	(314,637)	(718,739)	(651,156)
Equity income from unconsolidated entities, net	2,167	944	40,069	3,456
Other income, net	13,324	13,586	30,008	15,405
Income before income taxes	1,048,312	953,013	1,916,955	1,655,135
Income tax expense	(239,179)	(232,668)	(444,846)	(402,531)
Net income	$809,133	$720,345	$1,472,109	$1,252,604

Per share:
Basic earnings	$3.86	$3.23	$6.99	$5.58
Diluted earnings	$3.83	$3.21	$6.93	$5.55
Cash dividends declared	$0.20	$0.16	$0.40	$0.32

Number of shares used in calculation:
Basic	209,547	222,160	210,692	223,635
Effect of dilutive securities	1,654	1,232	1,682	1,031
Diluted	211,201	223,392	212,374	224,666

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholder's equity, March 31, 2024	210,658	$2,107	$3,392,199	$7,367,647	$10,761,953
Share issuances	8	—	—	—	—
Dividends declared	—	—	—	(42,073)	(42,073)
Share repurchases	(2,761)	(28)	—	(314,127)	(314,155)
Excise tax on share repurchases	—	—	—	(3,132)	(3,132)
Cash paid for shares withheld for taxes	—	—	—	(31)	(31)
Share-based compensation	—	—	11,128	—	11,128
Net income	—	—	—	809,133	809,133
Shareholders' equity, June 30, 2024	207,905	$2,079	$3,403,327	$7,817,417	$11,222,823

Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	412	4	9,288	—	9,292
Dividends declared	—	—	—	(84,682)	(84,682)
Share repurchases	(5,065)	(51)	—	(559,948)	(559,999)
Excise tax on share repurchases	—	—	—	(5,163)	(5,163)
Cash paid for shares withheld for taxes	—	—	—	(17,623)	(17,623)
Share-based compensation	—	—	25,632	—	25,632
Net income	—	—	—	1,472,109	1,472,109
Shareholders' equity, June 30, 2024	207,905	$2,079	$3,403,327	$7,817,417	$11,222,823

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholder's equity, March 31, 2023	223,522	$2,235	$3,345,005	$5,916,569	$9,263,809
Share issuances	30	—	—	—	—
Dividends declared	—	—	—	(35,633)	(35,633)
Share repurchases	(3,660)	(36)	—	(249,964)	(250,000)
Excise tax on share repurchases	—	—	—	(2,480)	(2,480)
Cash paid for shares withheld for taxes	—	—	—	(329)	(329)
Share-based compensation	—	—	9,313	—	9,313
Net income	—	—	—	720,345	720,345
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$6,348,508	$9,705,025

Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$5,581,702	$8,914,098
Share issuances	473	4	4,838	—	4,842
Dividends declared	—	—	—	(71,772)	(71,772)
Share repurchases	(6,421)	(63)	—	(399,937)	(400,000)
Excise tax on share repurchases	—	—	—	(3,701)	(3,701)
Cash paid for shares withheld for taxes	—	—	—	(10,388)	(10,388)
Share-based compensation	—	—	19,342	—	19,342
Net income	—	—	—	1,252,604	1,252,604
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$6,348,508	$9,705,025

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,472,109	$1,252,604
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	89,321	93,389
Land-related charges	7,798	10,110
Depreciation and amortization	42,891	39,204
Equity income from unconsolidated entities	(40,069)	(3,456)
Distributions of income from unconsolidated entities	2,358	4,564
Share-based compensation expense	29,084	27,960
Other, net	120	(161)
Increase (decrease) in cash due to:
Inventories	(473,665)	52,001
Residential mortgage loans available-for-sale	(55,346)	244,516
Other assets	(294,335)	(6,602)
Accounts payable, accrued and other liabilities	(123,002)	(263,546)
Net cash provided by operating activities	657,264	1,450,583
Cash flows from investing activities:
Capital expenditures	(55,317)	(45,076)
Investments in unconsolidated entities	(9,096)	(7,858)
Distributions of capital from unconsolidated entities	3,474	2,216
Other investing activities, net	(5,262)	(3,278)
Net cash used in investing activities	(66,201)	(53,996)
Cash flows from financing activities:
Repayments of notes payable	(318,288)	(17,305)
Financial Services borrowings (repayments), net	24,416	(271,128)
Proceeds from liabilities related to consolidated inventory not owned	32,721	91,354
Payments related to consolidated inventory not owned	(70,608)	(33,577)
Share repurchases	(559,999)	(400,000)
Cash paid for shares withheld for taxes	(17,623)	(10,389)
Dividends paid	(84,893)	(72,315)
Net cash used in financing activities	(994,274)	(713,360)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(403,211)	683,227
Cash, cash equivalents, and restricted cash at beginning of period	1,849,177	1,094,553
Cash, cash equivalents, and restricted cash at end of period	$1,445,966	$1,777,780

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$13,215	$2,757
Income taxes paid (refunded), net	$365,061	$380,527

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of presentation

PulteGroup, Inc. is one of the largest homebuilders in the United States ("U.S."), and our common shares trade on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup," the "Company," "we," "us," and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also engage in mortgage banking operations, conducted through Pulte Mortgage LLC (“Pulte Mortgage”), and title and insurance agency operations.

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Write-offs of deposits and pre-acquisition costs	$(3,685)	$(1,490)	$(7,675)	$(7,173)
Amortization of intangible assets	(2,498)	(2,623)	(5,038)	(5,293)
Loss on debt retirement	(158)	—	(222)	—
Interest income	17,141	15,302	34,520	22,398
Interest expense	(117)	(120)	(232)	(227)
Miscellaneous, net	2,641	2,517	8,655	5,700
Other income, net	$13,324	$13,586	$30,008	$15,405

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $654.4 million and $675.1 million at June 30, 2024 and December 31, 2023, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $82.9 million and $74.0 million at June 30, 2024 and December 31, 2023, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2024 and December 31, 2023, residential mortgage loans available-for-sale had an aggregate fair value of $569.4 million and $516.1 million, respectively, and an aggregate outstanding principal balance of $570.2 million and $508.5 million, respectively. Net gains from the sale of mortgages were $60.7 million and $48.6 million for the three months ended June 30, 2024 and 2023, respectively, and $111.3 million and $69.2 million for the six months ended June 30, 2024 and 2023, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At June 30, 2024 and December 31, 2023, we had aggregate IRLCs of $671.1 million and $404.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2024 and December 31, 2023, we had unexpired forward contracts of $947.0 million and $745.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$408.3 million and $207.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	June 30, 2024		December 31, 2023
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$2,269	$14,233	$3,926	$1,506
Forward contracts	3,888	8,222	110	26,104
Whole loan commitments	36	114	24	47
	$6,193	$22,569	$4,060	$27,657

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

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. A decreasing number of our outstanding restricted share units are considered participating securities such that there was no impact for the three and six months ended June 30, 2024. The following table presents a reconciliation of the Numerator used in the earnings per share calculation for the three and six months ended June 30, 2023 (000's omitted, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
Numerator:
Net income	$720,345	$1,252,604
Less: earnings distributed to participating securities	(122)	(248)
Less: undistributed earnings allocated to participating securities	(2,365)	(4,597)
Numerator for basic earnings per share	$717,858	$1,247,759
Add back: undistributed earnings allocated to participating securities	2,365	4,597
Less: undistributed earnings reallocated to participating securities	(2,347)	(4,565)
Numerator for diluted earnings per share	$717,876	$1,247,791

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of June 30, 2024.

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

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning on or after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2024	December 31, 2023
Homes under construction	$5,828,344	$5,262,850
Land under development	5,969,885	5,805,993
Raw land	428,012	606,005
Consolidated inventory not owned (a)	76,060	120,522
	$12,302,301	$11,795,370

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest in inventory, beginning of period	$148,101	$141,271	$139,078	$137,262
Interest capitalized	29,284	31,927	59,903	63,729
Interest expensed	(28,023)	(31,204)	(49,619)	(58,997)
Interest in inventory, end of period	$149,362	$141,994	$149,362	$141,994

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2024 or December 31, 2023 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2024 and December 31, 2023 ($000’s omitted):

	June 30, 2024		December 31, 2023
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$307,673	$2,481,747	$238,070	$1,916,558
Other land options	557,214	4,882,752	466,139	4,531,566
	$864,887	$7,364,499	$704,209	$6,448,124

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

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking, title, and insurance agency operations that operate generally in the same markets as the Homebuilding segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Northeast	$257,250	$229,371	$457,701	$450,020
Southeast	771,186	732,328	1,488,877	1,362,629
Florida	1,326,102	1,228,474	2,489,056	2,305,588
Midwest	651,932	474,460	1,186,868	868,329
Texas	589,196	613,838	1,124,596	1,100,231
West	892,327	818,063	1,597,698	1,527,441
	4,487,993	4,096,534	8,344,796	7,614,238
Financial Services	111,662	92,219	204,019	150,156
Consolidated revenues	$4,599,655	$4,188,753	$8,548,815	$7,764,394

Income (loss) before income taxes:
Northeast	$60,444	$51,165	$100,343	$97,962
Southeast	179,772	179,707	348,887	325,010
Florida	329,230	318,066	614,229	588,803
Midwest	123,366	78,381	218,128	137,285
Texas	108,830	126,054	203,480	206,119
West	133,857	100,423	223,340	200,000
Other homebuilding (a)	49,435	52,722	104,191	39,559
	984,934	906,518	1,812,598	1,594,738
Financial Services	63,378	46,495	104,357	60,397
Consolidated income before income taxes	$1,048,312	$953,013	$1,916,955	$1,655,135

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $51.9 million and $78.7 million, respectively, for the three and six months ended June 30, 2024, and $64.9 million for the three months ended June 30, 2023, (see Note 8), and a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Land-related charges (a):
Northeast	$638	$44	$1,604	$69
Southeast	1,566	668	2,556	3,027
Florida	576	79	917	2,092
Midwest	287	174	647	604
Texas	262	214	507	329
West	356	3,059	1,444	3,800
Other homebuilding	95	189	123	189
	$3,780	$4,427	$7,798	$10,110

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment
	($000's omitted)
	June 30, 2024
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$357,450	$324,364	$4,175	$—	$685,989	$811,191
Southeast	727,836	984,690	37,324	18,655	1,768,505	2,056,427
Florida (a)	1,417,836	1,417,310	80,454	23,907	2,939,507	3,543,688
Midwest	679,727	647,908	11,990	2,785	1,342,410	1,522,618
Texas	647,084	766,997	89,944	30,713	1,534,738	1,815,976
West	1,965,541	1,468,849	196,888	—	3,631,278	4,132,966
Other homebuilding (b)	32,870	359,767	7,237	—	399,874	1,754,715
	5,828,344	5,969,885	428,012	76,060	12,302,301	15,637,581
Financial Services	—	—	—	—	—	906,488
	$5,828,344	$5,969,885	$428,012	$76,060	$12,302,301	$16,544,069

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2024	December 31, 2023
5.500% unsecured senior notes due March 2026 (a)	$251,867	$455,424
5.000% unsecured senior notes due January 2027 (a)	337,277	443,875
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(6,870)	(8,047)
Total senior notes	$1,582,274	$1,891,252
Other notes payable	67,904	70,966
Notes payable	$1,650,178	$1,962,218
Estimated fair value	$1,734,524	$2,080,187

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the three months ended June 30, 2024, we completed repurchases of $193.4 million and $106.6 million aggregate principal amount of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer, bringing our total repurchases in the six months ended June 30, 2024 to $310.2 million.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $67.9 million and $71.0 million at June 30, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%. We recorded inventory through seller financing of $5.4 million and $17.7 million in the six months ended June 30, 2024 and 2023, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of June 30, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2024, we had no borrowings outstanding, $297.4 million of letters of credit issued, and $952.6 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At June 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $39.1 million, of which $3.7 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties in which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

In August 2023, Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement"), which matures on August 14, 2024. The maximum aggregate commitment under the Repurchase Agreement was $700.0 million at June 30, 2024, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2024, Pulte Mortgage had $524.0 million outstanding at a weighted-average interest rate of 7.14% and $176.0 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of June 30, 2024.

5. Shareholders’ equity

In the six months ended June 30, 2024, we declared cash dividends totaling $84.7 million and repurchased 5.1 million shares under our repurchase authorization for $560.0 million. In the six months ended June 30, 2023, we declared cash dividends totaling $71.8 million and repurchased 6.4 million shares under our repurchase authorization for $400.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At June 30, 2024, we had remaining authorization to repurchase $1.3 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2024 and 2023,

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
participants surrendered shares valued at $17.6 million and $10.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 22.8% and 23.2% for the three and six months ended June 30, 2024, respectively, compared with 24.4% and 24.3% for the same periods in 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. Our income tax expense for the three months ended June 30, 2024 also reflects a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

At June 30, 2024 and December 31, 2023, we had net deferred tax liabilities of $326.7 million and $237.4 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $41.4 million and $58.2 million of gross unrecognized tax benefits at June 30, 2024 and December 31, 2023, respectively. Additionally, we had accrued interest and penalties of $1.8 million and $6.3 million at June 30, 2024 and December 31, 2023, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2024	December 31, 2023

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$569,387	$516,064
IRLCs	Level 2	(11,964)	2,420
Forward contracts	Level 2	(4,334)	(25,994)
Whole loan commitments	Level 2	(78)	(23)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$—	$12,906

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,445,966	$1,849,177
Financial Services debt	Level 2	524,042	499,627
Senior notes payable	Level 2	1,666,620	2,009,221
Other notes payable	Level 2	67,904	70,966

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion and $1.9 billion at June 30, 2024 and December 31, 2023, respectively.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $297.4 million and $2.7 billion, respectively, at June 30, 2024 and $312.7 million and $2.4 billion, respectively, at December 31, 2023. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Warranty liabilities, beginning of period	$122,742	$105,980	$120,393	$108,348
Reserves provided	30,618	24,815	57,359	45,186
Payments	(26,799)	(26,195)	(51,633)	(50,329)
Other adjustments	974	1,536	1,416	2,931
Warranty liabilities, end of period	$127,535	$106,136	$127,535	$106,136

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

Our recorded reserves for all such claims totaled $506.5 million and $563.1 million at June 30, 2024 and December 31, 2023, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% and 77% of the total general liability reserves at June 30, 2024 and December 31, 2023, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $51.9 million and $78.7 million during the three and six months ended June 30, 2024, respectively, and $64.9 million during the three months ended June 30, 2023, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$547,621	$652,745	$563,103	$635,857
Reserves provided	22,409	25,351	42,375	49,472
Adjustments to previously recorded reserves	(51,863)	(64,856)	(78,708)	(65,421)
Payments, net	(11,644)	(8,048)	(20,247)	(14,716)
Balance, end of period	$506,523	$605,192	$506,523	$605,192

Leases

We lease certain office space and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $73.8 million and $87.0 million at June 30, 2024, respectively, and $77.4 million and $91.6 million at December 31, 2023, respectively. In the three and six months ended June 30, 2024 we recorded an additional $1.9 million and $5.5 million, respectively, of lease liabilities under operating leases, and $4.4 million and $8.3 million in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2024 totaled $5.8 million and $11.7 million, respectively, and $6.0 million and $11.3 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and six months ended June 30, 2024 our total lease expense was $15.2 million and $30.2 million, respectively, and $14.3 million and $28.5 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.5 million and $6.1 million in the three and six months ended June 30, 2024, respectively, and $3.2 million and $6.2 million in the comparable prior year periods, as well as short-term lease costs of $6.0 million and $10.8 million in the three and six months ended June 30, 2024, respectively, and $4.5 million and $8.7 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of June 30, 2024 were as follows ($000's omitted):

Years Ending December 31,
2024 (a)	$15,447
2025	22,796
2026	16,900
2027	13,337
2028	10,760
Thereafter	16,502
Total lease payments (b)	95,742
Less: Interest (c)	(8,725)
Present value of lease liabilities (d)	$87,017

(a)Remaining payments are for the six months ending December 31, 2024.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $34.3 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2024.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 4.8 years and 4.0%, respectively, at June 30, 2024.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before income taxes:
Homebuilding	$984,934	$906,518	$1,812,598	$1,594,738
Financial Services	63,378	46,495	104,357	60,397
Income before income taxes	1,048,312	953,013	1,916,955	1,655,135
Income tax expense	(239,179)	(232,668)	(444,846)	(402,531)
Net income	$809,133	$720,345	$1,472,109	$1,252,604

Diluted earnings per share	$3.83	$3.21	$6.93	$5.55
In 2022, the Federal Reserve began raising its benchmark rate in response to persistent inflation that began after the onset of the COVID-19 pandemic. These actions drove national mortgage and other interest rates higher and negatively impacted home affordability and consumer sentiment. Despite this rise in interest rates, demand for new homes generally remained strong during 2023 and into the first quarter of 2024. However, demand began to weaken during the second quarter of 2024, as evidenced by our net new orders, which decreased 4% compared to the comparable prior year period and decreased 9% compared to the first quarter of 2024. While affordability remains challenged for housing due to the higher interest rates, house price increases, and general inflation in recent years, we have responded by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, and mortgage interest rate buydowns. Additionally, the rate of customer order cancellations that spiked in 2022 in response to higher inflation and interest rate increases has now normalized to historical levels.

We operate our business to generate a consistent cadence of house starts and an appropriate inventory of quick move-in speculative ("spec") homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. Within an evolving macroeconomic environment, consumers across all buyer segments and price points have continued demonstrating a strong desire for homeownership despite continued interest rate variability. During 2023 and the first half of 2024, through a combination of our ongoing cost reduction initiatives, construction pacing, and sales strategies that capitalized on periods of strong consumer demand, we were able to achieve historically strong financial results, including record first half of the year earnings during the six months ended June 30, 2024.

The supply chain constraints that arose in connection with the COVID-19 pandemic improved during 2023 and have continued to ease during the first half of 2024, which has contributed to a shortening of our production cycle times. The time required to construct a home was approximately nine weeks shorter at the end of the second quarter of 2024 compared to the comparable prior year period. This decrease in cycle times, coupled with our strong backlog and focus on spec home production, contributed to an increase in closings of 8% and 9% in the second quarter and first half of 2024, respectively, over the comparable prior year periods. While production cycle times remain elevated versus our historical norms due to the availability of certain materials and construction labor along with extended timelines for municipal approvals and inspections in certain geographies, we continue to make progress. Despite the recent improvements, inflation also continues to impact our business. The price of lumber materials, in particular, has been subject to heightened price volatility in recent years, but prices have trended lower in 2024. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. While we expect to see some benefit in our reported financial results in the second half of 2024 from lower lumber prices, we expect that such benefits will be largely offset by higher sales incentives or other pricing actions in response to the recent softening in consumer demand.

We remain focused on taking a measured approach to our capital allocation strategy in order to position ourselves to effectively respond to any potential future volatility in demand. Accordingly, we are focused on protecting liquidity and closely managing our cash flows while also continuing to focus on shareholder returns, including the following actions:

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

Although we have seen some moderation in demand in the second quarter of 2024 that has continued into July, the limited supply of both new and existing homes for sale, continuing low levels of unemployment, and demographics supporting housing demand remain favorable. We believe our strategic approach with respect to sales incentives, advertising, and our production cadence will enable us to meet consumer demand at the selling prices necessary to turn our inventory, maintain market share, and generate healthy returns. We remain confident in our ability to navigate this environment and to position the Company to take advantage of opportunities as they arise to support future growth and continued profitability and financial strength.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Home sale revenues	$4,448,168	10%	$4,058,930	$8,267,754	10%	$7,546,567
Land sale and other revenues	39,825	6%	37,604	77,042	14%	67,671
Total Homebuilding revenues	4,487,993	10%	4,096,534	8,344,796	10%	7,614,238
Home sale cost of revenues	(3,117,482)	9%	(2,856,361)	(5,806,569)	9%	(5,328,690)
Land sale and other cost of revenues	(38,873)	20%	(32,494)	(75,917)	32%	(57,461)
Selling, general, and administrative expenses ("SG&A") (a)	(361,145)	15%	(314,637)	(718,739)	10%	(651,156)
Equity income (loss) from unconsolidated entities, net (b)	1,117	(c)	(110)	39,019	(c)	2,402
Other income, net	13,324	(2)%	13,586	30,008	(c)	15,405
Income before income taxes	$984,934	9%	$906,518	$1,812,598	14%	$1,594,738

Supplemental data:
Gross margin from home sales	29.9%	30 bps	29.6%	29.8%	40 bps	29.4%
SG&A as a percentage of home sale revenues (a)	8.1%	30 bps	7.8%	8.7%	10 bps	8.6%
Closings (units)	8,097	8%	7,518	15,192	9%	13,912
Average selling price	$549	2%	$540	$544	—%	$542
Net new orders:
Units	7,649	(4)%	7,947	16,028	5%	15,301
Dollars (d)	$4,358,508	2%	$4,271,008	$9,057,167	12%	$8,061,001
Cancellation rate	14%		13%	13%		15%
Average active communities	934	3%	903	932	5%	891
Backlog at June 30:
Units				12,982	(4)%	13,558
Dollars				$8,109,128	(1)%	$8,188,502

(a)SG&A includes insurance reserve reversals of $51.9 million and $78.7 million, respectively, for the three and six months ended June 30, 2024, and $64.9 million for the three months ended June 30, 2023, (see Note 8).
(b)Equity income from unconsolidated entities includes a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.

(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and six months ended June 30, 2024 were higher than the prior year period by $389.2 million and $721.2 million, respectively. In the three months ended June 30, 2024, the 10% increase resulted from an 8% increase in closings combined with a 2% increase in average selling price. In the six months ended June 30, 2024, the 10% increase resulted primarily from a 9% increase in closings. The increases in closings were primarily attributable to both a strong backlog and initiatives to prioritize quick move-in spec homes to satisfy customer desire to quickly close on homes due to the volatile interest rate environment and to ensure an efficient production cadence of homes. The increase in average selling price during the three months ended June 30, 2024 reflected the impact of consumer demand and persistent inflation, partially offset by a slight increase in the mix of first-time buyer homes, which typically carry a lower sales price.

Home sale gross margins

Home sale gross margins were 29.9% and 29.8% in the three and six months ended June 30, 2024, respectively, compared with 29.6% and 29.4% in the three and six months ended June 30, 2023, respectively. Due to the low supply of new and existing homes for sale, we were generally able to maintain net sales pricing to substantially offset increases in house and land costs and higher sales incentives over these periods.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively, compared with $5.1 million and $10.2 million for the three and six months ended June 30, 2023, respectively.

SG&A

SG&A as a percentage of home sale revenues was 8.1% and 8.7% in the three and six months ended June 30, 2024, respectively, compared with 7.8% and 8.6% for the three and six months ended June 30, 2023, respectively. The gross dollar amount of our SG&A increased $46.5 million, or 15%, for the three months ended June 30, 2024 compared with the prior year period, and increased $67.6 million, or 10%, for the six months ended June 30, 2024 compared with the prior year period. The increases in gross dollars for the three and six months ended June 30, 2024 resulted primarily from overhead costs to support increased production volumes, partially offset by insurance reserve reversals of $51.9 million and $78.7 million recorded in the three and six months ended June 30, 2024, compared with insurance reserve reversals of $64.9 million recorded in the three months ended June 30, 2023.

Other income, net
Other income, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Write-offs of deposits and pre-acquisition costs	$(3,685)	$(1,490)	$(7,675)	$(7,173)
Amortization of intangible assets	(2,498)	(2,623)	(5,038)	(5,293)
Loss on debt retirement	(158)	—	(222)	—
Interest income	17,141	15,302	34,520	22,398
Interest expense	(117)	(120)	(232)	(227)
Miscellaneous, net	2,641	2,517	8,655	5,700
Total other income, net	$13,324	$13,586	$30,008	$15,405

Interest income began to increase significantly in 2023 and has continued to do so into 2024 as the result of higher returns on invested cash balances due to the elevated interest rate environment.

Net new orders

Net new orders in units decreased 4% while net new orders in dollars increased 2% in the three months ended June 30, 2024, as compared with the prior year period. Net new orders in units increased 5% while net new orders in dollars increased 12% in the six months ended June 30, 2024, as compared with the prior year period. The lower net new order volume in the three months ended June 30, 2024 over the comparable prior year period was primarily due to some moderation in consumer demand during the second quarter in response to higher mortgage interest rates, while the increase in net new order dollars was primarily attributable to geographic mix, including our West segment, which carries a higher average selling price. The increased net new order volume and dollars in the six months ended June 30, 2024 over the comparable prior year period was primarily attributable to the higher volumes in our West segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 14% and 13% for the three and six months ended June 30, 2024, respectively, and 13% for 15% in the three and six months ended June 30, 2023, respectively. Cancellation rates began to decrease in 2023 and have now returned to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 1% at June 30, 2024 compared with June 30, 2023.

Homes in production

The following is a summary of our homes in production:

	June 30, 2024	June 30, 2023
Sold	10,322	10,725
Unsold
Under construction	5,692	5,028
Completed	1,236	987
	6,928	6,015
Models	1,511	1,382
Total	18,761	18,122

The number of homes in production at June 30, 2024 was 4% higher than at June 30, 2023. This increase was primarily attributable to a higher number of homes under construction and completed homes, which reflects our strategic decision to increase starts of spec units in response to buyer demand for quick move-in homes. This increase was partially offset by a lower number of sold homes in production.

Controlled lots

The following is a summary of our lots under control at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	4,411	5,870	10,281	4,204	8,718	12,922
Southeast	18,139	32,316	50,455	18,911	27,666	46,577
Florida	25,726	35,616	61,342	26,922	35,543	62,465
Midwest	11,999	17,205	29,204	12,290	14,461	26,751
Texas	16,417	16,604	33,021	16,487	17,378	33,865
West	28,546	12,455	41,001	25,701	14,349	40,050
Total	105,238	120,066	225,304	104,515	118,115	222,630
	47%	53%	100%	47%	53%	100%

Developed (%)	45%	21%	32%	45%	18%	31%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $7.4 billion at June 30, 2024.

Homebuilding Segment Operations

As of June 30, 2024, we conducted our operations in 46 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Home sale revenues:
Northeast	$257,153	12%	$229,263	$457,557	2%	$449,801
Southeast	770,587	6%	730,214	1,487,809	9%	1,359,200
Florida	1,294,776	7%	1,208,112	2,436,451	8%	2,261,414
Midwest	651,580	37%	474,160	1,183,288	36%	867,154
Texas	583,303	(3)%	601,303	1,107,715	2%	1,086,528
West	890,769	9%	815,878	1,594,934	5%	1,522,470
	$4,448,168	10%	$4,058,930	$8,267,754	10%	$7,546,567
Income (loss) before income taxes (a):
Northeast	$60,444	18%	$51,165	$100,343	2%	$97,962
Southeast	179,772	—%	179,707	348,887	7%	325,010
Florida	329,230	4%	318,066	614,229	4%	588,803
Midwest	123,366	57%	78,381	218,128	59%	137,285
Texas	108,830	(14)%	126,054	203,480	(1)%	206,119
West	133,857	33%	100,423	223,340	12%	200,000
Other homebuilding (b)	49,435	(6)%	52,722	104,191	163%	39,559
	$984,934	9%	$906,518	$1,812,598	14%	$1,594,738

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $51.9 million and $78.7 million, respectively, for the three and six months ended June 30, 2024, and $64.9 million for the three months ended June 30, 2023, (see Note 8), and a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Closings (units):
Northeast	378	20%	315	663	2%	652
Southeast	1,499	7%	1,405	2,944	14%	2,573
Florida	2,150	4%	2,067	4,067	6%	3,819
Midwest	1,196	30%	918	2,186	31%	1,675
Texas	1,472	(3)%	1,511	2,800	(1)%	2,819
West	1,402	8%	1,302	2,532	7%	2,374
	8,097	8%	7,518	15,192	9%	13,912

Average selling price:
Northeast	$680	(7)%	$728	$690	—%	$690
Southeast	514	(1)%	520	505	(4)%	528
Florida	602	3%	584	599	1%	592
Midwest	545	5%	517	541	5%	518
Texas	396	(1)%	398	396	3%	385
West	635	1%	627	630	(2)%	641
	$549	2%	$540	$544	—%	$542

Net new orders - units:
Northeast	400	—%	400	841	7%	785
Southeast	1,396	(10)%	1,556	2,790	(4)%	2,903
Florida	1,746	(9)%	1,910	3,718	(2)%	3,788
Midwest	1,265	1%	1,253	2,539	9%	2,336
Texas	1,275	(8)%	1,388	2,729	(3)%	2,812
West	1,567	9%	1,440	3,411	27%	2,677
	7,649	(4)%	7,947	16,028	5%	15,301

Net new orders - dollars:
Northeast	$285,380	4%	$274,595	$599,534	11%	$537,734
Southeast	728,250	(7)%	783,831	1,430,221	(1)%	1,445,103
Florida	1,020,211	(10)%	1,137,901	2,201,703	1%	2,182,547
Midwest	699,344	6%	662,571	1,381,019	13%	1,227,373
Texas	500,093	(5)%	525,229	1,075,810	5%	1,025,727
West	1,125,230	27%	886,881	2,368,880	44%	1,642,517
	$4,358,508	2%	$4,271,008	$9,057,167	12%	$8,061,001

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2024 vs. 2023	2023
Cancellation rates:
Northeast	7%	8%	6%		9%
Southeast	11%	8%	11%		10%
Florida	15%	15%	15%		16%
Midwest	10%	9%	9%		10%
Texas	15%	17%	15%		19%
West	19%	19%	17%		22%
	14%	13%	13%		15%

Unit backlog:
Northeast			745	23%	607
Southeast			2,092	(6)%	2,236
Florida			3,443	(25)%	4,610
Midwest			2,045	2%	2,011
Texas			1,566	(12)%	1,782
West			3,091	34%	2,312
			12,982	(4)%	13,558

Backlog dollars:
Northeast			$550,349	28%	$430,592
Southeast			1,164,148	(4)%	1,217,721
Florida			2,263,079	(26)%	3,052,307
Midwest			1,209,234	5%	1,147,124
Texas			698,484	(12)%	792,999
West			2,223,834	44%	1,547,759
			$8,109,128	(1)%	$8,188,502

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Land-related charges (a):
Northeast	$638	$44	$1,604	$69
Southeast	1,566	668	2,556	3,027
Florida	576	79	917	2,092
Midwest	287	174	647	604
Texas	262	214	507	329
West	356	3,059	1,444	3,800
Other homebuilding	95	189	123	189
	$3,780	$4,427	$7,798	$10,110
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2024, Northeast home sale revenues increased by 12% when compared with the prior year period due to a 20% increase in closings partially offset by a 7% decrease in average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes increased 18%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2024, Northeast home sale revenues increased by 2% when compared with the prior year period primarily due to a 2% increase in closings which occurred across the majority of markets. Income before income taxes increased 2% primarily due to higher revenues and gross margins across the majority of markets. Net new orders increased across all markets.

Southeast

For the second quarter of 2024, Southeast home sale revenues increased 6% when compared with the prior year period due to a 7% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes increased less than 1%, primarily due to higher revenues and higher gross margins across the majority of markets, partially offset by increased overhead costs, which were mixed among markets. The decrease in net new orders occurred across the majority of markets.

For the six months ended June 30, 2024, Southeast home sale revenues increased 9% when compared with the prior year period due to a 14% increase in closings partially offset by a 4% decrease in average selling price. The increase in closings and the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 7% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Florida

For the second quarter of 2024, Florida home sale revenues increased 7% when compared with the prior year period due to a 4% increase in closings combined with a 3% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 4%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2024, Florida home sale revenues increased 8% when compared with the prior year period due to a 6% increase in closings combined with a 1% increase in the average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 4% primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Midwest

For the second quarter of 2024, Midwest home sale revenues increased 37% when compared with the prior year period due to a 30% increase in closings combined with a 5% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 57%, primarily due to higher revenues and higher gross margins across all markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2024, Midwest home sale revenues increased 36% when compared with the prior year period due to a 31% increase in closings combined with a 5% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 59% primarily due to increased revenues and higher gross margins across all markets. Net new orders increased across the majority of markets.

Texas

For the second quarter of 2024, Texas home sale revenues decreased 3% when compared with the prior year period due to a 3% decrease in closings combined with a 1% decrease in average selling price. The decrease in closings occurred across all markets while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 14%, primarily due to lower revenues and gross margins across the majority of markets. The decrease in net orders was mixed among markets.

For the six months ended June 30, 2024, Texas home sale revenues increased 2% when compared with the prior year period due to a 3% increase in average selling price partially offset by a 1% decrease in closings. The increase in average selling price occurred across the majority of markets while the decrease in closings was mixed among markets. Income before income taxes decreased 1% primarily due to increased overhead costs across the majority of markets. The decrease in net new orders was mixed among markets.

West

For the second quarter of 2024, West home sale revenues increased 9% compared with the prior year period due to an 8% increase in closings combined with a 1% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 33%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2024, West home sale revenues increased 5% when compared with the prior year period due to a 7% increase in closings partially offset by a 2% decrease in average selling price. The decrease in average selling price was mixed among markets while the increase in closings occurred across the majority of markets. Income before income taxes increased 12% primarily due to higher revenues and increased gross margins across the majority of markets. Net new orders increased across the majority of markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance agency operations, through Pulte Mortgage LLC ("Pulte Mortgage") and other subsidiaries. In originating mortgage loans, we initially use our own funds supplemented by funds available pursuant to a credit agreement with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to support our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding, as Homebuilding customers continue to account for substantially all of its business. We believe that our mortgage capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000's omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Mortgage revenues	$76,967	25%	$61,616	$139,992	50%	$93,381
Title services revenues	25,405	12%	22,596	47,224	15%	41,091
Insurance agency commissions	9,290	16%	8,007	16,803	7%	15,684
Total Financial Services revenues	111,662	21%	92,219	204,019	36%	150,156
Expenses	(49,334)	5%	(46,778)	(100,712)	11%	(90,813)
Equity income from unconsolidated entities	1,050	—%	1,054	1,050	—%	1,054
Income before income taxes	$63,378	36%	$46,495	$104,357	73%	$60,397
Total originations:
Loans	5,105	12%	4,539	9,437	12%	8,408
Principal	$2,140,103	19%	$1,790,977	$3,895,150	18%	$3,307,427

	Six Months Ended
	June 30,
	2024	2023
Supplemental data:
Capture rate	85.4%	79.1%
Average FICO score	750	746
Funded origination breakdown:
Government (FHA, VA, USDA)	25%	23%
Other agency	72%	73%
Total agency	97%	96%
Non-agency	3%	4%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2024 increased 21% and 36%, respectively, compared with the same periods in 2023. The increases during 2024 when compared with the prior year periods were primarily due to an increase in origination volumes resulting from higher closings within Homebuilding and improved capture rates. Revenues per loan also increased as the result of a more favorable operating environment for Financial Services. The increased use of closing cost incentives in the form of mortgage interest rate buydowns has also contributed favorably to the Financial Services volumes and revenues per transaction.

Income before income taxes

Income before income taxes in the three and six months ended June 30, 2024 increased 36% and 73%, respectively, compared with the same period in 2023. The increases during the three and six months ended June 30, 2024 when compared with the prior year periods were primarily due to the higher loan origination volume, capture rate, and revenue per transaction.

Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2024 was 22.8% and 23.2%, respectively, compared with 24.4% and 24.3% for the same periods in 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. Our income tax expense for the three months ended June 30, 2024 also reflects a benefit relating to a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

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

At June 30, 2024, we had unrestricted cash and equivalents of $1.4 billion, restricted cash balances of $53.1 million, and $952.6 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 12.8% at June 30, 2024, compared with 15.9% at December 31, 2023. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The increase in sales and related increased pace in starts, coupled with the elongation of our production cycle compared to historical levels, has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2024, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise. In the three months ended June 30, 2024, we completed repurchases of $193.4 million and $106.6 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer, bringing our total repurchases in the six months ended June 30, 2024 to $310.2 million.

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

Unsecured senior notes

We had $1.6 billion and $1.9 billion of unsecured senior notes outstanding at June 30, 2024 and December 31, 2023, respectively, with no repayments due until March 2026, when $251.9 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $67.9 million and $71.0 million at June 30, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 6%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of June 30, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2024, we had no borrowings outstanding, $297.4 million of letters of credit issued, and $952.6 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At June 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $39.1 million, of which $3.7 million was related to one joint venture in which we have a 50% interest. In connection with this loan, we and our joint venture partner provided customary limited recourse guaranties pursuant to which our maximum financial loss exposure is limited to our pro rata share of the debt outstanding.

Financial Services debt

In August 2023, Pulte Mortgage entered into the Repurchase Agreement, which matures on August 14, 2024. The maximum aggregate commitment under the Repurchase Agreement was $700.0 million at June 30, 2024, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2024, Pulte Mortgage had $524.0 million outstanding at a weighted-average interest rate of 7.14% and $176.0 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of June 30, 2024.

Dividends and share repurchase program

In the six months ended June 30, 2024, we declared cash dividends totaling $84.7 million and repurchased 5.1 million shares under our repurchase authorization for $560.0 million. In the six months ended June 30, 2023, we declared cash dividends totaling $71.8 million and repurchased 6.4 million shares under our repurchase authorization for $400.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At June 30, 2024, we had remaining authorization to repurchase $1.3 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2024, we had outstanding letters of credit totaling $297.4 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.7 billion at June 30, 2024, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2024, these agreements had an aggregate remaining purchase price of $7.4 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At June 30, 2024, outstanding deposits totaled $488.6 million, of which $23.6 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of June 30, 2024 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the six months ended June 30, 2024 was $657.3 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from operations for the six months ended June 30, 2024 were primarily due to net income of $1.5 billion, partially offset by a net increase in inventories of $473.7 million, which was primarily attributable to the increased number of homes in production coupled with land acquisition and development spend to support future growth, and a $55.3 million increase in residential mortgage loans available due to higher loan origination volumes.

Net cash provided by operating activities in the six months ended June 30, 2023 was $1.5 billion. The cash inflows from operations for the six months ended June 30, 2023 were primarily due to net income of $1.3 billion along with a seasonal $244.5 million decrease in residential mortgage loans available-for-sale.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2024 was $66.2 million. These cash outflows primarily resulted from capital expenditures of $55.3 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the six months ended June 30, 2023 was $54.0 million. These cash outflows primarily related to capital expenditures of $45.1 million related to our ongoing investments in new communities, facilities, and information technology applications.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2024 totaled $994.3 million. These cash outflows resulted primarily from the repurchase of 5.1 million common shares for $560.0 million under our share repurchase authorization, payments of $84.9 million in cash dividends, payments of $70.6 million related to consolidated inventory not owned, and $318.3 million of repayments of notes payable, partially offset by net Financial Services borrowings of $24.4 million related to an increase in residential mortgage loans available-for-sale.

Net cash used in financing activities in the six months ended June 30, 2023 totaled $713.4 million. These cash outflows resulted primarily from the repurchase of 6.4 million common shares for $400.0 million under our share repurchase authorization, payments of $72.3 million in cash dividends, and net Financial Services repayments of $271.1 million related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Supplemental Guarantor Financial Information

As of June 30, 2024, PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no borrowings outstanding, $297.4 million of letters of credit issued, and $952.6 million of remaining capacity on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	June 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$1,214,338	$1,471,293
House and land inventory	11,967,303	11,474,861
Amount due from Non-Guarantor Subsidiaries	781,914	839,673
Total assets	14,957,637	14,451,614

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,721,406	$2,810,832
Notes payable	1,650,178	1,962,218
Total liabilities	4,756,096	5,078,696

	Six Months Ended
	June 30,
Summarized Statement of Operations Data	2024	2023
Revenues	$8,223,331	$7,454,291
Cost of revenues	5,778,838	5,246,601
Selling, general, and administrative expenses	704,832	640,039
Income before income taxes	1,774,676	1,555,760

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the six months ended June 30, 2024 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2024 ($000’s omitted):

	As of June 30, 2024 for the Years ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$37,772	$10,828	$262,490	$337,277	$4,340	$1,004,341	$1,657,048	$1,734,524
Average interest rate	3.14%	2.71%	5.42%	5.00%	5.00%	6.71%	6.04%

Variable rate debt (a)	$524,042	$—	$—	$—	$—	$—	$524,042	$524,042
Average interest rate	7.14%	—%	—%	—%	—%	—%	7.14%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2024 to April 30, 2024	758,165	$111.83	758,165	$1,552,271
May 1, 2024 to May 31, 2024	1,025,947	$116.20	1,025,947	$1,433,061
June 1, 2024 to June 30, 2024	976,727	$112.79	976,727	$1,322,897
Total	2,760,839	$113.79	2,760,839

(1)     During 2024, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 30, 2024. There is no expiration date for this program, under which $1.3 billion remained as of June 30, 2024.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Certificate of Amendment to the Articles of Incorporation, dated May 6, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 8, 2024)

	(e)	Amended and Restated By-Laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on May 5, 2023)

(f)
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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 23, 2024