Form 10-Q
period 2024-09-30
PULTEGROUP INC/MI/
filed 2024-10-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
Number of common shares outstanding as of October 15, 2024: 205,082,181

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Cash and equivalents	$1,397,664	$1,806,583
Restricted cash	57,472	42,594
Total cash, cash equivalents, and restricted cash	1,455,136	1,849,177
House and land inventory	12,641,932	11,795,370
Land held for sale	24,914	23,831
Residential mortgage loans available-for-sale	556,664	516,064
Investments in unconsolidated entities	213,022	166,913
Other assets	1,897,985	1,545,667
Goodwill	68,930	68,930
Other intangible assets	48,802	56,338
Deferred tax assets	47,708	64,760
	$16,955,093	$16,087,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$704,663	$619,012
Customer deposits	597,820	675,091
Deferred tax liabilities	401,142	302,155
Accrued and other liabilities	1,539,476	1,645,690
Financial Services debt	524,093	499,627
Notes payable	1,623,686	1,962,218
	5,390,880	5,703,793
Shareholders' equity	11,564,213	10,383,257
	$16,955,093	$16,087,050

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Homebuilding
Home sale revenues	$4,343,227	$3,886,908	$12,610,981	$11,433,476
Land sale and other revenues	19,284	39,905	96,327	107,575
	4,362,511	3,926,813	12,707,308	11,541,051
Financial Services	113,831	76,720	317,848	226,875
Total revenues	4,476,342	4,003,533	13,025,156	11,767,926

Homebuilding Cost of Revenues:
Home sale cost of revenues	(3,091,267)	(2,739,596)	(8,897,835)	(8,068,287)
Land sale and other cost of revenues	(25,287)	(35,007)	(101,204)	(92,467)
	(3,116,554)	(2,774,603)	(8,999,039)	(8,160,754)

Financial Services expenses	(58,905)	(46,431)	(159,615)	(137,244)
Selling, general, and administrative expenses	(406,897)	(353,167)	(1,125,637)	(1,004,323)
Equity income from unconsolidated entities, net	2,508	891	42,577	4,348
Other income, net	9,702	17,091	39,709	32,496
Income before income taxes	906,196	847,314	2,823,151	2,502,449
Income tax expense	(208,282)	(208,539)	(653,128)	(611,070)
Net income	$697,914	$638,775	$2,170,023	$1,891,379

Per share:
Basic earnings	$3.38	$2.92	$10.36	$8.49
Diluted earnings	$3.35	$2.90	$10.28	$8.45
Cash dividends declared	$0.20	$0.16	$0.60	$0.48

Number of shares used in calculation:
Basic	206,774	218,288	209,374	221,832
Effect of dilutive securities	1,686	1,394	1,683	1,152
Diluted	208,460	219,682	211,057	222,984

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2024	207,905	$2,079	$3,403,327	$7,817,417	$11,222,823
Share issuances	9	—	—	—	—
Dividends declared	—	—	—	(41,551)	(41,551)
Share repurchases	(2,539)	(25)	—	(319,975)	(320,000)
Excise tax on share repurchases	—	—	—	(3,189)	(3,189)
Cash paid for shares withheld for taxes	—	—	—	(840)	(840)
Share-based compensation	—	—	9,056	—	9,056
Net income	—	—	—	697,914	697,914
Shareholders' equity, September 30, 2024	205,375	$2,054	$3,412,383	$8,149,776	$11,564,213

Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	421	4	9,288	—	9,292
Dividends declared	—	—	—	(126,233)	(126,233)
Share repurchases	(7,604)	(76)	—	(879,923)	(879,999)
Excise tax on share repurchases	—	—	—	(8,352)	(8,352)
Cash paid for shares withheld for taxes	—	—	—	(18,463)	(18,463)
Share-based compensation	—	—	34,688	—	34,688
Net income	—	—	—	2,170,023	2,170,023
Shareholders' equity, September 30, 2024	205,375	$2,054	$3,412,383	$8,149,776	$11,564,213

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2023	219,892	$2,199	$3,354,318	$6,348,508	$9,705,025
Share issuances	1	—	—	—	—
Dividends declared	—	—	—	(35,020)	(35,020)
Share repurchases	(3,758)	(38)	—	(299,962)	(300,000)
Excise tax on share repurchases	—	—	—	(3,000)	(3,000)
Cash paid for shares withheld for taxes	—	—	—	(20)	(20)
Share-based compensation	—	—	6,741	—	6,741
Net income	—	—	—	638,775	638,775
Shareholders' equity, September 30, 2023	216,135	$2,161	$3,361,059	$6,649,281	$10,012,501

Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$5,581,702	$8,914,098
Share issuances	474	4	4,838	—	4,842
Dividends declared	—	—	—	(106,792)	(106,792)
Share repurchases	(10,179)	(101)	—	(699,899)	(700,000)
Excise tax on share repurchases	—	—	—	(6,701)	(6,701)
Cash paid for shares withheld for taxes	—	—	—	(10,408)	(10,408)
Share-based compensation	—	—	26,083	—	26,083
Net income	—	—	—	1,891,379	1,891,379
Shareholders' equity, September 30, 2023	216,135	$2,161	$3,361,059	$6,649,281	$10,012,501

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,170,023	$1,891,379
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	116,013	132,389
Land-related charges	19,929	16,978
Depreciation and amortization	64,975	59,765
Equity income from unconsolidated entities	(42,577)	(4,348)
Distributions of income from unconsolidated entities	2,557	4,564
Share-based compensation expense	39,247	38,401
Other, net	(74)	(863)
Increase (decrease) in cash due to:
Inventories	(805,331)	(173,377)
Residential mortgage loans available-for-sale	(45,184)	262,637
Other assets	(366,279)	(142,131)
Accounts payable, accrued and other liabilities	(40,115)	(177,050)
Net cash provided by operating activities	1,113,184	1,908,344
Cash flows from investing activities:
Capital expenditures	(94,065)	(67,561)
Investments in unconsolidated entities	(15,105)	(18,059)
Distributions of capital from unconsolidated entities	9,017	2,316
Other investing activities, net	(8,197)	(11,727)
Net cash used in investing activities	(108,350)	(95,031)
Cash flows from financing activities:
Repayments of notes payable	(350,453)	(86,794)
Financial Services borrowings (repayments), net	24,465	(161,254)
Debt issuance costs	—	(1,500)
Proceeds from liabilities related to consolidated inventory not owned	46,256	108,707
Payments related to consolidated inventory not owned	(94,121)	(49,379)
Share repurchases	(879,999)	(700,000)
Cash paid for shares withheld for taxes	(18,463)	(10,409)
Dividends paid	(126,560)	(107,676)
Net cash used in financing activities	(1,398,875)	(1,008,305)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(394,041)	805,008
Cash, cash equivalents, and restricted cash at beginning of period	1,849,177	1,094,553
Cash, cash equivalents, and restricted cash at end of period	$1,455,136	$1,899,561

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$20,144	$11,048
Income taxes paid (refunded), net	$546,344	$546,871

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Write-offs of deposits and pre-acquisition costs	$(4,732)	$(2,456)	$(12,406)	$(9,629)
Amortization of intangible assets	(2,498)	(2,623)	(7,536)	(7,915)
Gain (loss) on debt retirement	—	362	(222)	362
Interest income	13,748	19,303	48,268	41,701
Interest expense	(120)	(120)	(352)	(347)
Miscellaneous, net	3,304	2,625	11,957	8,324
Other income, net	$9,702	$17,091	$39,709	$32,496

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $597.8 million and $675.1 million at September 30, 2024 and December 31, 2023, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Financial Services revenues - Loan origination fees, commitment fees, and discount points are recognized upon loan origination. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments ("IRLCs") that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of IRLCs and residential mortgage loans available-for-sale are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Mortgage servicing fees represent fees earned for servicing loans, and are accrued from the date a mortgage loan is originated until the date that the servicing rights are sold.

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on homeowner and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $87.2 million and $74.0 million at September 30, 2024 and December 31, 2023, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2024 and December 31, 2023, residential mortgage loans available-for-sale had an aggregate fair value of $556.7 million and $516.1 million, respectively, and an aggregate outstanding principal balance of $554.1 million and $508.5 million, respectively. Net gains from the sale of mortgages were $62.0 million and $33.7 million for the three months ended September 30, 2024 and 2023, respectively, and $173.2 million and $102.8 million for the nine months ended September 30, 2024 and 2023, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At September 30, 2024 and December 31, 2023, we had aggregate IRLCs of $724.1 million and $404.7 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2024 and December 31, 2023, we had unexpired forward contracts of $1.1 billion and $745.0 million, respectively, and whole loan investor commitments of $298.7 million and $207.9 million, respectively. Changes in the fair value of IRLCs and other derivative

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

	September 30, 2024		December 31, 2023
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$2,695	$11,361	$3,926	$1,506
Forward contracts	2,593	11,845	110	26,104
Whole loan commitments	80	127	24	47
	$5,368	$23,333	$4,060	$27,657

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

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. A decreasing number of our outstanding restricted share units are considered participating securities such that there was no impact for the three and nine months ended September 30, 2024. The following table presents a reconciliation of the Numerator used in the earnings per share calculation for the three and nine months ended September 30, 2023 (000's omitted, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Numerator:
Net income	$638,775	$1,891,379
Less: earnings distributed to participating securities	(121)	(369)
Less: undistributed earnings allocated to participating securities	(2,083)	(6,685)
Numerator for basic earnings per share	$636,571	$1,884,325
Add back: undistributed earnings allocated to participating securities	2,083	6,685
Less: undistributed earnings reallocated to participating securities	(2,066)	(6,636)
Numerator for diluted earnings per share	$636,588	$1,884,374

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned in-scope assets were not material as of September 30, 2024.

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

2. Inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2024	December 31, 2023
Homes under construction	$6,056,408	$5,262,850
Land under development	6,016,314	5,805,993
Raw land	502,494	606,005
Consolidated inventory not owned (a)	66,716	120,522
	$12,641,932	$11,795,370

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest in inventory, beginning of period	$149,362	$141,994	$139,078	$137,262
Interest capitalized	26,443	31,659	86,346	95,388
Interest expensed	(29,708)	(33,643)	(79,327)	(92,640)
Interest in inventory, end of period	$146,097	$140,010	$146,097	$140,010

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

If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2024 or December 31, 2023 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2024 and December 31, 2023 ($000’s omitted):

	September 30, 2024		December 31, 2023
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$313,562	$2,603,779	$238,070	$1,916,558
Other land options	632,058	5,498,859	466,139	4,531,566
	$945,620	$8,102,638	$704,209	$6,448,124

Land-related charges

Our evaluations for land-related charges are based on our best estimates of the future cash flows from our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Northeast	$265,395	$234,475	$723,096	$684,495
Southeast	666,807	646,927	2,155,684	2,009,556
Florida	1,181,792	1,220,036	3,670,848	3,525,623
Midwest	660,694	543,772	1,847,562	1,412,102
Texas	569,663	487,521	1,694,259	1,587,752
West	1,018,160	794,082	2,615,859	2,321,523
	4,362,511	3,926,813	12,707,308	11,541,051
Financial Services	113,831	76,720	317,848	226,875
Consolidated revenues	$4,476,342	$4,003,533	$13,025,156	$11,767,926

Income (loss) before income taxes:
Northeast	$56,805	$52,265	$157,148	$150,227
Southeast	145,725	144,643	494,613	469,653
Florida	270,428	316,113	884,656	904,916
Midwest	134,391	105,267	352,519	242,552
Texas	95,244	99,433	298,724	305,552
West	152,973	107,537	376,312	307,537
Other homebuilding (a)	(4,296)	(6,893)	99,896	32,666
	851,270	818,365	2,663,868	2,413,103
Financial Services	54,926	28,949	159,283	89,346
Consolidated income before income taxes	$906,196	$847,314	$2,823,151	$2,502,449

(a)Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $78.7 million for the nine months ended September 30, 2024, and $66.2 million for the nine months ended September 30, 2023, (see Note 8), and a gain of $37.7 million for the nine months ended September 30, 2024 related to the sale of our minority interest in a joint venture.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Land-related charges (a):
Northeast	$5,890	$197	$7,494	$266
Southeast	188	2,616	2,744	5,643
Florida	1,085	338	2,002	2,430
Midwest	188	282	835	886
Texas	1,257	59	1,764	388
West	3,352	2,889	4,796	6,689
Other homebuilding	171	487	294	676
	$12,131	$6,868	$19,929	$16,978

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment
	($000's omitted)
	September 30, 2024
	Homes Under Construction	Land Under Development	Raw Land	Consolidated Inventory Not Owned	Total Inventory	Total Assets
Northeast	$416,146	$307,118	$4,175	$—	$727,439	$863,828
Southeast	781,382	1,012,198	43,900	10,830	1,848,310	2,173,809
Florida (a)	1,372,237	1,444,069	134,885	22,815	2,974,006	3,613,361
Midwest	718,718	667,987	15,435	3,279	1,405,419	1,587,979
Texas	618,259	797,086	107,231	29,792	1,552,368	1,840,163
West	2,117,307	1,408,440	188,767	—	3,714,514	4,263,595
Other homebuilding (b)	32,359	379,416	8,101	—	419,876	1,682,875
	6,056,408	6,016,314	502,494	66,716	12,641,932	16,025,610
Financial Services	—	—	—	—	—	929,483
	$6,056,408	$6,016,314	$502,494	$66,716	$12,641,932	$16,955,093

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

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2024	December 31, 2023
5.500% unsecured senior notes due March 2026 (a)	$251,867	$455,424
5.000% unsecured senior notes due January 2027 (a)	337,277	443,875
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(6,597)	(8,047)
Total senior notes	$1,582,547	$1,891,252
Other notes payable	41,139	70,966
Notes payable	$1,623,686	$1,962,218
Estimated fair value	$1,757,342	$2,080,187

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
In the nine months ended September 30, 2024, we completed repurchases of $193.4 million and $106.6 million aggregate principal amount of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. Our total repurchases in the nine months ended September 30, 2024, including open market repurchases, were $310.2 million.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $41.1 million and $71.0 million at September 30, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 5%. We recorded $10.8 million and $35.3 million of inventory through seller financing in the nine months ended September 30, 2024 and 2023, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of September 30, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2024, we had no borrowings outstanding, $310.9 million of letters of credit issued, and $939.1 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At September 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $35.2 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $675.0 million at September 30, 2024 and will decrease to $650.0 million on January 14, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2024, Pulte Mortgage had $524.1 million outstanding at a weighted-average interest rate of 6.65% and $150.9 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of September 30, 2024.

5. Shareholders’ equity

In the nine months ended September 30, 2024, we declared cash dividends totaling $126.2 million and repurchased 7.6 million shares under our repurchase authorization for $880.0 million. In the nine months ended September 30, 2023, we declared cash dividends totaling $106.8 million and repurchased 10.2 million shares under our repurchase authorization for $700.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At September 30, 2024, we had remaining authorization to repurchase $1.0 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the nine months ended September 30, 2024 and 2023, participants surrendered shares valued at $18.5 million and $10.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Income taxes

Our effective tax rate was 23.0% and 23.1% for the three and nine months ended September 30, 2024, respectively, compared with 24.6% and 24.4% for the same periods in 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. Income tax expense for the three and nine months ended September 30, 2024 also includes a benefit of $14.3 million associated with the purchase of transferable federal renewable energy tax credits. Income tax expense for the nine months ended September 30, 2024 also reflects a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

At September 30, 2024 and December 31, 2023, we had net deferred tax liabilities of $353.4 million and $237.4 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $40.7 million and $58.2 million of gross unrecognized tax benefits at September 30, 2024 and December 31, 2023, respectively. Additionally, we had accrued interest and penalties of $1.8 million and $6.3 million at September 30, 2024 and December 31, 2023, respectively.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2024	December 31, 2023

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$556,664	$516,064
IRLCs	Level 2	(8,666)	2,420
Forward contracts	Level 2	(9,252)	(25,994)
Whole loan commitments	Level 2	(47)	(23)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$6,989	$12,906
Land held for sale	Level 2	6,000	—

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,455,136	$1,849,177
Financial Services debt	Level 2	524,093	499,627
Senior notes payable	Level 2	1,716,203	2,009,221
Other notes payable	Level 2	41,139	70,966

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion and $1.9 billion at September 30, 2024 and December 31, 2023, respectively.

8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $310.9 million and $2.8 billion, respectively, at September 30, 2024 and $312.7 million and $2.4 billion, respectively, at December 31, 2023. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Warranty liabilities, beginning of period	$127,533	$106,136	$120,393	$108,348
Reserves provided	28,009	29,412	85,368	74,598
Payments	(28,319)	(24,984)	(79,953)	(75,313)
Other adjustments	2,818	1,747	4,233	4,678
Warranty liabilities, end of period	$130,041	$112,311	$130,041	$112,311

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our insurance coverage typically requires a per occurrence retention up to an overall aggregate retention level. Beginning with the first dollar, amounts paid to satisfy insured claims generally apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $517.7 million and $563.1 million at September 30, 2024 and December 31, 2023, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 76% and 77% of the total general liability reserves at September 30, 2024 and December 31, 2023, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third-party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. We reduced general liability reserves by $78.7 million during the nine months ended September 30, 2024, and $66.2 million during the nine months ended September 30, 2023, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, beginning of period	$506,523	$605,192	$563,103	$635,857
Reserves provided	20,281	20,578	62,656	70,050
Adjustments to previously recorded reserves	—	(789)	(78,708)	(66,209)
Payments, net	(9,149)	(2,000)	(29,396)	(16,717)
Balance, end of period	$517,655	$622,981	$517,655	$622,981

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $72.7 million and $85.5 million at September 30, 2024, respectively, and $77.4 million and $91.6 million at December 31, 2023, respectively. In the three and nine months ended September 30, 2024 we recorded an additional $3.6 million and $9.1 million, respectively, of lease liabilities under operating leases, and $1.3 million and $9.6 million in the comparable prior year periods. Payments on lease liabilities in the three and nine months ended September 30, 2024 totaled $5.9 million and $17.6 million, respectively, and $6.1 million and $17.4 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and nine months ended September 30, 2024 our total lease expense was $15.3 million and $45.5 million, respectively, and $13.5 million and $42.0 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.3 million and $8.4 million in the three and nine months ended September 30, 2024, respectively, and $2.7 million and $8.9 million in the comparable prior year periods, as well as short-term lease costs of $6.2 million and $17.0 million in the three and nine months ended September 30, 2024, respectively, and $4.0 million and $12.8 million in the comparable prior year periods. Sublease income was de minimis.

The future minimum lease payments required under our leases as of September 30, 2024 were as follows ($000's omitted):

Years Ending December 31,
2024 (a)	$9,555
2025	23,296
2026	17,490
2027	13,981
2028	11,408
Thereafter	18,309
Total lease payments (b)	94,039
Less: Interest (c)	(8,568)
Present value of lease liabilities (d)	$85,471

(a)Remaining payments are for the three months ending December 31, 2024.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $53.5 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2024.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 4.8 years and 4.2%, respectively, at September 30, 2024.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before income taxes:
Homebuilding	$851,270	$818,365	$2,663,868	$2,413,103
Financial Services	54,926	28,949	159,283	89,346
Income before income taxes	906,196	847,314	2,823,151	2,502,449
Income tax expense	(208,282)	(208,539)	(653,128)	(611,070)
Net income	$697,914	$638,775	$2,170,023	$1,891,379

Diluted earnings per share	$3.35	$2.90	$10.28	$8.45
In 2022, the Federal Reserve began raising its benchmark interest rate in response to persistent inflation that began after the onset of the COVID-19 pandemic. These actions drove national mortgage and other interest rates higher and negatively impacted home affordability and consumer sentiment. Despite this rise in interest rates, demand for new homes generally remained strong during 2023 and into 2024. Despite a recent 50 bps cut in the Federal Reserve benchmark interest rate late in the third quarter of 2024, affordability remains challenged for housing due to the higher interest rates, house price increases, and general inflation in recent years as compared with historical levels. We have responded by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives and mortgage interest rate buydowns. Additionally, the rate of customer order cancellations that spiked in 2022 in response to higher inflation and interest rate increases has now normalized to historical levels.

We operate our business to generate a consistent cadence of house starts and an appropriate inventory of quick move-in speculative ("spec") homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. Within an evolving macroeconomic environment, consumers across all buyer segments and price points have continued demonstrating a strong desire for homeownership despite continued interest rate variability. During 2023 and the first nine months of 2024, through a combination of our ongoing construction cost reduction initiatives, construction pacing, and sales strategies that capitalized on periods of strong consumer demand, we were able to achieve historically strong financial results.

The supply chain constraints that arose in connection with the COVID-19 pandemic improved during 2023 and have continued to ease during the first nine months of 2024, which has contributed to a shortening of our production cycle times. The time required to construct a home was approximately seven weeks shorter at the end of the third quarter of 2024 compared to the comparable prior year period, and nearly two weeks shorter than at the end of the second quarter of 2024. This decrease in cycle times, coupled with our strong backlog and focus on spec home production, contributed to an increase in closings of 12% and 10% in the three and nine months ended September 30, 2024, respectively, over the comparable prior year periods. While production cycle times remain elevated versus our historical norms due to the availability of certain materials and construction labor, along with extended timelines for municipal approvals and inspections in certain geographies, we continue to make progress. Inflation also continues to impact our business, especially the cost of land and related development expenditures. Due to the length of our construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results.

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

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Home sale revenues	$4,343,227	12%	$3,886,908	$12,610,981	10%	$11,433,476
Land sale and other revenues	19,284	(52)%	39,905	96,327	(10)%	107,575
Total Homebuilding revenues	4,362,511	11%	3,926,813	12,707,308	10%	11,541,051
Home sale cost of revenues	(3,091,267)	13%	(2,739,596)	(8,897,835)	10%	(8,068,287)
Land sale and other cost of revenues	(25,287)	(28)%	(35,007)	(101,204)	9%	(92,467)
Selling, general, and administrative expenses ("SG&A") (a)	(406,897)	15%	(353,167)	(1,125,637)	12%	(1,004,323)
Equity income from unconsolidated entities, net (b)	2,508	(c)	891	41,527	(c)	3,293
Other income, net	9,702	(47)%	18,431	39,709	17%	33,836
Income before income taxes	$851,270	4%	$818,365	$2,663,868	10%	$2,413,103

Supplemental data:
Gross margin from home sales	28.8%	(70) bps	29.5%	29.4%	— bps	29.4%
SG&A as a percentage of home sale revenues (a)	9.4%	30 bps	9.1%	8.9%	10 bps	8.8%
Closings (units)	7,924	12%	7,076	23,116	10%	20,988
Average selling price	$548	—%	$549	$546	—%	$545
Net new orders:
Units	7,031	—%	7,065	23,059	3%	22,366
Dollars (d)	$3,928,860	3%	$3,823,619	$12,986,027	9%	$11,884,620
Cancellation rate	15%		15%	14%		15%
Average active communities	957	4%	923	940	4%	902
Backlog at September 30:
Units				12,089	(11)%	13,547
Dollars				$7,694,761	(5)%	$8,125,182

(a)SG&A includes insurance reserve reversals of $78.7 million for the nine months ended September 30, 2024, and $66.2 million for the nine months ended September 30, 2023, (see Note 8).
(b)Equity income from unconsolidated entities includes a gain of $37.7 million for the nine months ended September 30, 2024 related to the sale of our minority interest in a joint venture.
(c)Percentage not meaningful.
(d)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and nine months ended September 30, 2024 were higher than the prior year period by $456.3 million and $1.2 billion, respectively. In the three months ended September 30, 2024, the 12% increase resulted primarily from a 12% increase in closings. In the nine months ended September 30, 2024, the 10% increase resulted primarily from a 10% increase in closings. The increases in closings were primarily attributable to a strong backlog, improved production cycle times, and initiatives to prioritize quick move-in spec homes to satisfy customer desire to quickly close on homes due to the volatile interest rate environment and to ensure an efficient production cadence of homes. Average selling price during the three and nine months ended September 30, 2024 remained flat compared with the respective prior year periods.

Home sale gross margins

Home sale gross margins were 28.8% and 29.4% in the three and nine months ended September 30, 2024, respectively, compared with 29.5% and 29.4% in the three and nine months ended September 30, 2023, respectively. Due to the low supply of new and existing homes for sale, we were generally able to maintain net sales pricing to substantially offset increases in house and land costs and higher sales incentives over these periods. However, we expect sales incentives, especially mortgage interest rate buydowns, to remain elevated to address buyer affordability challenges, which will continue to impact our gross margins in the near term.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed losses of $6.0 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, compared with gains of $4.9 million and $15.1 million for the three and nine months ended September 30, 2023, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.4% and 8.9% in the three and nine months ended September 30, 2024, respectively, compared with 9.1% and 8.8% for the three and nine months ended September 30, 2023, respectively. The gross dollar amount of our SG&A increased $53.7 million, or 15%, for the three months ended September 30, 2024 compared with the prior year period, and increased $121.3 million, or 12%, for the nine months ended September 30, 2024 compared with the prior year period. The increases in gross dollars for the three and nine months ended September 30, 2024 resulted primarily from overhead costs to support increased production volumes, partially offset by insurance reserve reversals of $78.7 million recorded in the nine months ended September 30, 2024, compared with insurance reserve reversals of $66.2 million recorded in the nine months ended September 30, 2023.

Other income, net
Other income, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Write-offs of deposits and pre-acquisition costs	$(4,732)	$(2,456)	$(12,406)	$(9,629)
Amortization of intangible assets	(2,498)	(2,623)	(7,536)	(7,915)
Gain (loss) on debt retirement	—	362	(222)	362
Interest income	13,748	19,303	48,268	41,701
Interest expense	(120)	(120)	(352)	(347)
Miscellaneous, net	3,304	3,965	11,957	9,664
Total other income, net	$9,702	$18,431	$39,709	$33,836

Interest income began to increase significantly in 2023 and has continued to do so into 2024 as the result of higher returns on invested cash balances due to the elevated interest rate environment.

Net new orders

Net new orders in units decreased less than 1% while net new orders in dollars increased 3% in the three months ended September 30, 2024, as compared with the prior year period. Net new orders in units increased 3% while net new orders in dollars increased 9% in the nine months ended September 30, 2024, as compared with the prior year period. The increase in net new order dollars in the three months ended September 30, 2024 was primarily attributable to geographic mix, including our West segment, which carries a higher average selling price. The increased net new order volume and dollars in the nine months ended September 30, 2024 over the comparable prior year period was primarily attributable to the higher volumes in our West segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 15% and 14% for the three and nine months ended September 30, 2024, respectively, and 15% in both the three and nine months ended September 30, 2023. Cancellation rates began to decrease in 2023 and have now returned to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 5% at September 30, 2024 compared with September 30, 2023.

Homes in production

The following is a summary of our homes in production:

	September 30, 2024	September 30, 2023
Sold	9,684	10,657
Unsold
Under construction	6,055	5,752
Completed	1,357	967
	7,412	6,719
Models	1,537	1,465
Total	18,633	18,841

The number of homes in production at September 30, 2024 was 1% lower than at September 30, 2023. This decrease was primarily due to a decreased number of sold homes due to increased closings and lower backlog. This decrease was partially offset by a higher number of homes under construction and completed homes, which reflects our strategic decision to increase starts of spec units in response to buyer demand for quick move-in homes.

Controlled lots

The following is a summary of our lots under control at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,881	6,533	10,414	4,204	8,718	12,922
Southeast	18,040	33,061	51,101	18,911	27,666	46,577
Florida	25,655	33,388	59,043	26,922	35,543	62,465
Midwest	11,948	20,359	32,307	12,290	14,461	26,751
Texas	16,207	23,615	39,822	16,487	17,378	33,865
West	27,742	14,113	41,855	25,701	14,349	40,050
Total	103,473	131,069	234,542	104,515	118,115	222,630
	44%	56%	100%	47%	53%	100%

Developed (%)	46%	21%	32%	45%	18%	31%

While competition for well-positioned land is robust, we continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $8.1 billion at September 30, 2024.

Homebuilding Segment Operations

As of September 30, 2024, we conducted our operations in 46 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Home sale revenues:
Northeast	$265,395	13%	$234,284	$722,952	6%	$684,085
Southeast	666,019	3%	646,182	2,153,828	7%	2,005,382
Florida	1,166,869	(2)%	1,196,780	3,603,320	4%	3,458,194
Midwest	660,096	22%	540,678	1,843,384	31%	1,407,833
Texas	567,871	18%	481,046	1,675,586	7%	1,567,574
West	1,016,977	29%	787,938	2,611,911	13%	2,310,408
	$4,343,227	12%	$3,886,908	$12,610,981	10%	$11,433,476
Income (loss) before income taxes (a):
Northeast	$56,805	9%	$52,265	$157,148	5%	$150,227
Southeast	145,725	1%	144,643	494,613	5%	469,653
Florida	270,428	(14)%	316,113	884,656	(2)%	904,916
Midwest	134,391	28%	105,267	352,519	45%	242,552
Texas	95,244	(4)%	99,433	298,724	(2)%	305,552
West	152,973	42%	107,537	376,312	22%	307,537
Other homebuilding (b)	(4,296)	(38)%	(6,893)	99,896	206%	32,666
	$851,270	4%	$818,365	$2,663,868	10%	$2,413,103

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $78.7 million for the nine months ended September 30, 2024, and $66.2 million for the nine months ended September 30, 2023, (see Note 8), and a gain of $37.7 million for the nine months ended September 30, 2024 related to the sale of our minority interest in a joint venture.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Closings (units):
Northeast	391	14%	344	1,054	6%	996
Southeast	1,340	4%	1,291	4,284	11%	3,864
Florida	1,984	—%	1,983	6,051	4%	5,802
Midwest	1,194	17%	1,018	3,380	26%	2,693
Texas	1,485	23%	1,211	4,285	6%	4,030
West	1,530	24%	1,229	4,062	13%	3,603
	7,924	12%	7,076	23,116	10%	20,988

Average selling price:
Northeast	$679	—%	$681	$686	—%	$687
Southeast	497	(1)%	501	503	(3)%	519
Florida	588	(3)%	604	595	—%	596
Midwest	553	4%	531	545	4%	523
Texas	382	(4)%	397	391	1%	389
West	665	4%	641	643	—%	641
	$548	—%	$549	$546	—%	$545

Net new orders - units:
Northeast	385	2%	376	1,226	6%	1,161
Southeast	1,340	(2)%	1,374	4,130	(3)%	4,277
Florida	1,681	5%	1,598	5,399	—%	5,386
Midwest	1,233	13%	1,090	3,772	10%	3,426
Texas	1,134	(10)%	1,258	3,863	(5)%	4,070
West	1,258	(8)%	1,369	4,669	15%	4,046
	7,031	—%	7,065	23,059	3%	22,366

Net new orders - dollars:
Northeast	$283,978	12%	$254,346	$883,513	12%	$792,080
Southeast	708,071	1%	698,219	2,138,291	—%	2,143,322
Florida	947,233	1%	939,975	3,148,935	1%	3,122,522
Midwest	669,242	11%	602,356	2,050,261	12%	1,829,729
Texas	419,286	(15)%	493,094	1,495,097	(2)%	1,518,821
West	901,050	8%	835,629	3,269,930	32%	2,478,146
	$3,928,860	3%	$3,823,619	$12,986,027	9%	$11,884,620

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2024 vs. 2023	2023
Cancellation rates:
Northeast	7%	7%	7%		8%
Southeast	11%	9%	11%		9%
Florida	16%	17%	15%		16%
Midwest	10%	11%	9%		10%
Texas	18%	18%	16%		19%
West	21%	20%	18%		21%
	15%	15%	14%		15%

Unit backlog:
Northeast			739	16%	639
Southeast			2,092	(10)%	2,319
Florida			3,140	(26)%	4,225
Midwest			2,084	—%	2,083
Texas			1,215	(34)%	1,829
West			2,819	15%	2,452
			12,089	(11)%	13,547

Backlog dollars:
Northeast			$568,932	26%	$450,623
Southeast			1,206,199	(5)%	1,269,758
Florida			2,043,444	(27)%	2,795,502
Midwest			1,218,380	1%	1,208,801
Texas			549,900	(32)%	805,047
West			2,107,906	32%	1,595,451
			$7,694,761	(5)%	$8,125,182

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Land-related charges (a):
Northeast	$5,890	$197	$7,494	$266
Southeast	188	2,616	2,744	5,643
Florida	1,085	338	2,002	2,430
Midwest	188	282	835	886
Texas	1,257	59	1,764	388
West	3,352	2,889	4,796	6,689
Other homebuilding	171	487	294	676
	$12,131	$6,868	$19,929	$16,978
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the third quarter of 2024, Northeast home sale revenues increased 13% when compared with the prior year period due to a 14% increase in closings partially offset by a slight decrease in average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes increased 9%, primarily due to higher revenues and gross margins across the majority of markets, partially offset by increased overhead costs across the majority of markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2024, Northeast home sale revenues increased 6% when compared with the prior year period primarily due to a 6% increase in closings partially offset by a slight decrease in average selling price. The increase in closings occurred across the majority of markets. Income before income taxes increased 5% primarily due to higher revenues and gross margins across the majority of markets, partially offset by increased overhead costs across all markets. Net new orders increased across the majority of markets.

Southeast

For the third quarter of 2024, Southeast home sale revenues increased 3% when compared with the prior year period due to a 4% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings was mixed among markets while the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 1%, primarily due to higher revenues and gross margins which were mixed among markets, partially offset by increased overhead costs, which were also mixed among markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2024, Southeast home sale revenues increased 7% when compared with the prior year period due to an 11% increase in closings partially offset by a 3% decrease in average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes increased 5%, primarily due to higher revenues which were mixed among markets and higher gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Florida

For the third quarter of 2024, Florida home sale revenues decreased 2% when compared with the prior year period primarily due to a 3% decrease in average selling price, partially offset by a slight increase in closings. The decrease in average selling price and increase in closings occurred across the majority of markets. Income before income taxes decreased 14%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2024, Florida home sale revenues increased 4% when compared with the prior year period primarily due to a 4% increase in closings partially offset by a slight decrease in the average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 2%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

Midwest

For the third quarter of 2024, Midwest home sale revenues increased 22% when compared with the prior year period due to a 17% increase in closings combined with a 4% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 28%, primarily due to higher revenues across the majority of markets and higher gross margins across all markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2024, Midwest home sale revenues increased 31% when compared with the prior year period due to a 26% increase in closings combined with a 4% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 45%, primarily due to higher revenues and gross margins across all markets. Net new orders increased across the majority of markets.

Texas

For the third quarter of 2024, Texas home sale revenues increased 18% when compared with the prior year period due to a 23% increase in closings partially offset by a 4% decrease in average selling price. The increase in closings occurred across all markets while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 4%, primarily due to increased overhead costs across all markets and decreased gross margins across the majority of markets. The decrease in net new orders was mixed among markets.

For the nine months ended September 30, 2024, Texas home sale revenues increased 7% when compared with the prior year period due to a 6% increase in closings combined with a 1% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price was mixed among markets. Income before income taxes decreased 2%, primarily due to increased overhead costs across all markets and decreased gross margins across the majority of markets. The decrease in net new orders was mixed among markets.

West

For the third quarter of 2024, West home sale revenues increased 29% compared with the prior year period due to an 24% increase in closings combined with a 4% increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price was mixed among markets. Income before income taxes increased 42%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders decreased in certain markets.

For the nine months ended September 30, 2024, West home sale revenues increased 13% when compared with the prior year period due to a 13% increase in closings combined with a slight increase in average selling price. The increase in closings occurred across the majority of markets while the increase in average selling price was mixed among markets. Income before income taxes increased 22%, primarily due to higher revenues and increased gross margins across the majority of markets. Net new orders increased across all markets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2024 vs. 2023	2023	2024	2024 vs. 2023	2023
Mortgage revenues	$79,647	71%	$46,664	$219,637	57%	$140,044
Title services revenues	25,396	17%	21,714	72,620	16%	62,804
Insurance agency commissions	8,788	5%	8,342	25,591	7%	24,027
Total Financial Services revenues	113,831	48%	76,720	317,848	40%	226,875
Expenses	(58,905)	27%	(46,431)	(159,615)	16%	(137,244)
Equity income from unconsolidated entities	—	—%	—	1,050	—%	1,055
Other income (expense), net	—	(a)	(1,340)	—	(a)	(1,340)
Income before income taxes	$54,926	90%	$28,949	$159,283	78%	$89,346
Total originations:
Loans	5,005	15%	4,362	14,442	13%	12,770
Principal	$2,103,197	20%	$1,745,952	$5,998,347	19%	$5,053,379
(a)     Percentage not meaningful.

	Nine Months Ended
	September 30,
	2024	2023
Supplemental data:
Capture rate	85.9%	80.5%
Average FICO score	749	747
Funded origination breakdown:
Government (FHA, VA, USDA)	26%	22%
Other agency	71%	75%
Total agency	97%	97%
Non-agency	3%	3%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2024 increased 48% and 40%, respectively, compared with the same periods in 2023. The increases during 2024 when compared with the prior year periods were primarily due to an increase in origination volumes resulting from higher closings within Homebuilding and improved capture rates. Revenues per loan also increased as the result of a more favorable operating environment for Financial Services. The increased use of closing cost incentives in the form of mortgage interest rate buydowns has also contributed favorably to the Financial Services volumes and revenues per transaction.

Income before income taxes

Income before income taxes in the three and nine months ended September 30, 2024 increased 90% and 78%, respectively, compared with the same period in 2023. The increases during the three and nine months ended September 30, 2024 when compared with the prior year periods were primarily due to the higher loan origination volume, capture rate, and revenue per transaction.

Income Taxes

Our effective tax rate was 23.0% and 23.1% for the three and nine months ended September 30, 2024, respectively, compared with 24.6% and 24.4% for the same periods in 2023. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. Income tax expense for the three and nine months ended September 30, 2024 also includes a benefit of $14.3 million associated with the purchase of transferable federal renewable energy tax credits. Income tax expense for the nine months ended September 30, 2024 also reflects a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

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

At September 30, 2024, we had unrestricted cash and equivalents of $1.4 billion, restricted cash balances of $57.5 million, and $939.1 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 12.3% at September 30, 2024, compared with 15.9% at December 31, 2023. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next twelve months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. The increase in sales and related increased pace in starts, coupled with the elongation of our production cycle compared to historical levels, has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2025, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise. In the nine months ended September 30, 2024, we completed repurchases of $193.4 million and $106.6 million aggregate principal amount of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. Our total repurchases in the nine months ended September 30, 2024, including open market repurchases, were $310.2 million.

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

Unsecured senior notes

We had $1.6 billion and $1.9 billion of unsecured senior notes outstanding at September 30, 2024 and December 31, 2023, respectively, with no repayments due until March 2026, when $251.9 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $41.1 million and $71.0 million at September 30, 2024 and December 31, 2023, respectively. These notes have maturities ranging up to six years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 5%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of September 30, 2024. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2024, we had no borrowings outstanding, $310.9 million of letters of credit issued, and $939.1 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At September 30, 2024, aggregate outstanding debt of unconsolidated joint ventures was $35.2 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $675.0 million at September 30, 2024 and will decrease to $650.0 million on January 14, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2024, Pulte Mortgage had $524.1 million outstanding at a weighted-average interest rate of 6.65% and $150.9 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted-average interest rate of 7.15% and $350.4 million of remaining capacity under the prior agreement replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of September 30, 2024.

Dividends and share repurchase program

In the nine months ended September 30, 2024, we declared cash dividends totaling $126.2 million and repurchased 7.6 million shares under our repurchase authorization for $880.0 million. In the nine months ended September 30, 2023, we declared cash dividends totaling $106.8 million and repurchased 10.2 million shares under our repurchase authorization for $700.0 million. On January 30, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At September 30, 2024, we had remaining authorization to repurchase $1.0 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2024, we had outstanding letters of credit totaling $310.9 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.8 billion at September 30, 2024, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2024, these agreements had an aggregate remaining purchase price of $8.1 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At September 30, 2024, outstanding deposits totaled $556.0 million, of which $16.2 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of September 30, 2024 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the nine months ended September 30, 2024 was $1.1 billion. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from our operations for the nine months ended September 30, 2024 were primarily due to net income of $2.2 billion, partially offset by a net increase in inventories of $805.3 million, which was primarily attributable to land acquisition, development, and house spend to support future growth, and a $45.2 million increase in residential mortgage loans available due to higher loan origination volumes.

Net cash provided by operating activities in the nine months ended September 30, 2023 was $1.9 billion. The cash inflows from our operations for the nine months ended September 30, 2023 were primarily due to net income of $1.9 billion along with a seasonal $262.6 million decrease in residential mortgage loans available-for-sale, partially offset by a net increase in inventories of $173.4 million.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2024 was $108.4 million. These cash outflows primarily resulted from capital expenditures of $94.1 million related to our ongoing investments in new communities, facilities, and information technology applications along with $15.1 million of investments in unconsolidated entities.

Net cash used in investing activities in the nine months ended September 30, 2023 was $95.0 million. These cash outflows primarily related to capital expenditures of $67.6 million related to our ongoing investments in new communities, facilities, and information technology applications along with $18.1 million of investments in unconsolidated entities.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2024 totaled $1.4 billion. These cash outflows resulted primarily from the repurchase of 7.6 million common shares for $880.0 million under our share repurchase authorization, payments of $126.6 million in cash dividends, payments of $94.1 million related to consolidated inventory not owned, and $350.5 million of repayments of notes payable, partially offset by net Financial Services borrowings of $24.5 million related to an increase in residential mortgage loans available-for-sale.

Net cash used in financing activities in the nine months ended September 30, 2023 totaled $1.0 billion. These cash outflows resulted primarily from the repurchase of 10.2 million common shares for $700.0 million under our share repurchase authorization, payments of $107.7 million in cash dividends, $86.8 million of repayments of notes payable, and net Financial Services repayments of $161.3 million related to a seasonal reduction in residential mortgage loans available-for-sale.

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

Supplemental Guarantor Financial Information

As of September 30, 2024, PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no borrowings outstanding, $310.9 million of letters of credit issued, and $939.1 million of remaining capacity under its Revolving Credit Facility.

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

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of the guarantees when such guarantees were issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot, however, provide assurances as to what standard a court would apply in making these determinations or whether a court would agree with our conclusions in this regard.

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	September 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$1,194,650	$1,471,293
House and land inventory	12,296,679	11,474,861
Amount due from Non-Guarantor Subsidiaries	823,569	839,673
Total assets	15,361,280	14,451,614

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,857,979	$2,810,832
Notes payable	1,623,687	1,962,218
Total liabilities	4,886,299	5,078,696

	Nine Months Ended
	September 30,
Summarized Statement of Operations Data	2024	2023
Revenues	$12,515,055	$11,317,362
Cost of revenues	8,832,123	7,961,586
Selling, general, and administrative expenses	1,097,533	979,196
Income before income taxes	2,612,554	2,366,792

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the nine months ended September 30, 2024 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2024 ($000’s omitted):

	As of September 30, 2024 for the Years ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$4,560	$11,376	$268,390	$337,277	$4,340	$1,004,340	$1,630,283	$1,757,342
Average interest rate	0.16%	2.76%	5.30%	5.00%	5.00%	6.71%	6.07%

Variable rate debt (a)	$524,093	$—	$—	$—	$—	$—	$524,093	$524,093
Average interest rate	6.65%	—%	—%	—%	—%	—%	6.65%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at September 30, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2024 to July 31, 2024	911,693	$117.00	911,693	$1,216,232
August 1, 2024 to August 31, 2024	882,069	$126.69	882,069	$1,104,486
September 1, 2024 to September 30, 2024	744,987	$136.36	744,987	$1,002,897
Total	2,538,749	$126.05	2,538,749

(1)     During 2024, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 30, 2024, which was announced on the same date. There is no expiration date for this program, under which $1.0 billion remained as of September 30, 2024.

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
Second Omnibus Amendment and Joinder to Transaction Documents to Master Repurchase Agreement dated as of August 14, 2024, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2024)

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 22, 2024