Form 10-K
period 2024-12-31
PULTEGROUP INC/MI/
filed 2025-02-06
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2024, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $22.8 billion. As of January 23, 2025, the registrant had 202,457,952 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding Operations

Homebuilding, our core business, involves the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding generated 98% of our consolidated revenues of $17.9 billion in 2024, 98% of our consolidated revenues of $16.1 billion in 2023, and 98% of our consolidated revenues of $16.0 billion in 2022. Our Homebuilding operations are geographically diverse within the U.S. During 2024, we operated out of an average of 945 active communities in 46 markets across 25 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, John Wieland Homes and Neighborhoods, and American West, we offer a wide variety of home designs with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2024, we delivered closings totaling 31,219 homes, compared with 28,603 homes in 2023 and 29,111 homes in 2022. Over our history, we have delivered over 850,000 homes.

We predominantly sell single-family detached homes, which represented 83% of our home closings in 2024 and 2023, and 86% in 2022. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2024 ranged from approximately $150,000 to over $2,500,000, with 84% falling within the range of $250,000 to $750,000. The average unit selling price in 2024 was $555,000, compared with $545,000 in 2023, and $534,000 in 2022.

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

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct roads and sewer and water systems in some areas. At December 31, 2024, we controlled 234,589 lots, of which 102,176 were owned and 132,413 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward higher density and lower average selling prices relative to the local market. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2024, 40%, 38%, and 22% of our home closings were to first-time, move-up, and active adult customers, respectively, which reflects a small increase toward first-time buyers since 2023 consistent with our continued investment in serving first-time buyers.

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
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $6.5 billion (10,153 units) at December 31, 2024 and $7.3 billion (12,146 units) at December 31, 2023. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2024, substantially all are scheduled to be closed during 2025, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, resin, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future. For example, labor shortages in certain of our markets have become more acute in recent years in response to industry growth and increased demand outpacing the growth of the residential construction labor pool. Additionally, the supply of certain building materials has been impacted by the combination of volatile consumer demand and periodic disruptions in the global supply chain. This volatility in demand, supply chain disruptions, and the consolidation of ownership of the source of supply for certain building materials have combined to increase the prices of those materials over time and could do so again in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2024. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 20% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for-sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors over the last several years, our quarterly results in 2024 and 2023 are not necessarily indicative of results that may be achieved in the future.

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

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 63% of the homes we closed in 2024, 61% in 2023, and 62% in 2022. Other home closings are settled via either cash or third party lenders. Cash buyers represented 21%, 22%, and 18% of home closings in 2024, 2023, and 2022, respectively.

In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties, and subsequently sell such mortgage loans to third party investors in the secondary market. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed-price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time.

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

Human Capital Resources

Workforce

At December 31, 2024, we employed 6,793 people, of which 1,094 were employed in our Financial Services operations. Of our homebuilding employees, 437 are involved in land acquisition and development functions; 2,442 are involved in construction and post-closing customer care functions; 1,453 are involved in the sales function; and 1,367 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

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

Culture and Objectives

Our key human capital management objectives are designed to attract, develop, and retain top talent. To support this goal, our human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits, and other programs; instill our culture with a focus on diversity and ethical behavior; and enhance our employees' performance through investment in technology, tools, and training to enable our employees to operate at a high level. Our commitment to the aforementioned goals is evidenced through our certification as a Great Place to Work®.

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

Recruitment and Retention

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 16 years, and the average tenure of our homebuilding division presidents is 17 years.

Information About Our Executive Officers

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	50	President and Chief Executive Officer	2012
Matthew W. Koart	61	Executive Vice President and Chief Operating Officer	2023
Robert T. O'Shaughnessy	59	Executive Vice President and Chief Financial Officer	2011
Todd N. Sheldon	57	Executive Vice President, General Counsel and Corporate Secretary	2017
Kevin A. Henry	57	Executive Vice President and Chief People Officer	2023
James L. Ossowski	56	Senior Vice President, Finance	2025
Brien P. O'Meara	52	Vice President and Controller	2020

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

Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011. In July 2024, the Company disclosed that Mr. O’Shaughnessy notified the Company of his intention to retire. Pursuant to the terms of his retirement, he is expected to continue to serve as the Company’s Chief Financial Officer until February 7, 2025 (the “Transition Date”) and is expected to remain at the Company as Executive Vice President until the end of 2025. At the same time, the Company announced that Mr. Ossowski would succeed Mr. O'Shaughnessy and be promoted to the roles of Executive Vice President and Chief Financial Officer, effective as of the Transition Date.

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

Mr. Ossowski was appointed Senior Vice President, Finance in February 2017. In July 2024, the Company announced that Mr. Ossowski would succeed Mr. O'Shaughnessy and be promoted to the roles of Executive Vice President and Chief Financial Officer, effective as of the Transition Date.

Mr. O'Meara was appointed Vice President and Controller in February 2017 and was designated the Company's principal accounting officer in February 2020.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors. Each executive officer serves at the pleasure of the Board of Directors.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Increases in interest rates can adversely affect the market for new homes, as potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. Up until 2022, mortgage interest rates in recent years had been at or near historic lows, thereby making new homes more affordable. However, in the second quarter of 2022, in response to the Federal Reserve's increases to the federal funds rate as part of their effort to reduce inflation, mortgage rates increased, reaching their highest levels since 2008. Despite recent interest rate cuts by the Federal Reserve beginning in September 2024, interest rates have remained elevated. Ongoing volatility in interest rates may negatively impact our operations and financial results.

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

The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, product affordability, availability of financing, inflation, and interest rate levels. As we have seen with elevated inflation and interest rates the last three years, adverse changes in any of these conditions generally, or in the markets where we operate, can decrease demand and pricing for new homes and result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a significant decrease in our revenues and earnings that could materially and adversely affect our financial condition.

For example, beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets, and some aspects of the housing industry have yet to return to pre-2007 production levels. Beginning in 2020, the COVID-19 pandemic also impacted our business and resulted in a significant slowdown in our business and impacts to our financial results, followed by historically high inflation, increased interest rates and weaker economic conditions all of which impacted the affordability of our homes and consumer sentiment. In addition, over the last three years, the U.S. economy experienced significant inflation and mortgage and other interest rate increases, which negatively impacted home affordability and consumer sentiment and created some volatility in demand for new housing.

Inflation has resulted in increased costs that we may not be able to recoup and has impacted home affordability and consumer sentiment.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which recently have had a negative impact on demand for our homes. In an inflationary environment like the one we have experienced in recent years, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of consumers who can afford to purchase one of our homes. Heightened labor and material prices resulting from inflation have increased operational costs in recent years. If the inflationary environment in recent years continues or worsens, we may not be able to adjust the pricing we charge for homes to offset these increased costs in the future, which would adversely impact our results of operations and cash flows. In addition, inflation through the broader economy, especially when combined with higher mortgage interest rates, has negatively impacted home affordability and consumer sentiment and created some volatility in demand for new housing.

Supply shortages and other risks related to the demand for skilled labor and building materials increased costs and delayed deliveries and could continue to do so.

The homebuilding industry is highly competitive for skilled labor. Labor shortages have continued to limit the availability of construction labor. Additionally, the supply of certain building materials, especially lumber, wood-based materials such as roof and floor trusses and oriented strand boards, steel, resin, concrete, copper, and petroleum-based materials, is limited and has been impacted by the combination of strong consumer demand, disruptions in the global supply chain, and major weather events at the point of manufacture of certain products. Supply constraints can also be further exacerbated by government policies that make it more difficult and/or expensive for suppliers to produce materials needed for our business. For instance, changes in laws, government regulations, or enforcement priorities, such as the imposition of tariffs (in particular on materials imported from Canada or Mexico) or other import or export restrictions, penalties or sanctions, including modification or elimination of international agreements covering trade or investment, or changes in immigration laws and/or their enforcement, could result in higher component costs, tighter overall labor conditions and a shortage of skilled tradespeople, which could in turn adversely affect our business. Several of these factors, along with the consolidation of ownership of the source of supply for certain building materials, have resulted in increases to the prices of some materials. Increased costs and shortages of labor and materials can cause increases in construction costs, and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. We experience significant competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our earnings and margins.

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

An inability to accurately predict customer preferences or demand, or to respond effectively to technological developments, including artificial intelligence, could materially impact the business.

Our development, integration, and use of artificial intelligence (“AI”) technology in our operations remains in the early phases. We have started to assess the use of AI technology to drive productivity and analyze data. While we aim to develop, integrate, and use AI responsibly, we may ultimately be unsuccessful in identifying or resolving issues, such as accuracy, cybersecurity risks, unintended biases, and discriminatory outputs, before they arise. AI is a new and emerging technology in early stages of commercial use and presents a number of risks inherent in its use, including, but not limited to, ethical considerations, public perception, intellectual property protection, regulatory compliance, privacy concerns, and data security, all of which could have a material adverse effect on our business, results of operations, and financial position. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully and accurately develop, integrate, and use AI technology, as well as address the risks and challenges associated with AI, our business, results of operations, and financial position could be negatively impacted. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

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

We also are subject to a variety of local, state, and federal laws and regulations concerning protection of health, safety, and the environment, including laws and regulations relating to the disclosure of certain information relating to the environmental impact of our operations. The impact of environmental laws on our operations varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and could prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. More stringent requirements could be imposed in the future on homebuilders, developers, and financial services companies, thereby increasing the cost of compliance.

Our Financial Services operations are also subject to numerous federal, state, and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination, and real estate settlement procedures. They also subject our operations to examination by applicable agencies, pursuant to which those agencies may limit our ability to provide mortgage financing or title services to potential purchasers of our homes. For example, for our homes to qualify for FHA or VA mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies.

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, in limited cases, subcontractors may use improper construction processes or defective materials. In such cases, it can result in the need to perform repairs to homes. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets.

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program sponsored by us. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Our insurance coverage, our subcontractor arrangements, and our reserves may not be adequate to address all our warranty and construction defect claims in the future, and there is typically a lag between our payment of claims and reimbursements from applicable insurance carriers. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects have become more costly and limited. There can be no assurance that coverage will not be further restricted, become more costly, or even become unavailable in the future. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

We can be injured by improper acts of persons over whom we do not have control or by the attempt to impose liabilities or obligations of third parties on us.

Although we expect all of our subcontractors, employees, officers, and directors to comply at all times with all applicable laws, rules, and regulations, there may be instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable laws, regulations, or governmental guidelines. When we learn of practices that do not comply with applicable laws, regulations, or government guidelines, including practices relating to homes, buildings, or multifamily properties we build or finance, we endeavor to move to stop the non-complying practices as soon as possible, and we have taken disciplinary action regarding subcontractors and employees of ours who were aware of non-complying practices and did not take steps to address them, including in some instances terminating their employment or engagement. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, regulations, or government guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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

In addition to more frequent extreme weather events, global climate change can also impact our operations through extensive governmental policy developments and shifts in consumer sentiment, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors, and customers. For instance, the requirement to modify our home designs mandated by upgraded building codes or recommended practices given a region’s particular exposure to climate conditions can increase our costs, which we may not be able to recoup by increasing the price of our homes. Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are also likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our housing gross profit margins and adversely affect our results of operations. For example, as the risk of flooding in coastal and other flood prone areas increases or the results of climate change result in water scarcity, local governments may increase the requirements on new home builders for zoning approvals and restrict areas where new homes may be built, resulting in increased development costs and greater competition for more desirable land parcels. In addition, as local governmental authorities and utilities are required to spend increasing amounts of their resources responding to and remediating weather and climate-related events, their ability to provide approvals and service to new housing communities may be impaired.

Risks Related to Our Business Model and Capital Structure

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2024, we had cash, cash equivalents, and restricted cash of $1.7 billion as well as $928.9 million available under our revolving credit facility ("Revolving Credit Facility"). However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity is our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2024, we had outstanding letters of credit and surety bonds totaling $321.1 million and $2.9 billion, respectively. These letters of credit are generally issued via our unsecured Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and cost of operations could be adversely affected.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal, and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including those described above in relation to our evaluation of tax matters. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

We may not realize our deferred tax assets.

As of December 31, 2024, we had deferred tax assets of $77.4 million, against which we provided a valuation allowance of $22.4 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Our ability to utilize net operating losses (“NOLs”) and other tax attributes to offset our future taxable income or income tax would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). An "ownership change" under Section 382 would establish an annual limitation to the amount of NOLs and other tax attributes we could utilize to offset our taxable income or income tax in any single year. The application of these limitations might prevent full utilization of the deferred tax assets. To preserve our ability to utilize NOLs and other tax attributes in the future without a Section 382 limitation, we adopted a shareholder rights plan (the “Rights Plan”), which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. The Rights Plan, as amended, expires June 1, 2025, unless our Board of Directors and shareholders approve an amendment to extend the term prior thereto. At a meeting of the Board of Directors held on February 5, 2025, due to the limited NOLs and other tax attributes remaining that would be affected by an “ownership change” under Section 382, the Board of Directors determined not to approve an amendment to extend the term of the Rights Plan beyond its expiration date of June 1, 2025 and determined to consider, at a future meeting of the Board of Directors, amendments to the provisions of the Company’s by-laws that prohibit certain transfers of our securities. Notwithstanding the foregoing measures, and in particular if they are no longer in place, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382 at a time when NOLs and other tax attributes that would be affected by an “ownership change” under Section 382 exist. In addition, our Rights Plan, while in effect, may adversely affect the marketability of our common stock, because any non-exempt third party that acquires shares of our common stock in excess of the applicable threshold would suffer substantial dilution of its ownership interest.

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

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.

We are beginning the process of a multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP implementation will require the integration of the new ERP with multiple new and existing information systems and business processes, and will be designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP implementation will continue to require ongoing maintenance and monitoring. Conversion from our old system to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will mandate new procedures and certain modifications to our disclosure controls and procedures and internal control over financial reporting and it will take time for such procedures and controls to become mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting. The ERP implementation is costly and may not ultimately result in the operational benefits to the Company that are currently anticipated.

General Risk Factors

Information technology failures or data security breaches could harm our business and result in substantial costs.

We use information technology and other computer resources to conduct important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, usage errors by our employees, or cyber-attacks or errors by third party vendors who could gain access to our confidential data or that of our customers, vendors, or employees. In particular, the frequency, severity and novelty of cyber-attacks on companies has increased significantly in recent years, including significant ransomware attacks and foreign attacks on prominent companies and computer software programs, as threat actors become increasingly sophisticated and employ techniques, including malicious uses of AI such as deepfakes, to launch attacks that are increasingly difficult to detect and defend against. We, like many organizations, have experienced and expect to continue to experience varying degrees of cybersecurity incidents in the course of our business, including phishing and social engineering intrusions which could lead, in turn, to ransomware attacks or other incidents that could impact our business.

While to our knowledge we have not experienced a significant cybersecurity incident that has materially affected our business strategy, results of operations or financial condition in the last three years, and we are frequently working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection, to the extent possible, against cyber risks and security breaches, and to enhance our monitoring to prevent, detect, contain, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have an impact on our business, there is no assurance that advances in computer capabilities, new technologies, methods, or other developments will detect or prevent security breaches and safeguard access to proprietary or confidential information or otherwise prevent material consequences for our business and reputation.

If our computer systems and our back-up systems are damaged, breached, or cease to function properly, or if there are intrusions or failures of critical infrastructure such as the power grid or communications systems, we could suffer extended interruptions in our operations. Any such disruption could damage our reputation, result in lost customers, lost revenue, and market value declines, lead to legal proceedings against us by affected third parties resulting in penalties or fines, result in government investigations or related inquiries, and require us to incur significant costs to remediate or otherwise resolve these issues. In addition to direct cyber-attacks on, or other disruptions of, our systems, cyber-attacks on, or other disruptions of, the systems of our suppliers, financial service companies, service providers, and other parties on which we rely to conduct our business can result in their inability to provide services to us and impact our ability to conduct our business in the ordinary course.

Breaches of our computer or data systems, including those operated by third parties on our behalf, could also result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, customers, and business partners, requiring us to incur significant expense to address and resolve. Improper conduct by our employees who have access to such information could also result in the misuse of such information. The misappropriation and/or release of confidential information may also lead to legal or regulatory proceedings against us by affected individuals or otherwise, and the outcome of such proceedings could include penalties or fines and require us to incur significant costs to remediate or otherwise resolve. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time.

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

Any epidemic, pandemic, or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period. As a result, the impact of such public health issues and the related governmental actions could have a significant adverse impact on our consolidated financial statements. Our business was previously materially and adversely impacted by events related to the COVID-19 pandemic and related macroeconomic impacts, including inflation, labor shortages, and supply chain disruptions, and our business could be materially and adversely disrupted by another epidemic or pandemic like COVID-19, or similar public threat, or fear of such an event, and the measures that international, federal, state, and local governments, agencies, law enforcement, and/or health authorities implement to address it.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes and policies for assessing, identifying, and managing material risks posed by cybersecurity threats. Our processes and policies are designed to be based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework with our processes focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are also frequently working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. We conduct tabletop simulation exercises with outside consultants at least annually to test our processes and policies and use feedback from those exercises to improve our processes. Our senior management team members are active participants in each of those exercises, and members of the Audit Committee of our Board of Directors have participated in some of those exercises as well. Our processes and policies include the identification of those third-party relationships that have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity matters as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face to our business strategy, results of operations and financial condition, see Item 1A Risk Factors – Information technology failures or data security breaches could harm our business and result in substantial costs.

Governance

Cybersecurity and risks related to our information technology and other computer resources are an important focus of our Board of Directors’ risk oversight. Our Audit Committee receives materials on a frequent basis to address the identification and status of information technology cybersecurity risks, and management, including our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO"), provides quarterly updates to our Audit Committee and an update to our Board of Directors at least annually with respect to cybersecurity matters. Our Audit Committee regularly reviews and discusses with management the strategies, processes, procedures, and controls pertaining to the management of the Company’s information technology operations, including cybersecurity risks. This enables management to provide oversight, set risk tolerances, and support a comprehensive cybersecurity program that manages material cybersecurity risks to the Company.

Aspects of the information systems of our Homebuilding operations and our Financial Services operations are separate and distinct, and, prior to the third quarter of 2024, each operation had a separate CIO and CISO. In August of 2024, our information technology operations were centralized under a single CIO and a single CISO, each with enterprise-wide responsibilities. Our CISO reports to our CIO and is responsible for managing the information security team and working to ensure the team is assessing and managing cybersecurity risks in accordance with our processes and procedures. Our CIO has over 30 years’ experience managing enterprise information technology systems. Our CISO has over 25 years’ experience working in information technology and cybersecurity roles and is a certified information security manager as certified by the Information Systems Audit and Control Association (ISACA).

Pursuant to our Cybersecurity Incident Response Plan ("CIRP"), when a cybersecurity event has been identified through our detection processes, it is assessed in order to determine whether the event is a cybersecurity incident. Our CIRP designates the primary manager of a cybersecurity incident, describes the parties who should be informed about the incident, and outlines the processes for containment, eradication, recovery, and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, members of our senior management team and Board of Directors are notified of an incident and kept informed of the mitigation and remediation of the incident. We are not aware of any material cybersecurity incidents in the last three years.

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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal and governmental proceedings incidental to our continuing business operations, many involving claims related to certain alleged construction defects. The consequences of these matters are not presently determinable but, in our opinion, after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 4.    MINE SAFETY DISCLOSURES

This Item is not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 24, 2025, there were 1,918 shareholders of record.

In November 2024, our Board of Directors approved a quarterly cash dividend of $0.22 per common share, payable on January 3, 2025, to shareholders of record on December 17, 2024. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, capital requirements and liquidity, cash flows, and financial conditions.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2024 to October 31, 2024	814,038	$139.41	814,038	$889,414	(2)
November 1, 2024 to November 30, 2024	788,499	130.80	788,499	$786,275	(2)
December 1, 2024 to December 31, 2024	860,862	120.09	860,862	$682,898	(2)
Total	2,463,399	$129.90	2,463,399

(1)During 2024, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)On January 30, 2024, the Company announced that the Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 29, 2024. There is no expiration date for this program, under which $682.9 million remained available as of December 31, 2024. During 2024, we repurchased 10.1 million shares for a total of $1.2 billion under this program. On January 29, 2025, the Board of Directors approved an increase to our share repurchase authorization by an additional $1.5 billion, which was publicly announced on January 30, 2025. There is also no expiration date for this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2020, 2021, 2022, 2023, and 2024, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2024

Comparison of Cumulative Total Return Assuming $100 Investment as of 12/31/2019
$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2019
2020
2021
2022
2023
2024
PULTEGROUP, INC.
S&P 500 Index - Total Return
Dow Jones U.S. Select Home Construction Index

	2019	2020	2021	2022	2023	2024
PULTEGROUP, INC.	$100.00	$112.65	$151.00	$121.98	$279.07	$296.48
S&P 500 Index - Total Return	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Select Home Construction Index	100.00	126.99	190.20	140.90	238.93	244.95
* Assumes $100 invested on December 31, 2019, and the reinvestment of dividends.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. It also should be read in conjunction with the disclosure under “Special Notes Concerning Forward-Looking Statements” found in Item 7A of this Annual Report on Form 10-K. The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended December 31, 2024 and 2023. For similar operating and financial data and discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 5, 2024.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2024	2023
Income before income taxes:
Homebuilding	$3,795,924	$3,316,075
Financial Services	209,955	133,192
Income before income taxes	4,005,879	3,449,267
Income tax expense	(922,617)	(846,895)
Net income	$3,083,262	$2,602,372

Diluted earnings per share	$14.69	$11.72

Overview

In 2022, the Federal Reserve began raising its benchmark interest rate in response to persistent inflation that began after the onset of the COVID-19 pandemic. These actions drove national mortgage and other interest rates significantly higher and negatively impacted home affordability and consumer sentiment. The Federal Reserve cut their benchmark interest rate by 100 bps from September 2024 to December 2024. Despite this reduction, national mortgage interest rates increased nearly 100 bps from September 2024 to December 2024 with a cumulative increase of approximately 400 bps since the beginning of 2022. These higher financing costs, coupled with increases in the cost of land inventory and construction labor, as well as elevated overall inflation in recent years as compared with historical levels, have created affordability challenges for new homebuyers, resulting in decreased demand in the second half of 2024 as mortgage interest rates increased.

Despite these affordability challenges, interest in new homes remained at high levels in 2024, aided by a continuing limited supply of existing home inventory in combination with the market slowly adjusting to a higher interest rate environment, which has resulted in increased volatility in our new order pace over 2023 and 2024. We have responded to these affordability challenges by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns. These strategic decisions contributed to 2% growth in new orders from 2023 to 2024 but also drove a slight decrease in gross margins from 2023 to 2024.

We operate our business to generate a cadence of house starts to align with the sales environment, and an appropriate inventory of quick move-in speculative ("spec") homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. The supply chain constraints that arose in connection with the COVID-19 pandemic have largely subsided. As a result, our production cycle times improved over the course of 2023 and 2024 and have now returned to near historical norms. This decrease in cycle times, coupled with our strong backlog and focus on spec home production, contributed to a 9% increase in closings in 2024 as compared to 2023.

Within an evolving macroeconomic environment, consumers across all buyer segments and price points have continued demonstrating a strong desire for homeownership despite continued interest rate variability. During 2023 and 2024, through a combination of our ongoing construction cost reduction initiatives, construction pacing, and sales strategies that capitalized on periods of strong consumer demand, we were able to achieve historically strong financial results, including higher income before income taxes than in any previous year.

Although higher mortgage interest rates may persist for some time, the limited supply of existing homes for sale, continuing low levels of unemployment, and demographics supporting housing demand remain favorable. We expect that homebuyers will continue to face affordability challenges, so our sales paces may remain volatile on a monthly basis and we expect our sales incentives to remain elevated. Additionally, we continued to face pressures in 2024 in the cost of land acquisition and development and the cost and availability of construction labor. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. While we expect to continue to generate healthy gross margins, they may decline somewhat in future periods as a result of these factors.

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
–Maintaining a focus on shareholder return through share buybacks and dividends, including a 10% increase in our dividends from $0.20 to $0.22 per share effective with our January 2025 dividend payment and an additional $1.5 billion share repurchase authorization effective January 2025;
–Taking an opportunistic approach to repurchasing debt; and
–Maintaining ample liquidity.

We believe our strategic approach with respect to sales incentives, advertising, and our production cadence will enable us to meet consumer demand at the selling prices necessary to turn our inventory, maintain market share, and generate healthy returns. And we remain confident in our ability to navigate the future environment and to position the Company to take advantage of opportunities as they arise and support future growth and continued profitability and financial strength.

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2024	FY 2024 vs. FY 2023	2023
Home sale revenues	$17,318,521	11%	$15,598,707
Land sale and other revenues	195,435	38%	142,116
Total Homebuilding revenues	17,513,956	11%	15,740,823
Home sale cost of revenues (a)	(12,311,766)	12%	(11,030,206)
Land sale and other cost of revenues	(189,893)	52%	(124,607)
Selling, general, and administrative expenses ("SG&A") (b)	(1,321,276)	1%	(1,312,642)
Equity income from unconsolidated entities (c)	43,151	(d)	3,506
Other income (expense), net (e)	61,752	58%	39,201
Income before income taxes	$3,795,924	14%	$3,316,075
Supplemental data:
Gross margin from home sales (a)	28.9%	(40) bps	29.3%
SG&A % of home sale revenues (b)	7.6%	(80) bps	8.4%
Closings (units)	31,219	9%	28,603
Average selling price	$555	2%	$545
Net new orders (f):
Units	29,226	2%	28,580
Dollars	$16,493,524	8%	$15,244,353
Cancellation rate	15%		16%
Average active communities	945	4%	906
Backlog at December 31:
Units	10,153	(16)%	12,146
Dollars	$6,494,718	(11)%	$7,319,714

(a)Includes the amortization of capitalized interest.
(b)Includes insurance reserve reversals of $333.9 million and $130.8 million in 2024 and 2023, respectively.
(c)Equity income from unconsolidated entities includes a gain of $39.5 million in 2024 related to the sale of our minority interest in a joint venture.
(d)Percentage not meaningful.
(e)See "Other income (expense), net" for a table summarizing significant items (Note 1).
(f)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2024 were higher than 2023 by $1.7 billion, or 11%. The increase was attributable to a 9% increase in closings combined with a 2% increase in average selling price. The increase in closings during 2024 was primarily attributable to a strong backlog, improved production cycle times, and initiatives to prioritize quick move-in spec homes to satisfy customer desire to quickly close on homes due to the volatile interest rate environment and to ensure an efficient production cadence of homes. The increase in average selling price during 2024 reflected the impacts of consumer demand, persistent inflation, and a slight mix shift toward our West segment, which carries a higher average selling price, partially offset by a slight increase in the mix of first-time buyer homes, which typically carry a lower average selling price.

Home sale gross margins

Home sale gross margins were 28.9% in 2024, compared with 29.3% in 2023. Gross margins remained strong in both 2024 and 2023 relative to historical levels. Due to the low supply of new and existing homes for sale, we were generally able to maintain net sales pricing to substantially offset increases in house and land costs and higher sales incentives over these periods. However, we expect sales incentives, especially mortgage interest rate buydowns, to remain elevated to address buyer affordability challenges, along with higher land and house costs, which may continue to impact our gross margins in the near term.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $5.5 million and $17.5 million in 2024 and 2023, respectively.

SG&A

SG&A as a percentage of home sale revenues was 7.6% and 8.4% in 2024 and 2023, respectively. The gross dollar amount of our SG&A increased $8.6 million, or 1%, in 2024 compared with 2023. This increase resulted primarily from overhead costs to support increased production volumes coupled with higher compensation costs, partially offset by insurance reserve reversals of $333.9 million in 2024, compared to insurance reserve reversals of $130.8 million in 2023.

Other income (expense), net

Other income (expense), net includes the following ($000’s omitted):

	2024	2023
Write-offs of deposits and pre-acquisition costs (Note 2)	$(18,266)	$(23,512)
Amortization of intangible assets (Note 1)	(10,034)	(10,538)
Gain (loss) on debt retirement	(222)	663
Interest income	59,486	61,533
Interest expense	(479)	(469)
Miscellaneous, net (a)	31,267	11,524
Total other income (expense), net	$61,752	$39,201

(a) Includes a gain of $17.5 million in 2024 related to the sale of a non-homebuilding property.

Interest income began to increase significantly in 2023 and has remained elevated in 2024 as the result of higher returns on invested cash balances due to the elevated interest rate environment.

Net new orders

Net new orders in units increased 2% in 2024 compared with 2023, while net new orders in dollars increased by 8% compared with 2023. The increased net new order volume in 2024 was primarily due to a 4% increase in average active communities. The increase in net new orders in dollars was primarily attributable to the higher unit volume along with geographic mix, including our West segment, which carries a higher average selling price. The annual cancellation rate (canceled orders for the period divided by gross new orders for the period) decreased to 15% in 2024 compared to 16% in 2023. Cancellation rates began to increase in 2022 and have now returned to historical levels. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 11% in 2024 compared with 2023, primarily as a result of decreased demand in the second half of 2024 as mortgage interest rates increased and improved construction cycle times.

Homes in production

The following is a summary of our homes in production at December 31, 2024 and 2023:

	2024	2023
Sold	7,680	9,508
Unsold
Under construction	6,897	6,118
Completed	1,862	1,263
	8,759	7,381
Models	1,593	1,465
Total	18,032	18,354

The number of homes in production at December 31, 2024 was 2% lower compared to December 31, 2023. This decrease was primarily due to a decreased number of sold homes due to lower backlog and improved production cycle times, which reduces the length of time a home sits in inventory. The number of unsold homes under construction increased in 2024, which reflects our strategic decision to increase starts of spec units in response to buyer demand for quick move-in homes. We continue to carefully monitor our production levels heading into the spring 2025 selling season and expect to lower the percentage of our inventory that is unsold by the end of 2025.

Controlled lots

The following is a summary of our lots under control at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,946	6,693	10,639	4,204	8,718	12,922
Southeast	17,843	32,770	50,613	18,911	27,666	46,577
Florida	27,041	34,499	61,540	26,922	35,543	62,465
Midwest	11,271	20,061	31,332	12,290	14,461	26,751
Texas	15,420	23,663	39,083	16,487	17,378	33,865
West	26,655	14,727	41,382	25,701	14,349	40,050
Total	102,176	132,413	234,589	104,515	118,115	222,630
	44%	56%	100%	47%	53%	100%

Developed (%)	48%	24%	34%	45%	18%	31%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $9.2 billion at December 31, 2024.

Homebuilding Segment Operations

Our Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2024, we conducted our operations in 46 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2024	FY 2024 vs. FY 2023	2023
Revenues:
Northeast	$1,068,199	10%	$969,107
Southeast	2,880,882	8%	2,669,065
Florida	4,706,048	1%	4,650,355
Midwest	2,590,309	24%	2,084,807
Texas	2,140,699	5%	2,040,164
West	3,933,430	24%	3,182,947
Other Homebuilding	194,389	35%	144,378
	$17,513,956	11%	$15,740,823
Income before income taxes (a):
Northeast	$229,996	9%	$210,508
Southeast	631,527	5%	603,843
Florida (b)	1,121,311	(6)%	1,193,481
Midwest	490,185	38%	353,966
Texas	345,594	(7)%	371,902
West (c)	552,839	45%	379,993
Other homebuilding (d)	424,472	110%	202,382
	$3,795,924	14%	$3,316,075
Closings (units):
Northeast	1,518	7%	1,417
Southeast	5,697	10%	5,201
Florida	7,906	2%	7,742
Midwest	4,750	20%	3,955
Texas	5,452	3%	5,295
West	5,896	18%	4,993
	31,219	9%	$28,603
Average selling price:
Northeast	$704	3%	$684
Southeast	506	(1)%	513
Florida	595	(1)%	601
Midwest	545	3%	527
Texas	393	2%	385
West	667	5%	637
	$555	2%	$545

(a)    Includes land-related charges as summarized in the following land-related charges table (Notes 2 and 3).
(b)    Includes a gain of $17.5 million in 2024 from the sale of a non-homebuilding property.
(c)    Includes a gain of $10.7 million in 2024 from the sale of a property.
(d)    Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, the amortization of capitalized interest, other items not allocated to the operating segments, and the elimination of internal capital charges allocated to the operating segments. Also includes insurance reserve reversals of $333.9 million and $130.8 million in 2024 and 2023, respectively (Note 11), and a gain of $39.5 million in 2024 related to the sale of our minority interest in a joint venture.

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2024	FY 2024 vs. FY 2023	2023
Net new orders - units:
Northeast	1,566	4%	1,510
Southeast	5,363	(3)%	5,541
Florida	6,909	—%	6,893
Midwest	4,860	13%	4,297
Texas	4,763	(7)%	5,143
West	5,765	11%	5,196
	29,226	2%	28,580
Net new orders - dollars:
Northeast	$1,165,949	13%	$1,034,819
Southeast	2,786,663	1%	2,758,983
Florida	4,015,536	—%	4,019,271
Midwest	2,642,969	14%	2,309,404
Texas	1,841,487	(4)%	1,916,753
West	4,040,920	26%	3,205,123
	$16,493,524	8%	$15,244,353
Cancellation rates:
Northeast	7%		8%
Southeast	12%		10%
Florida	16%		16%
Midwest	10%		11%
Texas	17%		19%
West	19%		22%
	15%		16%
Unit backlog:
Northeast	615	8%	567
Southeast	1,912	(15)%	2,246
Florida	2,795	(26)%	3,792
Midwest	1,802	7%	1,692
Texas	948	(42)%	1,637
West	2,081	(6)%	2,212
	10,153	(16)%	12,146
Backlog dollars:
Northeast	$506,121	24%	$408,371
Southeast	1,127,517	(8)%	1,221,736
Florida	1,808,363	(28)%	2,497,827
Midwest	1,064,162	5%	1,011,503
Texas	431,177	(41)%	730,389
West	1,557,378	7%	1,449,888
	$6,494,718	(11)%	$7,319,714

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2024	2023
Land-related charges*:
Northeast	$8,142	$497
Southeast	4,006	7,853
Florida	2,804	2,683
Midwest	1,598	7,786
Texas	9,643	3,661
West	7,412	19,343
Other homebuilding	967	1,292
	$34,572	$43,115

*    Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2024, Northeast home sale revenues increased 10% compared with 2023 due to a 7% increase in closings combined with a 3% increase in average selling price. The increase in closings was mixed among markets, while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 9%, primarily due to increased revenues, which were mixed among markets, and increased gross margins across the majority of markets. Net new orders increased across the majority of markets.

Southeast:

For 2024, Southeast home sale revenues increased 8% compared with 2023 due to a 10% increase in closings partially offset by 1% decrease in average selling price. The increase in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes increased 5%, primarily due to increased revenues across the majority of markets and increased gross margins, which were mixed among markets. Net new orders decreased across the majority of markets.

Florida:

For 2024, Florida home sale revenues increased 1% compared with 2023 due to a 2% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings was mixed among markets, while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 6%, primarily due to lower gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Midwest:

For 2024, Midwest home sale revenues increased 24% compared with 2023 due to a 20% increase in closings combined with a 3% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 38%, primarily due to increased revenues and gross margins across all markets. Net new orders increased across the majority of markets.

Texas:

For 2024, Texas home sale revenues increased 5% compared with 2023 due to a 3% increase in closings combined with a 2% increase in average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price was mixed among markets. Income before income taxes decreased 7%, primarily due to decreased gross margins in Central Texas. The decrease in net new orders was mixed among markets.

West:

For 2024, West home sale revenues increased 24% compared with 2023 primarily due to an 18% increase in closings combined with a 5% increase in average selling price. The increase in closings occurred across all markets while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 45%, primarily due to increased revenues and gross margins across all markets. Results for 2024 also include a gain of $10.7 million related an individual property sale in Northern California. Net new orders increased across all markets.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage banking, title, and insurance agency operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We also sell the servicing rights for the loans we originate through fixed-price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the loans and related servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all Financial Services activities. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model. The following tables present selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2024	FY 2024 vs. FY 2023	2023
Mortgage revenues	$298,128	47%	$202,614
Title services revenues	99,103	16%	85,462
Insurance agency commissions	35,763	9%	32,679
Total Financial Services revenues	432,994	35%	320,755
Expenses	(224,086)	20%	(187,280)
Equity income from unconsolidated entities	1,050	—%	1,055
Other expense, net	(3)	(a)	(1,338)
Income before income taxes	$209,955	58%	$133,192
Total originations:
Loans	19,770	13%	17,427
Principal	$8,340,836	20%	$6,924,910

(a)     Percentage not meaningful

	Years Ended December 31,
	2024	2023
Supplemental Pulte Mortgage data:
Capture rate	85.9%	81.6%
Average FICO score	750	748
Funded origination breakdown:
Government (FHA, VA, USDA)	25%	23%
Other agency	72%	74%
Total agency	97%	97%
Non-agency	3%	3%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues during 2024 increased 35% compared with 2023 primarily due to an increase in origination volumes resulting from increased closings within Homebuilding and improved capture rates. Revenues per loan also increased as the result of a more favorable operating environment for our mortgage operations. The increased use of closing cost incentives in the form of mortgage interest rate buydowns has also contributed favorably to our mortgage operations volumes and revenues per loan.

Income before income taxes

The increase in income before income taxes for 2024 as compared with 2023 was primarily due to the increase in home closings in our Homebuilding operations, as well as higher loan origination volume and revenues per loan in our mortgage operations.

Income Taxes

Our effective income tax rate was 23.0% and 24.6% for 2024 and 2023, respectively. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense. See Note 8 for additional discussion of our effective income tax rate.

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

At December 31, 2024, we had unrestricted cash and equivalents of $1.6 billion, restricted cash balances of $40.4 million, and $928.9 million available under our Revolving Credit Facility (as defined below). Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 11.8% at December 31, 2024 as compared with 15.9% at December 31, 2023.

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

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. Though we experienced significant improvement in 2023 and 2024, the elongation of our production cycle in recent years has required a greater investment of cash in our homes under production. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2025, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

At December 31, 2024, we had $1.6 billion of unsecured senior notes outstanding with no repayments due until March 2026, when $251.9 million of notes are scheduled to mature.

During the twelve months ended 2024, we completed repurchases of $193.4 million and $106.6 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively, through a cash tender offer. Our total repurchases during the twelve months ended 2024, including open market repurchases, were $310.2 million.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $35.8 million at December 31, 2024. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 5%.

Joint venture debt

At December 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $31.1 million.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2024, we were in compliance with all covenants and requirements. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third-party lenders entered into in August 2023 (the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment was $675.0 million at December 31, 2024 and decreased to $650.0 million at January 14, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted average interest rate of 6.13%, and $148.1 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

We declared quarterly cash dividends totaling $171.4 million and $149.8 million in 2024 and 2023, respectively, and repurchased 10.1 million and 13.8 million shares in 2024 and 2023, respectively, for a total of $1.2 billion and $1.0 billion in 2024 and 2023, respectively. On January 29, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At December 31, 2024, we had remaining authorization to repurchase $682.9 million of common shares. On January 29, 2025, the Board of Directors increased our share repurchase authorization by an additional $1.5 billion.

Contractual obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2024, we had outstanding letters of credit of $321.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.9 billion at December 31, 2024, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2024, these agreements had an aggregate remaining purchase price of $9.2 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At December 31, 2024, outstanding deposits totaled $639.8 million, of which $18.4 million is refundable.

We are under contract to purchase federal transferable tax credits that we expect to use to offset future federal income tax obligations totaling $222 million. The timing of such purchases is intended to approximate the timing of our expected federal income tax obligations.

For further information regarding our primary obligations, refer to Note 5, "Debt" and Note 11, "Commitments and Contingencies" to the Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for amounts outstanding as of December 31, 2024, related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in 2024 was $1.7 billion, compared with net cash provided by operating activities of $2.2 billion in 2023. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2024 was primarily due to our net income of $3.1 billion, which was partially offset by a $787.5 million net increase in inventories primarily attributable to investment in land inventory.

Net cash provided by operating activities in 2023 was primarily due to our net income of $2.6 billion, which was partially offset by a $354.0 million net increase in inventories primarily attributable to investment in land inventory.

Investing activities

Net cash used in investing activities totaled $94.5 million in 2024, compared with $129.1 million in 2023. The 2024 cash outflows primarily reflect capital expenditures of $118.5 million related to our ongoing investment in new communities, construction operations, and information technology applications.

Net cash used in investing activities in 2023 primarily reflected $23.4 million of investments in unconsolidated entities primarily in support of our land development activities and capital expenditures of $92.2 million related to our ongoing investment in new communities, construction operations, and information technology applications.

Financing activities

Net cash used in financing activities was $1.8 billion in 2024 compared with $1.3 billion during 2023. The net cash used in financing activities for 2024 resulted primarily from the repurchase of 10.1 million common shares for $1.2 billion under our repurchase authorization, cash dividends of $167.7 million, and repayments of debt of $355.8 million.

Net cash used in financing activities for 2023 resulted primarily from the repurchase of 13.8 million common shares for $1.0 billion under our repurchase authorization and cash dividends of $142.5 million.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors, our quarterly results in 2024 and 2023 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of December 31, 2024 PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data	December 31,
ASSETS	2024	2023
Cash, cash equivalents, and restricted cash	$1,218,207	$1,471,293
House and land inventory	12,354,274	11,474,861
Amount due from Non-Guarantor Subsidiaries	1,024,762	839,673
Total assets	15,589,227	14,451,614

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,735,190	$2,810,832
Notes payable	1,618,586	1,962,218
Total liabilities	4,801,056	5,078,696

	Years Ended December 31,
Summarized Statement of Operations Data	2024	2023
Revenues	$17,200,473	$15,447,595
Cost of revenues	12,228,331	10,895,197
Selling, general, and administrative expenses	1,314,547	1,312,645
Income before income taxes	3,789,812	3,334,858

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

Generally, a community must have projected gross margin percentages in the single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2024 and our average gross margin in backlog at December 31, 2024 both exceeded 27%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $1.1 billion of deposits and pre-acquisition costs at December 31, 2024 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

Self-insured risks

At any point in time, we are managing numerous individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverages. We reserve for costs associated with such claims (including expected claims management expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $267.5 million and $563.1 million at December 31, 2024 and 2023, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% and 77% of the total general liability reserves at December 31, 2024 and 2023, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $200 million to $325 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2024 and 2023, we reduced general liability reserves by $333.9 million and $130.8 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute the favorable experience in more recent years to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. The cumulative effect of these factors, as evidenced by the favorable claims experience for an extended period, have resulted in our actuarial estimates placing less weight on older, higher cost policy years and relatively more weight on more recent, lower cost policy years.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2024 and 2023 ($000’s omitted).

	As of December 31, 2024 for the Years Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$10,563	$268,390	$337,277	$4,340	$4,340	$1,000,000	$1,624,910	$1,701,270
Average interest rate	2.82%	5.30%	5.00%	5.00%	5.00%	6.71%	6.09%

Variable rate debt (a)	$526,906	$—	$—	$—	$—	$—	$526,906	$526,906
Average interest rate	6.13%	—%	—%	—%	—%	—%	6.13%

	As of December 31, 2023 for the Years Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$48,111	$6,240	$463,359	$443,875	$4,340	$1,004,340	$1,970,265	$2,080,187
Average interest rate	2.98%	1.22%	5.44%	5.00%	—%	6.68%	5.89%

Variable rate debt (a)	$499,627	$—	$—	$—	$—	$—	$499,627	$499,267
Average interest rate	7.15%	—%	—%	—%	—%	—%	7.15%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2024 or 2023.

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

At December 31, 2024 and 2023, residential mortgage loans available-for-sale had an aggregate fair value of $629.6 million and $516.1 million, respectively. At December 31, 2024 and 2023, we had aggregate IRLCs of $469.4 million and $404.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $977.0 million and $745.0 million at December 31, 2024 and 2023, respectively, and whole loan investor commitments totaled $237.1 million and $207.9 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “should,” “will” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry changes or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; labor supply shortages and the cost of labor; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; rapidly changing technological developments including, but not limited to, the use of artificial intelligence in the homebuilding industry; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks associated with the implementation of a new enterprise resource planning system; risks related to information technology failures, data security issues, and the effect of cybersecurity incidents and threats; the impact of negative publicity on sales; failure to retain key personnel; the impairment of our intangible assets; the disruptions associated with the COVID-19 pandemic (or another epidemic or pandemic or similar public threat or fear of such an event), and the measures taken to address it; the effect of cybersecurity incidents and threats; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
($000’s omitted, except per share data)

	2024	2023
ASSETS
Cash and equivalents	$1,613,327	$1,806,583
Restricted cash	40,353	42,594
Total cash, cash equivalents, and restricted cash	1,653,680	1,849,177
House and land inventory	12,665,813	11,795,370
Land held for sale	27,007	23,831
Residential mortgage loans available-for-sale	629,582	516,064
Investments in unconsolidated entities	215,416	166,913
Other assets	2,001,991	1,545,667
Goodwill	68,930	68,930
Intangible assets	46,303	56,338
Deferred tax assets	55,041	64,760
	$17,363,763	$16,087,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $112,639 and $117,212 at December 31, 2024 and 2023, respectively	$727,995	$619,012
Customer deposits	512,580	675,091
Deferred tax liabilities	443,566	302,155
Accrued and other liabilities	1,412,166	1,645,690
Financial Services debt	526,906	499,627
Notes payable	1,618,586	1,962,218
Total liabilities	5,241,799	5,703,793
Shareholders’ equity:
Preferred shares, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common shares, $0.01 par value; 500,000,000 shares authorized, 202,912,881 and 212,557,522 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,029	2,126
Additional paid-in capital	3,425,384	3,368,407
Retained earnings	8,694,551	7,012,724
Total shareholders’ equity	12,121,964	10,383,257
	$17,363,763	$16,087,050

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2024, 2023, and 2022
(000’s omitted, except per share data)

	2024	2023	2022
Revenues:
Homebuilding
Home sale revenues	$17,318,521	$15,598,707	$15,548,119
Land sale and other revenues	195,435	142,116	143,144
	17,513,956	15,740,823	15,691,263
Financial Services	432,994	320,755	311,716
Total revenues	17,946,950	16,061,578	16,002,979

Homebuilding Cost of Revenues:
Home sale cost of revenues	(12,311,766)	(11,030,206)	(10,867,879)
Land sale and other cost of revenues	(189,893)	(124,607)	(119,906)
	(12,501,659)	(11,154,813)	(10,987,785)

Financial Services expenses	(224,086)	(187,280)	(180,696)
Selling, general, and administrative expenses	(1,321,276)	(1,312,642)	(1,381,222)
Equity income from unconsolidated entities, net	44,201	4,561	50,680
Other income (expense), net	61,749	37,863	(64,398)
Income before income taxes	4,005,879	3,449,267	3,439,558
Income tax expense	(922,617)	(846,895)	(822,241)
Net income	$3,083,262	$2,602,372	$2,617,317

Net income per share:
Basic	$14.82	$11.79	$11.07
Diluted	$14.69	$11.72	$11.01
Cash dividends declared	$0.82	$0.68	$0.61

Number of shares used in calculation:
Basic	208,107	219,958	235,010
Effect of dilutive securities	1,722	1,205	1,156
Diluted	209,829	221,163	236,166

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2024, 2023, and 2022
($000’s omitted)

	2024	2023	2022
Net income	$3,083,262	$2,602,372	$2,617,317

Other comprehensive income, net of tax:
Change in value of derivatives	—	—	45
Other comprehensive income	—	—	45

Comprehensive income	$3,083,262	$2,602,372	$2,617,362

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2024, 2023, and 2022
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2021	249,326	$2,493	$3,290,791	$(45)	$4,196,276	$7,489,515
Share issuances	676	7	6,024	—	—	6,031
Dividends declared	—	—	—	—	(143,134)	(143,134)
Share repurchases	(24,162)	(242)	—	—	(1,074,431)	(1,074,673)
Cash paid for shares withheld for taxes	—	—	—	—	(14,326)	(14,326)
Share-based compensation	—	—	33,323	—	—	33,323
Net income	—	—	—	—	2,617,317	2,617,317
Other comprehensive income	—	—	—	45	—	45
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$—	$5,581,702	$8,914,098
Share issuances	511	6	4,835	—	—	4,841
Dividends declared	—	—	—	—	(149,806)	(149,806)
Share repurchases	(13,793)	(138)	—	—	(999,862)	(1,000,000)
Excise tax on share repurchases	—	—	—	—	(9,691)	(9,691)
Cash paid for shares withheld for taxes	—	—	—	—	(11,991)	(11,991)
Share-based compensation	—	—	33,434	—	—	33,434
Net income	—	—	—	—	2,602,372	2,602,372
Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$—	$7,012,724	$10,383,257
Share issuances	422	4	9,288	—	—	9,292
Dividends declared	—	—	—	—	(171,390)	(171,390)
Share repurchases	(10,067)	(101)	—	—	(1,199,898)	(1,199,999)
Excise tax on share repurchases	—	—	—	—	(11,550)	(11,550)
Cash paid for shares withheld for taxes	—	—	—	—	(18,597)	(18,597)
Share-based compensation	—	—	47,689	—	—	47,689
Net income	—	—	—	—	3,083,262	3,083,262
Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$—	$8,694,551	$12,121,964
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2024, 2023, and 2022
($000’s omitted)

	2024	2023	2022
Cash flows from operating activities:
Net income	$3,083,262	$2,602,372	$2,617,317
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	151,097	104,266	106,584
Land-related charges	34,572	43,115	66,656
Depreciation and amortization	89,162	80,824	70,918
Equity income from unconsolidated entities	(44,201)	(4,561)	(50,680)
Distributions of earnings from unconsolidated entities	2,557	4,564	49,151
Share-based compensation expense	54,690	48,200	42,989
Other, net	(13,460)	(1,421)	1,431
Increase (decrease) in cash due to:
Inventories	(787,475)	(354,016)	(2,256,690)
Residential mortgage loans available-for-sale	(113,327)	160,934	266,310
Other assets	(489,623)	(290,631)	(140,761)
Accounts payable, accrued and other liabilities	(286,460)	(196,884)	(104,759)
Net cash provided by operating activities	1,680,794	2,196,762	668,466
Cash flows from investing activities:
Capital expenditures	(118,545)	(92,201)	(112,661)
Investments in unconsolidated entities	(16,037)	(23,403)	(64,701)
Distributions of capital from unconsolidated entities	9,179	3,265	21,704
Business acquisition	—	—	(10,400)
Other investing activities, net	30,927	(16,756)	(5,685)
Net cash used in investing activities	(94,476)	(129,095)	(171,743)
Cash flows from financing activities:
Repayments of notes payable	(355,826)	(123,290)	(4,856)
Borrowings under revolving credit facility	—	—	2,869,000
Repayments under revolving credit facility	—	—	(2,869,000)
Financial Services borrowings (repayments), net	27,279	(87,084)	(39,412)
Debt issuance costs	(1,534)	(1,572)	(11,167)
Proceeds from liabilities related to consolidated inventory not owned	50,047	129,656	58,729
Payments related to consolidated inventory not owned	(105,787)	(76,303)	(5,915)
Share repurchases	(1,199,999)	(1,000,000)	(1,074,673)
Excise tax on share repurchases	(9,691)	—	—
Cash paid for shares withheld for taxes	(18,597)	(11,991)	(14,326)
Dividends paid	(167,707)	(142,459)	(144,115)
Net cash used in financing activities	(1,781,815)	(1,313,043)	(1,235,735)
Net increase (decrease)	(195,497)	754,624	(739,012)
Cash, cash equivalents, and restricted cash at beginning of period	1,849,177	1,094,553	1,833,565
Cash, cash equivalents, and restricted cash at end of period	$1,653,680	$1,849,177	$1,094,553

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$26,052	$10,786	$1,797
Income taxes paid, net	$739,680	$784,453	$641,948

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with an original maturity of three months or less. Cash and equivalents at December 31, 2024 and 2023 also included $21.3 million and $43.2 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $68.9 million at both December 31, 2024 and 2023. We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable.

Intangible assets consist primarily of tradenames acquired in connection with acquisitions and totaled $46.3 million, net of accumulated amortization of $108.3 million, at December 31, 2024, and $56.3 million, net of accumulated amortization of $98.2 million, at December 31, 2023. Such tradenames are generally being amortized over 20-year lives. Amortization expense totaled $10.0 million, $10.5 million, and $11.1 million in 2024, 2023 and 2022, respectively, and is expected to be $9.3 million in 2025, $8.9 million in 2026, $6.5 million in 2027, $6.3 million in 2028, and $4.5 million in 2029. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use. We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $253.1 million net of accumulated depreciation of $286.8 million at December 31, 2024 and $221.5 million net of accumulated depreciation of $264.4 million at December 31, 2023. Depreciation expense totaled $79.1 million, $70.3 million, and $59.8 million in 2024, 2023, and 2022, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $74.6 million, $57.5 million, and $61.6 million, in 2024, 2023, and 2022, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $31.2 million, $27.8 million, and $27.6 million in 2024, 2023, and 2022, respectively.

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	2024	2023	2022
Write-offs of deposits and pre-acquisition costs (Note 2)	$(18,266)	$(23,512)	$(63,559)
Amortization of intangible assets (Note 1)	(10,034)	(10,538)	(11,118)
Gain (loss) on debt retirement	(222)	663	—
Interest income	59,486	61,533	1,971
Interest expense	(479)	(469)	(284)
Miscellaneous, net (a)	31,264	10,186	8,592
Total other income (expense), net	$61,749	$37,863	$(64,398)

(a) Includes a gain of $17.5 million in 2024 related to the sale of a non-homebuilding property.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in 2024, 2023, and 2022.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. A decreasing number of our outstanding restricted share units are considered participating securities such that there was no impact for the year ended December 31, 2024. The following table presents a reconciliation of the Numerator used in the earnings per share calculation for the years ended December 31, 2023 and 2022 ($000's omitted):

	December 31, 2023	December 31, 2022
Numerator:
Net income	$2,602,372	$2,617,317
Less: earnings distributed to participating securities	(511)	(846)
Less: undistributed earnings allocated to participating securities	(8,990)	(15,330)
Numerator for basic earnings per share	$2,592,871	$2,601,141
Add: undistributed earnings allocated to participating securities	8,990	15,330
Less: undistributed earnings reallocated to participating securities	(8,923)	(15,229)
Numerator for diluted earnings per share	$2,592,938	$2,601,242

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $512.6 million and $675.1 million at December 31, 2024 and 2023, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $91.1 million and $74.0 million at December 31, 2024 and 2023, respectively.

Sales incentives

Sales incentives primarily relate to discounts on the selling price of the home, payment of closing costs, including mortgage interest rate buydowns, or free products or services offered to the customer. Sales incentives are recorded as a reduction of home sale revenues at the home closing date.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Warranty liabilities

Homebuyers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home's construction and operating systems for periods of up to (and in limited instances exceeding) 10 years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time revenue is recognized (see Note 11).

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

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us and their related servicing rights are sold in secondary markets within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments”, we use the fair value option to record residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging". See Note 11 for discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of IRLCs that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2024 and 2023, residential mortgage loans available-for-sale had an aggregate fair value of $629.6 million and $516.1 million, respectively, and an aggregate outstanding principal balance of $645.7 million and $508.5 million, respectively. These changes

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages during 2024, 2023, and 2022 were $235.1 million, $149.8 million, and $157.3 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2024 and 2023.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $26.8 million, $20.4 million, and $14.2 million in 2024, 2023, and 2022, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At December 31, 2024 and 2023, we had aggregate IRLCs of $469.4 million and $404.7 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2024 and 2023, we had unexpired forward contracts of $977.0 million and $745.0 million, respectively, and whole loan investor commitments of $237.1 million and $207.9 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2024		December 31, 2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
IRLCs	$1,452	$14,946	$3,926	$1,506
Forward contracts	13,233	1,943	110	26,104
Whole loan commitments	50	80	24	47
	$14,735	$16,969	$4,060	$27,657

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of December 31, 2024.

New accounting pronouncements

In 2024, we adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. See Note 3.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after December 31, 2024. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for us for annual periods beginning after December 31, 2026. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

2. Inventory

Major components of inventory at December 31, 2024 and 2023 were ($000’s omitted):

	2024	2023
Homes under construction	$5,770,355	$5,262,850
Land under development	6,243,745	5,805,993
Raw land	548,848	606,005
Consolidated inventory not owned (a)	102,865	120,522
	$12,665,813	$11,795,370

(a)    Consolidated inventory not owned includes land sold to third parties for which the Company retains a repurchase option.

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2024	2023	2022
Interest in inventory, beginning of period	$139,078	$137,262	$160,756
Interest capitalized	112,416	126,040	130,051
Interest expensed	(111,534)	(124,224)	(153,545)
Interest in inventory, end of period	$139,960	$139,078	$137,262

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2024 or 2023 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

	December 31, 2024		December 31, 2023
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$358,066	$3,104,196	$238,070	$1,916,558
Other land options	700,397	6,127,486	466,139	4,531,566
	$1,058,463	$9,231,682	$704,209	$6,448,124

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2024	2023	2022
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$4,318	$—	$107
Land impairments	Home sale cost of revenues	11,988	19,603	2,990
Write-offs of deposits and pre-acquisition costs	Other income (expense), net	18,266	23,512	63,559
Total land-related charges		$34,572	$43,115	$66,656

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

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $14.5 billion and $2.8 billion in 2024, $13.1 billion and $2.5 billion in 2023, and $13.2 billion and $2.3 billion in 2022, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In 2024, we adopted ASU 2023-07, which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. The adoption of ASU 2023-07 impacted the presentation of the performance measures presented in the below tables. Information for previous periods in the below tables conforms with the current year presentation.

Our Chief Executive Officer ("CEO"), who has been identified as the chief operating decision maker for the purposes of the following reportable segment disclosures, is regularly provided operating results of individual operating segments which comprise our reportable segments. These operating results include key operating metrics which inform the CEO's decisions regarding allocation of resources and assessment of our overall operational performance. These operating results are reviewed against actual and forecasted figures, with income before income taxes being the key operating metric used to measure profit or loss.

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2024	2023	2022
Revenues:
Northeast	$1,068,199	$969,107	$1,062,764
Southeast	2,880,882	2,669,065	2,761,629
Florida	4,706,048	4,650,355	3,816,917
Midwest	2,590,309	2,084,807	2,289,216
Texas	2,140,699	2,040,164	2,180,852
West	3,933,430	3,182,947	3,436,741
Other homebuilding (a)	194,389	144,378	143,144
	17,513,956	15,740,823	15,691,263
Financial Services	432,994	320,755	311,716
Consolidated revenues	$17,946,950	$16,061,578	$16,002,979

Cost of Revenues
Northeast	$(729,284)	$(665,616)	$(727,640)
Southeast	(1,948,510)	(1,792,371)	(1,804,862)
Florida	(3,153,767)	(3,040,705)	(2,511,830)
Midwest	(1,854,693)	(1,521,994)	(1,713,031)
Texas	(1,526,930)	(1,434,639)	(1,471,186)
West	(3,017,970)	(2,476,076)	(2,490,505)
Other homebuilding (b)	(270,505)	(223,412)	(268,731)
	(12,501,659)	(11,154,813)	(10,987,785)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2024	2023	2022
SG&A:
Northeast	$(94,925)	$(85,666)	$(86,559)
Southeast	(287,274)	(255,327)	(251,062)
Florida	(427,392)	(396,978)	(354,284)
Midwest	(236,195)	(196,159)	(209,579)
Texas	(257,490)	(224,434)	(245,680)
West	(341,613)	(284,392)	(301,175)
Other homebuilding (c)	323,613	130,314	67,117
	(1,321,276)	(1,312,642)	(1,381,222)

Other Segment Items (d):
Northeast	$(13,994)	$(7,317)	$(14,058)
Southeast	(13,571)	(17,524)	(34,223)
Florida	(3,578)	(19,191)	(35,341)
Midwest	(9,236)	(12,688)	(20,795)
Texas	(10,685)	(9,189)	(21,215)
West	(21,008)	(42,486)	(7,068)
Other homebuilding (e)	176,975	151,102	117,772
	104,903	42,707	(14,928)
Financial Services	(223,039)	(187,563)	(179,486)
	$(118,136)	$(144,856)	$(194,414)

Income (loss) before income taxes (f):
Northeast	$229,996	$210,508	$234,507
Southeast	631,527	603,843	671,482
Florida	1,121,311	1,193,481	915,462
Midwest	490,185	353,966	345,811
Texas	345,594	371,902	442,771
West	552,839	379,993	637,993
Other homebuilding	424,472	202,382	59,302
	3,795,924	3,316,075	3,307,328
Financial Services	209,955	133,192	132,230
Consolidated income before income taxes	$4,005,879	$3,449,267	$3,439,558

(a)Other Homebuilding includes revenues from land sales and construction services.
(b)Other Homebuilding includes cost of revenues related to land sales, construction services, and amortization of capitalized interest.
(c)Other Homebuilding includes insurance reserve reversals of $333.9 million, $130.8 million, and $65.0 million in 2024, 2023 and 2022, respectively (see Note 11). Other Homebuilding also includes eliminations of corporate overhead allocated to the operating segments.
(d)Other Segment Items reflects other sources of income and expense, including internal capital charge allocations that are eliminated within Other Homebuilding.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(e)Other Homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, and other items not allocated to the operating segments. Other Homebuilding also includes a gain of $39.5 million in 2024 related to the sale of our minority interest in a joint venture.
(f)Includes certain land-related charges (see the following table and Note 2). Also includes gains related to sales of individual properties of $17.5 million in Florida in 2024, $10.7 million in West in 2024, and $49.1 million.in West in 2022.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2024	2023	2022
Land-related charges*:
Northeast	$8,142	$497	$4,597
Southeast	4,006	7,853	18,381
Florida	2,804	2,683	13,515
Midwest	1,598	7,786	6,517
Texas	9,643	3,661	6,745
West	7,412	19,343	16,406
Other homebuilding	967	1,292	495
	$34,572	$43,115	$66,656

*    Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2024	2023	2022
Depreciation and amortization:
Northeast	$2,882	$3,365	$2,956
Southeast	6,940	6,056	5,151
Florida	15,623	13,471	11,720
Midwest	8,229	8,207	7,035
Texas	6,911	6,214	5,591
West	15,482	12,438	11,840
Other homebuilding	23,997	22,992	19,929
	80,064	72,743	64,222
Financial Services	9,098	8,081	6,696
	$89,162	$80,824	$70,918

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31,
	2024		2023
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$716,530	$807,922	$689,221	$775,316
Southeast	2,006,958	2,298,692	1,796,815	1,994,492
Florida	3,246,588	3,676,910	2,917,327	3,274,328
Midwest	1,401,747	1,529,602	1,359,179	1,476,166
Texas	1,645,213	1,905,394	1,538,287	1,686,609
West	3,684,393	4,212,636	3,391,504	3,752,089
Other homebuilding (a)	(35,616)	1,934,728	103,037	2,287,550
	12,665,813	16,365,884	11,795,370	15,246,550
Financial Services	—	997,879	—	840,500
	$12,665,813	$17,363,763	$11,795,370	$16,087,050

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned and land held for sale allocated to the operating segments. Other homebuilding also includes goodwill of $68.9 million, net of cumulative impairment charges of $20.2 million at December 31, 2024 and 2023.

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our Homebuilding operations. Our investments in such entities totaled $215.4 million and $166.9 million at December 31, 2024 and 2023, respectively. In 2024, 2023, and 2022, we recognized earnings from unconsolidated joint ventures of $44.2 million, $4.6 million, and $50.7 million, respectively. We received distributions of capital from our unconsolidated joint ventures of $9.2 million, $3.3 million, and $21.7 million in 2024, 2023, and 2022, respectively. We made capital contributions to our unconsolidated joint ventures of $16.0 million, $23.4 million, and $64.7 million in 2024, 2023, and 2022, respectively.

At December 31, 2024, aggregate outstanding debt of unconsolidated joint ventures was $31.1 million.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2024	2023
5.500% unsecured senior notes due March 2026 (a)	$251,867	$455,424
5.000% unsecured senior notes due January 2027 (a)	337,277	443,875
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(6,324)	(8,047)
Total senior notes	$1,582,820	$1,891,252
Other notes payable	35,766	70,966
Notes payable	$1,618,586	$1,962,218
Estimated fair value	$1,701,270	$2,080,187

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2024, we were in compliance with all of the covenants and requirements under the senior notes.

We retired outstanding debt totaling $355.8 million, $123.3 million, and $4.9 million during 2024, 2023, and 2022, respectively. The retirements in 2024 included open market repurchases of $193.4 million and $106.6 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively. Our total repurchases during the twelve months ended 2024, including open market repurchases, were $310.2 million.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $35.8 million and $71.0 million at December 31, 2024 and 2023, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 5%. We recorded inventory through seller financing of $54.9 million, $46.7 million, and $39.1 million in 2024, 2023, and 2022, respectively.

Revolving credit facility

We maintain a revolving credit facility ("Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2024, we were in compliance with all covenants and requirements. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility. At December 31, 2023, we had no borrowings outstanding, $312.7 million of letters of credit issued, and $937.3 million of remaining capacity under the Revolving Credit Facility.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders entered into in August 2023 (the "Original Repurchase Agreement", and as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment was $675.0 million at December 31, 2024 and decreased to $650.0 million at January 14, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted average interest rate of 6.13%, and $148.1 million of remaining capacity under the Repurchase Agreement. At December 31, 2023, Pulte Mortgage had $499.6 million outstanding at a weighted average interest rate of 7.15% and $350.4 million of remaining capacity under the Original Repurchase Agreement, as amended, replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

6. Shareholders’ equity

We declared quarterly cash dividends totaling $171.4 million, $149.8 million, and $143.1 million in 2024, 2023, and 2022, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 10.1 million, 13.8 million, and 24.2 million shares in 2024, 2023, and 2022, respectively, for a total of $1.2 billion, $1.0 billion, and $1.1 billion in 2024, 2023, and 2022, respectively. On January 29, 2024, the Board of Directors increased our share repurchase authorization by $1.5 billion. At December 31, 2024, we had remaining authorization to repurchase $682.9 million of common shares. On January 29, 2025, the Board of Directors increased our share repurchase authorization by an additional $1.5 billion.

Under our stock compensation plans, we accept shares as payment under certain conditions related to vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2024, 2023, and 2022, employees surrendered shares valued at $18.6 million, $12.0 million, and $14.3 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including time-based and performance-based restricted share units ("RSUs") to key employees for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. Time-based RSUs generally cliff vest after three years, and RSU holders earn cash or accrued dividends during the vesting period. Performance-based RSUs vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2024, there were 10.3 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2024	2023	2022
RSUs	$31,821	$28,112	$33,323
Other long-term incentive plans	22,869	20,088	9,666
	$54,690	$48,200	$42,989

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSUs

A summary of RSUs is presented below (000’s omitted, except per share data):

	2024		2023		2022
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	1,659	$54	1,628	$48	1,995	$39
Granted	307	107	714	59	550	54
Distributed	(496)	46	(550)	44	(813)	28
Forfeited	(39)	66	(133)	52	(104)	48
Outstanding, end of year	1,431	$67	1,659	$54	1,628	$48

During 2024, 2023, and 2022, the total fair value of shares vested during the year was $52.6 million, $33.8 million, and $40.5 million, respectively. Unamortized compensation cost related to share awards was $29.4 million at December 31, 2024. These costs will be expensed over a weighted-average period of approximately two years. Additionally, there were 0.2 million deferred shares at December 31, 2024, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

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

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2024	2023	2022
Current expense
Federal	$649,308	$622,205	$615,434
State and other	122,212	120,424	100,223
	$771,520	$742,629	$715,657
Deferred expense
Federal	$120,415	$72,854	$55,653
State and other	30,682	31,412	50,931
	$151,097	$104,266	$106,584
Income tax expense	$922,617	$846,895	$822,241

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2024	2023	2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.6	3.5	3.4
Federal tax credits	(1.1)	(0.2)	(0.9)
Other	(0.5)	0.3	0.4
Effective rate	23.0%	24.6%	23.9%

The effective tax rates differ from the federal statutory rate primarily due to state income tax expense and benefits associated with various federal energy tax credits.

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax liability are as follows ($000’s omitted):

	At December 31,
	2024	2023
Deferred tax assets:
Accrued insurance	$92,283	$140,126
Inventory valuation reserves	51,370	58,819
Capitalized inventory expenses	43,338	39,037
State NOL carryforwards	73,550	83,601
Other	66,055	65,432
	326,596	387,015
Deferred tax liabilities:
Deferred income	(630,888)	(537,855)
Fixed assets and intangibles	(21,882)	(27,890)
Other	(39,983)	(33,909)
	(692,753)	(599,654)
Valuation allowance	(22,368)	(24,756)
Net deferred tax liability	$(388,525)	$(237,395)

We have state NOLs in various jurisdictions that may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $31.9 million from 2025 to 2029 and $41.7 million from 2030 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $38.7 million and $58.2 million of gross unrecognized tax benefits at December 31, 2024 and 2023, respectively. If recognized, $30.6 million and $46.0 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $1.9 million and $6.3 million at December 31, 2024 and 2023, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2024	2023	2022
Unrecognized tax benefits, beginning of period	$58,228	$23,612	$22,536
Increases related to positions taken during a prior period	544	34,687	—
Decreases related to positions taken during a prior period	(17,992)	—	(303)
Increases related to positions taken during the current period	—	—	1,450
Decreases related to settlements with taxing authorities	(1,994)	—	—
Decreases related to lapse of the applicable statute of limitations	(71)	(71)	(71)
Unrecognized tax benefits, end of period	$38,715	$58,228	$23,612

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions generally remains open for examination for tax years 2020 to 2024.

We are under contract to purchase federal transferable tax credits that we expect to use to offset future federal income tax obligations totaling $222 million. The timing of such purchases is intended to approximate the timing of our expected federal income tax obligations.

9. Fair value disclosures

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2024	December 31, 2023

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$629,582	$516,064
IRLCs	Level 2	(13,494)	2,420
Forward contracts	Level 2	11,290	(25,994)
Whole loan commitments	Level 2	(30)	(23)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$20,016	$12,906

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,653,680	$1,849,177
Financial Services debt	Level 2	526,906	499,627
Senior notes payable	Level 2	1,665,504	2,009,221
Other notes payable	Level 2	35,766	70,966

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors. Fair values for IRLCs, including the value of servicing rights, and forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. See Note 1 for a more detailed discussion of these derivative instruments.

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $1.6 billion at December 31, 2024 and $1.9 billion at December 31, 2023.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2024	2023
Accounts and notes receivable:
Insurance receivables (Note 11)	$6,613	$26,928
Other receivables	241,695	179,249
	248,308	206,177
Deposits and pre-acquisition costs (Note 1)	1,058,463	704,209
Prepaid expenses	283,815	245,035
Property and equipment, net (Note 1)	253,097	221,488
Right-of-use assets (Note 11)	93,895	77,400
Income taxes receivable	11,733	29,950
Other	52,680	61,408
	$2,001,991	$1,545,667

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2024	2023
Self-insurance liabilities (Note 11)	$267,474	$563,103
Compensation-related liabilities	283,255	250,372
Land development and construction liabilities	158,957	144,121
Liabilities related to consolidated inventory not owned (Note 2)	102,865	120,522
Warranty liabilities (Note 11)	130,538	120,393
Lease liabilities (Note 11)	109,021	91,554
Income tax liabilities	76,002	62,400
Dividends payable (Note 6)	47,442	43,916
Accrued interest	29,095	36,433
Loan origination liabilities (Note 11)	5,379	10,493
Other (a)	202,138	202,383
	$1,412,166	$1,645,690

(a)Other liabilities primarily include liabilities associated with property taxes, forward contracts on mortgage-backed securities, and other miscellaneous liabilities.

11. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $321.1 million and $2.9 billion, respectively, at December 31, 2024, and $312.7 million and

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$2.4 billion, respectively, at December 31, 2023. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	2024	2023	2022
Warranty liabilities, beginning of period	$120,393	$108,348	$107,117
Reserves provided	110,344	107,522	85,011
Payments	(106,661)	(99,613)	(90,508)
Other adjustments	6,462	4,136	6,728
Warranty liabilities, end of period	$130,538	$120,393	$108,348

Self-insured risks

We maintain, and require our subcontractors to maintain, general liability insurance coverage. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverages. These insurance policies protect us against a portion of the risk of loss from potential claims. However, we retain a significant portion of the overall risk for such claims either through our own self-insured per occurrence and aggregate retentions, deductibles, policies issued by our captive insurance subsidiaries, and any potential claims in excess of available insurance policy limits.
Our general liability insurance includes coverage for certain construction defects. While construction defect claims may relate to a variety of issues, the majority of our claims relate to alleged problems with siding, windows, roofing, and foundations. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to retain significant per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase general liability insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program. Policies issued by our captive insurance subsidiaries represent self-insurance of these risks by us, limited by reinsurance policies that we purchase. General liability

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence retention as well as an overall aggregate amount. Amounts paid to resolve insured claims apply to our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to the purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated carriers for whom we believe counterparty default risk is not significant.

At any point in time, we are managing numerous individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverages. We reserve for costs associated with these claims (including expected claims management expenses) on an undiscounted basis at the time revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims.

Our recorded reserves for all such claims totaled $267.5 million and $563.1 million at December 31, 2024 and 2023, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% and 77% of the total general liability reserves at December 31, 2024 and 2023, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Volatility in both national and local housing market conditions may affect the frequency and cost of construction defect claims. Additionally, IBNR estimates comprise the substantial majority of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are typically reported and resolved over an extended time period often exceeding ten years. Changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses and the timing of such losses related to these claims, actual costs could differ significantly from estimated costs.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2024, 2023, and 2022, we reduced reserves, primarily general liability reserves, by $333.9 million, $130.8 million, and $65.0 million, respectively, as a result of changes in estimates resulting from actual claim experience observed being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of claims and related losses in recent years as compared with our previous experience. We attribute the favorable experience in more recent years to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. The cumulative effect of these factors, as evidenced by the favorable claims experience for an extended period, resulted in our actuarial estimates placing less weight on older, higher cost policy years and relatively more weight on our more recent, lower cost policy years, which is the primary driver of the change in actuarial estimate in 2024.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2024	2023	2022
Balance, beginning of period	$563,103	$635,857	$627,067
Reserves provided	83,340	92,399	111,067
Adjustments to previously recorded reserves	(333,853)	(130,841)	(64,965)
Payments, net (a)	(45,116)	(34,312)	(37,312)
Balance, end of period	$267,474	$563,103	$635,857

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

Estimates of anticipated recoveries of our costs under various insurance policies or from subcontractors or other third parties are recorded when recovery is considered probable. Recoveries relate to costs incurred or to be incurred to perform corrective repairs, settle claims, and other costs related to both known and anticipated future construction defect claims that we believe to be insured related to previously closed homes. Given the complexity inherent with resolving construction defect claims in the homebuilding industry, there generally exists a significant lag between our payment of claims and our recoveries from applicable insurance carriers or third parties.

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $93.9 million and $109.0 million, respectively, at December 31, 2024, and $77.4 million and $91.6 million, respectively, at December 31, 2023. We recorded an additional $37.2 million and $20.6 million of lease liabilities under operating leases during 2024 and 2023, respectively. Payments on lease liabilities during 2024, 2023, and 2022 totaled $23.1 million, $23.4 million, and $21.9 million respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $66.2 million, $56.4 million, and $54.8 million during 2024, 2023, and 2022, respectively. Our total lease expense in 2024, 2023, and 2022 is inclusive of variable lease costs of $12.9 million, $11.8 million, and $9.9 million respectively, and short-term lease costs of $24.1 million, $17.3 million, and $21.2 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2024 were as follows ($000's omitted):

Years Ending December 31,
2025	$26,156
2026	23,654
2027	19,090
2028	16,279
2029	13,808
Thereafter	23,579
Total lease payments (a)	122,566
Less: Interest (b)	(13,545)
Present value of lease liabilities (c)	$109,021

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $25.1 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2024.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.5 years and 4.3%, respectively, at December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2025 expressed an unqualified opinion thereon.

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

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $267.5 million at December 31, 2024, of which the majority relates to incurred but not reported (IBNR) losses associated with exposures to construction defects on previously closed homes. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

Auditing the Company’s IBNR reserve for construction defects is complex due to the significant measurement uncertainty associated with the estimate, the use of various actuarial methods, and management’s application of significant judgment. In addition, the reserve estimate is sensitive to significant assumptions, including the frequency and severity assumptions used in the computation of the IBNR reserve.

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
February 6, 2025

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2024. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 6, 2025 expressed an unqualified opinion thereon.

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
February 6, 2025

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Due to the limited NOLs and other tax attributes remaining that would be affected by an “ownership change” under Section 382 of the Internal Revenue Code, the Board of Directors, at a meeting held on February 5, 2025, determined not to approve an amendment to extend the term of the Rights Plan beyond its expiration date of June 1, 2025 and determined to consider, at a future meeting of the Board of Directors, amendments to the provisions of the Company’s by-laws that prohibit certain transfers of our securities.

During the fourth quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

This Item is not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”), which will be filed no later than 120 days after December 31, 2024, under the captions “Proposal 1: Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2025 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics; Prohibition on Hedging” and is incorporated herein by this reference.

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

The Company has adopted an insider trading policy governing the purchase and sale and other disposition of Company securities by our directors, officers and employees, and by the Company itself. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. A copy of the PulteGroup, Inc. Insider Trading and Confidentiality Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2025 Proxy Statement under the captions "Compensation Discussion and Analysis", "Compensation and Management Development Committee Report", "2024 Executive Compensation" and "2024 Director Compensation" and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2025 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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
Amendment Number Two to the PulteGroup, Inc. 2013 Stock Incentive Plan dated December 3, 2020 (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2020)*

(f)
Form of 2022 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(g) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(g)
Form of 2023 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(h) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(h)
Form of 2024 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

	(i)	Form of 2025 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

(j)
Form of 2022 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10(j) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(k)
Form of 2023 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(l)
Form of 2024 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

	(m)	Form of 2025 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

(n)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

(o)
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of December 31, 2021 (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2021)*

	(p)	PulteGroup, Inc. Executive Severance Policy (Effective February 6, 2023) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

	(q)	PulteGroup, Inc. Amended Executive Severance Policy (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

	(r)	PulteGroup, Inc. Amended Retirement Policy (Effective May 12, 2021) (Incorporated by reference to Exhibit 10(q) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

	(s)	PulteGroup, Inc. Amended Retirement Policy (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

	(t)	Form of Director and Officer Indemnification Agreement (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(u)
Third Amended and Restated Credit Agreement dated as of June 14, 2022 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 16, 2022)

(v)
Fourth Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022, among Comerica Bank, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (incorporated by reference to Exhibit 10.1 of PulteGroup, Inc's Current Report on Form 8-K, filed with the SEC on July 29, 2022)

(w)
Master Repurchase Agreement dated as of August 16, 2023, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2023)

(x)
Second Omnibus Amendment and Joinder to Transaction Documents to Master Repurchase Agreement dated as of August 14, 2024, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2024)

(19)		PulteGroup, Inc. Insider Trading and Confidentiality Policy (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(22)		List of Guarantor Subsidiaries (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(24)		Power of Attorney (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

(97)		PulteGroup, Inc. Executive Compensation Recovery (Clawback) Policy (Incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K for the year ended December 31, 2023)*

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Indicates a management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 6, 2025	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 6, 2025

/s/ Ryan R. Marshall	/s/ Robert T. O'Shaughnessy		/s/ Brien P. O'Meara
Ryan R. Marshall	Robert T. O'Shaughnessy		Brien P. O'Meara
President and Chief Executive Officer (Principal Executive Officer) and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President and Controller (Principal Accounting Officer)

Kristen Actis-Grande	Member of Board of Directors	}

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Thomas J. Folliard	Non-Executive Chairman of Board of Directors	}	/s/ Robert T. O'Shaughnessy

Cheryl W. Grisé	Member of Board of Directors	}	Robert T. O'Shaughnessy

André J. Hawaux	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

J. Phillip Holloman	Member of Board of Directors	}

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

Lila Snyder	Member of Board of Directors	}