Form 10-Q
period 2025-03-31
PULTEGROUP INC/MI/
filed 2025-04-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
Number of common shares outstanding as of April 15, 2025: 200,427,178

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Cash and equivalents	$1,235,666	$1,613,327
Restricted cash	40,219	40,353
Total cash, cash equivalents, and restricted cash	1,275,885	1,653,680
House and land inventory	12,959,499	12,692,820
Residential mortgage loans available-for-sale	642,793	629,582
Investments in unconsolidated entities	220,787	215,416
Other assets	2,071,683	2,001,991
Goodwill	68,930	68,930
Other intangible assets	43,937	46,303
Deferred tax assets	53,032	55,041
	$17,336,546	$17,363,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$682,143	$727,995
Customer deposits	541,455	512,580
Deferred tax liabilities	461,978	443,566
Accrued and other liabilities	1,297,475	1,412,166
Financial Services debt	426,851	526,906
Notes payable	1,625,672	1,618,586
	5,035,574	5,241,799
Shareholders' equity	12,300,972	12,121,964
	$17,336,546	$17,363,763

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Homebuilding
Home sale revenues	$3,749,269	$3,819,586
Land sale and other revenues	52,554	37,217
	3,801,823	3,856,803
Financial Services	90,827	92,357
Total revenues	3,892,650	3,949,160

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,719,115)	(2,689,087)
Land sale and other cost of revenues	(50,955)	(37,043)
	(2,770,070)	(2,726,130)

Financial Services expenses	(54,970)	(51,378)
Selling, general, and administrative expenses	(393,337)	(357,594)
Equity income from unconsolidated entities, net	502	37,902
Other income, net	6,362	16,683
Income before income taxes	681,137	868,643
Income tax expense	(158,338)	(205,667)
Net income	$522,799	$662,976

Per share:
Basic earnings	$2.59	$3.13
Diluted earnings	$2.57	$3.10
Cash dividends declared	$0.22	$0.20

Number of shares used in calculation:
Basic	202,063	211,837
Effect of dilutive securities	1,601	1,709
Diluted	203,664	213,546

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	429	4	8,558	—	8,562
Dividends declared	—	—	—	(44,709)	(44,709)
Share repurchases	(2,777)	(28)	—	(299,972)	(300,000)
Excise tax on share repurchases	—	—	—	(2,508)	(2,508)
Cash paid for shares withheld for taxes	—	—	—	(23,422)	(23,422)
Share-based compensation	—	—	18,286	—	18,286
Net income	—	—	—	522,799	522,799
Shareholder's equity, March 31, 2025	200,565	$2,005	$3,452,228	$8,846,739	$12,300,972

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	404	4	9,288	—	9,292
Dividends declared	—	—	—	(42,609)	(42,609)
Share repurchases	(2,304)	(23)	—	(245,821)	(245,844)
Excise tax on share repurchases	—	—	—	(2,031)	(2,031)
Cash paid for shares withheld for taxes	—	—	—	(17,592)	(17,592)
Share-based compensation	—	—	14,504	—	14,504
Net income	—	—	—	662,976	662,976
Shareholder's equity, March 31, 2024	210,658	$2,107	$3,392,199	$7,367,647	$10,761,953

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$522,799	$662,976
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	20,413	37,428
Land-related charges	23,772	4,018
Depreciation and amortization	24,668	21,061
Equity income from unconsolidated entities	(502)	(37,902)
Distributions of income from unconsolidated entities	1,810	1,256
Share-based compensation expense	18,127	16,585
Other, net	(196)	(413)
Increase (decrease) in cash due to:
Inventories	(270,583)	(289,247)
Residential mortgage loans available-for-sale	(13,211)	(54,774)
Other assets	(71,846)	(108,132)
Accounts payable, accrued and other liabilities	(121,023)	(13,069)
Net cash provided by operating activities	134,228	239,787
Cash flows from investing activities:
Capital expenditures	(29,606)	(24,076)
Investments in unconsolidated entities	(6,679)	(3,955)
Distributions of capital from unconsolidated entities	—	3,398
Other investing activities, net	(3,448)	(2,256)
Net cash used in investing activities	(39,733)	(26,889)
Cash flows from financing activities:
Repayments of notes payable	(2,688)	(11,140)
Financial Services borrowings (repayments), net	(100,055)	34,708
Proceeds from liabilities related to consolidated inventory not owned	11,060	19,077
Payments related to consolidated inventory not owned	(11,363)	(32,511)
Share repurchases	(300,000)	(245,844)
Cash paid for shares withheld for taxes	(23,422)	(17,592)
Dividends paid	(45,822)	(42,684)
Net cash used in financing activities	(472,290)	(295,986)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(377,795)	(83,088)
Cash, cash equivalents, and restricted cash at beginning of period	1,653,680	1,849,177
Cash, cash equivalents, and restricted cash at end of period	$1,275,885	$1,766,089

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$3,342	$7,251
Income taxes paid (refunded), net	$69,743	$1,015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2025	2024
Write-offs of deposits and pre-acquisition costs	$(4,335)	$(3,990)
Amortization of intangible assets	(2,367)	(2,540)
Interest income	10,262	17,379
Interest expense	(127)	(115)
Miscellaneous, net	2,929	5,949
Other income, net	$6,362	$16,683

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $541.5 million and $512.6 million at March 31, 2025 and December 31, 2024, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $93.5 million and $91.1 million at March 31, 2025 and December 31, 2024, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2025 and December 31, 2024, residential mortgage loans available-for-sale had an aggregate fair value of $642.8 million and $629.6 million, respectively, and an aggregate outstanding principal balance of $648.0 million and $645.7 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages were $49.8 million and $50.6 million for the three months ended March 31, 2025 and 2024, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At March 31, 2025 and December 31, 2024, we had aggregate IRLCs of $780.2 million and $469.4 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2025 and December 31, 2024, we had unexpired forward contracts of $1.3 billion and $977.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$327.1 million and $237.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2025		December 31, 2024
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$3,547	$15,182	$1,452	$14,946
Forward contracts	1,072	9,981	13,233	1,943
Whole loan commitments	85	166	50	80
	$4,704	$25,329	$14,735	$16,969

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for unvested shares (the “Denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of March 31, 2025.

New accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning on or after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. House and land inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2025	December 31, 2024
Homes under construction	$6,067,836	$5,770,355
Land under development	6,243,982	6,243,745
Raw land	534,960	548,848
Consolidated inventory not owned (a)	96,618	102,865
Land held for sale	16,103	27,007
	$12,959,499	$12,692,820

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2025	2024
Interest in inventory, beginning of period	$139,960	$139,078
Interest capitalized	26,092	30,620
Interest expensed	(26,511)	(21,597)
Interest in inventory, end of period	$139,541	$148,101
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2025 or December 31, 2024 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2025 and December 31, 2024 ($000’s omitted):

	March 31, 2025		December 31, 2024
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$377,297	$3,294,587	$358,066	$3,104,196
Other land options	754,185	6,804,263	700,397	6,127,486
	$1,131,482	$10,098,850	$1,058,463	$9,231,682

Land-related charges

Our evaluations for land-related charges are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. See Note 3 for a summary of such charges by reportable segment.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2025	2024
Revenues:
Northeast	$249,733	$200,404
Southeast	638,729	717,222
Florida	980,539	1,144,876
Midwest	582,442	531,708
Texas	412,413	524,412
West	888,797	704,165
Other homebuilding (a)	49,170	34,016
	3,801,823	3,856,803
Financial Services	90,827	92,357
Consolidated revenues	$3,892,650	$3,949,160

Cost of revenues
Northeast	$(163,032)	$(138,394)
Southeast	(435,500)	(481,303)
Florida	(673,456)	(755,495)
Midwest	(413,859)	(383,435)
Texas	(302,884)	(370,427)
West	(706,595)	(541,334)
Other homebuilding (b)	(74,744)	(55,742)
	$(2,770,070)	$(2,726,130)

Selling, general, and administrative expenses:
Northeast	$(23,906)	$(21,292)
Southeast	(68,105)	(66,980)
Florida	(98,453)	(99,753)
Midwest	(61,114)	(54,266)
Texas	(55,768)	(60,443)
West	(84,753)	(73,820)
Other homebuilding (c)	(1,238)	18,960
	$(393,337)	$(357,594)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2025	2024

Other segment items (d):
Northeast	$(1,574)	$(2,079)
Southeast	(5,332)	(3,025)
Florida	(5,702)	(2,725)
Midwest	(1,888)	(1,653)
Texas	(2,899)	(1,909)
West	(4,872)	(6,467)
Other homebuilding (e)	29,131	72,443
	6,864	54,585
Financial Services	(54,970)	(51,378)
	$(48,106)	$3,207

Income before income taxes (f):
Northeast	$61,221	$38,639
Southeast	129,792	165,914
Florida	202,928	286,903
Midwest	105,581	92,354
Texas	50,862	91,633
West	92,577	82,544
Other homebuilding	2,319	69,677
	645,280	827,664
Financial Services	35,857	40,979
Consolidated income before income taxes	$681,137	$868,643

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Other homebuilding includes cost of revenues related to land sales, construction services, and amortization of capitalized interest.
(c)Other homebuilding includes insurance reserve reversals of $26.8 million for the three months ended March 31, 2024 (see Note 8). Other homebuilding also includes eliminations of corporate overhead allocated to the operating segments.
(d)Other Segment Items reflects other sources of income and expense, including internal capital charge allocations that are eliminated within Other homebuilding.
(e)Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, and other items not allocated to the operating segments. Other homebuilding also includes a gain of $37.7 million for the three months ended March 31, 2024 related to the sale of our minority interest in a joint venture.
(f)Includes certain land-related charges (see the following table and Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2025	2024
Land-related charges (a):
Northeast	$194	$966
Southeast	2,149	990
Florida	2,439	341
Midwest	846	360
Texas	492	245
West	16,642	1,088
Other homebuilding	1,010	28
	$23,772	$4,018

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2025	2024
Depreciation and amortization
Northeast	$930	$679
Southeast	2,204	1,568
Florida	4,647	3,646
Midwest	2,143	1,975
Texas	1,908	1,598
West	4,357	3,478
Other homebuilding	5,890	5,896
	22,079	18,840
Financial Services	2,589	2,221
	$24,668	$21,061

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2025		December 31, 2024
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$725,455	$812,576	$716,530	$807,922
Southeast	2,155,680	2,481,605	2,006,958	2,298,692
Florida	3,327,049	3,765,235	3,246,588	3,676,910
Midwest	1,383,745	1,530,358	1,401,747	1,529,602
Texas	1,685,879	1,959,743	1,645,213	1,905,394
West	3,770,150	4,323,075	3,684,393	4,212,636
Other homebuilding (a)	(88,459)	1,568,203	(8,609)	1,934,728
	12,959,499	16,440,795	12,692,820	16,365,884
Financial Services	—	895,751	—	997,879
	$12,959,499	$17,336,546	$12,692,820	$17,363,763

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned allocated to the operating segments. Other homebuilding also includes goodwill of $68.9 million, net of cumulative impairment charges of $20.2 million at March 31, 2025 and December 31, 2024.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2025	December 31, 2024
5.500% unsecured senior notes due March 2026 (a)	$251,867	$251,867
5.000% unsecured senior notes due January 2027 (a)	337,277	337,277
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(6,050)	(6,324)
Total senior notes	$1,583,094	$1,582,820
Other notes payable	42,578	35,766
Notes payable	$1,625,672	$1,618,586
Estimated fair value	$1,706,875	$1,701,270

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $42.6 million and $35.8 million at March 31, 2025 and December 31, 2024, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%. We recorded $9.5 million and $5.4 million of inventory through seller financing in the three months ended March 31, 2025 and 2024, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of March 31, 2025. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2025, we had no borrowings outstanding, $307.7 million of letters of credit issued, and $942.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Joint venture debt

At March 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $34.9 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $650.0 million at March 31, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2025, Pulte Mortgage had $426.9 million outstanding at a weighted-average interest rate of 6.12% and $223.1 million of remaining capacity under the Repurchase Agreement. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted-average interest rate of 6.13% and $148.1 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

5. Shareholders’ equity

In the three months ended March 31, 2025, we declared cash dividends totaling $44.7 million and repurchased 2.8 million shares under our share repurchase authorization for $300.0 million. In the three months ended March 31, 2024, we declared cash dividends totaling $42.6 million and repurchased 2.3 million shares under our share repurchase authorization for $245.8 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion. At March 31, 2025, we had remaining authorization to repurchase $1.9 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2025 and 2024, participants surrendered shares valued at $23.4 million and $17.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 23.2% for the three months ended March 31, 2025, compared with 23.7% for the three months ended March 31, 2024. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits.

At March 31, 2025 and December 31, 2024, we had net deferred tax liabilities of $408.9 million and $388.5 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $38.5 million and $38.7 million of gross unrecognized tax benefits at March 31, 2025 and December 31, 2024, respectively. Additionally, we had accrued interest and penalties of $2.0 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Fair value disclosures

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures”, provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2025	December 31, 2024

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$642,793	$629,582
IRLCs	Level 2	(11,635)	(13,494)
Forward contracts	Level 2	(8,909)	11,290
Whole loan commitments	Level 2	(81)	(30)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$21,217	$20,016
Land held for sale	Level 2	1,006	—

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,275,885	$1,653,680
Financial Services debt	Level 2	426,851	526,906
Senior notes payable	Level 2	1,664,297	1,665,504
Other notes payable	Level 2	42,578	35,766

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion at both March 31, 2025 and December 31, 2024.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $307.7 million and $3.0 billion, respectively, at March 31, 2025, and $321.1 million and $2.9 billion, respectively, at December 31, 2024. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

We establish liabilities for litigation, legal claims, and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, an exposure to loss in excess of any amounts currently accrued may exist. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

	Three Months Ended
	March 31,
	2025	2024
Warranty liabilities, beginning of period	$130,538	$120,393
Reserves provided	26,017	26,741
Payments	(24,332)	(24,834)
Other adjustments	64	442
Warranty liabilities, end of period	$132,287	$122,742

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

Our recorded reserves for all such claims totaled $276.3 million and $267.5 million at March 31, 2025 and December 31, 2024, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 71% and 68% of the total general liability reserves at March 31, 2025 and December 31, 2024, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Adjustments to reserves are recorded in the period in which the change in estimate occurs. Our lower ending reserve balance at March 31, 2025 compared with March 31, 2024 results primarily from adjustments made during 2024 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2025	2024
Balance, beginning of period	$267,474	$563,103
Reserves provided	12,013	19,966
Adjustments to previously recorded reserves	—	(26,845)
Payments, net	(3,193)	(8,603)
Balance, end of period	$276,294	$547,621

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $105.8 million and $121.1 million at March 31, 2025, respectively, and $93.9 million and $109.0 million at December 31, 2024, respectively. In the three months ended March 31, 2025 and 2024 we recorded an additional $19.6 million and $3.7 million of lease liabilities under operating leases, respectively. Payments on lease liabilities in the three months ended March 31, 2025 and 2024 totaled $5.8 million and $5.9 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2025 and 2024 our total lease expense was $15.7 million and $15.0 million, respectively, inclusive of variable lease costs of $5.3 million and $3.6 million, respectively, as well as short-term lease costs of $3.8 million and $4.8 million, respectively. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of March 31, 2025 were as follows ($000's omitted):

Years Ending December 31,
2025 (a)	$19,200
2026	26,690
2027	22,249
2028	19,682
2029	17,229
Thereafter	33,558
Total lease payments (b)	138,608
Less: Interest (c)	(17,546)
Present value of lease liabilities (d)	$121,062

(a)Remaining payments are for the nine months ending December 31, 2025.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $19.2 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2025.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 5.8 years and 4.5%, respectively, at March 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Income before income taxes:
Homebuilding	$645,280	$827,664
Financial Services	35,857	40,979
Income before income taxes	681,137	868,643
Income tax expense	(158,338)	(205,667)
Net income	$522,799	$662,976

Diluted earnings per share	$2.57	$3.10
In the first quarter of 2025, consumer demand was influenced by ongoing affordability challenges, resulting from elevated mortgage interest rates and higher housing costs, as well as volatility in other macroeconomic and geopolitical conditions, including weakened consumer confidence. We have responded to these conditions by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns. Despite these efforts, net new orders in units for the first quarter of 2025 decreased 7% compared to the first quarter of 2024.
Although higher mortgage interest rates and volatile macroeconomic and geopolitical conditions may persist for some time, the demographics supporting housing demand remain favorable over the long term, and during the first quarter of 2025 there continued to be a limited supply of existing homes for sale in many of our geographic markets. We expect that homebuyers will continue to face affordability challenges, so our sales paces may remain volatile on a monthly basis. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic. Additionally, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. This is evidenced in our gross margin from home sales for the first quarter of 2025, which decreased to 27.5% from 29.6% in the comparable prior year period, primarily due to higher land costs and sales incentives. While we expect to continue to generate healthy gross margins, they may decline somewhat in future periods as a result of these factors.

We operate our business to generate a cadence of house starts that aligns with the sales environment, and an appropriate inventory of quick move-in speculative ("spec") homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. The supply chain constraints that arose in recent years have largely subsided. As a result, our production cycle times have improved significantly over the past two years and have now returned to near historical norms.

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
–Maintaining a focus on shareholder return through share buybacks and dividends, including a 10% increase in our quarterly dividends from $0.20 to $0.22 per share effective with our January 2025 dividend payment and an additional $1.5 billion share repurchase authorization effective January 2025, bringing our total remaining share repurchase authorization to $1.9 billion as of March 31, 2025;
–Taking an opportunistic approach to repurchasing debt; and
–Maintaining ample liquidity.

We believe our strategic approach with respect to balancing sales price with sales price, including actions taken related to sales incentives, advertising, and our production cadence, will enable us to meet consumer demand at the selling prices necessary to turn our inventory, maintain market share, and generate healthy returns. And we remain confident in our ability to navigate the future environment and to position the Company to take advantage of opportunities as they arise and support future growth and continued profitability and financial strength.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2025	2025 vs. 2024	2024
Home sale revenues	$3,749,269	(2)%	$3,819,586
Land sale and other revenues	52,554	41%	37,217
Total Homebuilding revenues	3,801,823	(1)%	3,856,803
Home sale cost of revenues (a)	(2,719,115)	1%	(2,689,087)
Land sale and other cost of revenues	(50,955)	38%	(37,043)
Selling, general, and administrative expenses ("SG&A") (b)	(393,337)	10%	(357,594)
Equity income from unconsolidated entities, net (c)	502	(d)	37,902
Other income, net	6,362	(62)%	16,683
Income before income taxes	$645,280	(22)%	$827,664

Supplemental data:
Gross margin from home sales (a)	27.5%	(210) bps	29.6%
SG&A as a percentage of home sale revenues (b)	10.5%	110 bps	9.4%
Closings (units)	6,583	(7)%	7,095
Average selling price	$570	6%	$538
Net new orders:
Units	7,765	(7)%	8,379
Dollars (e)	$4,477,827	(5)%	$4,698,659
Cancellation rate	13%		13%
Average active communities	961	3%	931
Backlog at March 31:
Units	11,335	(16)%	13,430
Dollars	$7,223,276	(12)%	$8,198,788

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

Home sale revenues

Home sale revenues in the three months ended March 31, 2025 were lower than the prior year period by $70.3 million. In the three months ended March 31, 2025, the 2% decrease resulted primarily from a 7% decrease in closings from the prior year period, partially offset by a 6% increase in average selling price. The decrease in closings was primarily attributable to lower net new orders in both the first quarter of 2025 and in the second half of 2024 as compared with the first half of 2024, contributing to a weaker backlog, partially offset by improved production cycle times. Average selling price during the three months ended March 31, 2025 increased primarily due to geographic mix, including our Northeast and West segments, which carry a higher average selling price.

Home sale gross margins

Home sale gross margins were 27.5% in the three months ended March 31, 2025 compared with 29.6% in the three months ended March 31, 2024. The decrease in homes sale gross margins was primarily attributable to higher land acquisition and development costs, coupled with elevated sales incentives. We expect these factors to continue to impact our gross margins over the near term.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $1.6 million and $0.2 million and for the three months ended March 31, 2025 and 2024, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.5% and in the three months ended March 31, 2025 compared with 9.4% for the three months ended March 31, 2024. The gross dollar amount of our SG&A increased $35.7 million, or 10%, for the three months ended March 31, 2025 compared with the prior year period. The increase in gross dollars for the three months ended March 31, 2025 resulted primarily from increased overhead costs to support ongoing production volumes, combined with insurance reserve reversals of $26.8 million recorded in the three months ended March 31, 2024.

Other income, net

Other income, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2025	2024
Write-offs of deposits and pre-acquisition costs	$(4,335)	$(3,990)
Amortization of intangible assets	(2,367)	(2,540)
Interest income	10,262	17,379
Interest expense	(127)	(115)
Miscellaneous, net	2,929	5,949
Other income, net	$6,362	$16,683

Interest income declined in 2025, primarily due to lower returns on invested cash balances.

Net new orders

Net new orders in units decreased 7% while net new orders in dollars decreased 5% in the three months ended March 31, 2025, as compared with the prior year period. The decreased net new order volume and dollars in the three months ended March 31, 2025 over the comparable prior year period was primarily attributable to the lower volumes in our West segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 13% for both the three months ended March 31, 2025 and 2024. Ending backlog dollars, which represent orders for homes that have not yet closed, decreased 12% at March 31, 2025 compared with March 31, 2024.

Homes in production

The following is a summary of our homes in production:

	March 31, 2025	March 31, 2024
Sold	8,708	10,260
Unsold
Under construction	6,036	5,653
Completed	1,804	1,337
	7,840	6,990
Models	1,649	1,462
Total	18,197	18,712

The number of homes in production at March 31, 2025 was 3% lower than at March 31, 2024. This decrease was primarily due to a decreased number of sold homes due to lower backlog and improved production cycle times, which reduces the length of time a home sits in inventory. We continue to carefully monitor our production levels and expect to lower the percentage of our inventory that is unsold by the end of 2025.

Controlled lots

The following is a summary of our lots under control at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,763	6,728	10,491	3,946	6,693	10,639
Southeast	17,832	33,216	51,048	17,843	32,770	50,613
Florida	26,497	40,892	67,389	27,041	34,499	61,540
Midwest	11,149	19,287	30,436	11,271	20,061	31,332
Texas	14,863	28,225	43,088	15,420	23,663	39,083
West	26,314	15,299	41,613	26,655	14,727	41,382
Total	100,418	143,647	244,065	102,176	132,413	234,589
	41%	59%	100%	44%	56%	100%

Developed (%)	49%	24%	35%	48%	24%	34%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $10.1 billion at March 31, 2025.

Homebuilding Segment Operations

As of March 31, 2025, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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
The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2025	2025 vs. 2024	2024
Revenues:
Northeast	$249,733	25%	$200,404
Southeast	638,729	(11)%	717,222
Florida	980,539	(14)%	1,144,876
Midwest	582,442	10%	531,708
Texas	412,413	(21)%	524,412
West	888,797	26%	704,165
Other homebuilding	49,170	45%	34,016
	$3,801,823	(1)%	$3,856,803
Income before income taxes (a):
Northeast	$61,221	58%	$38,639
Southeast	129,792	(22)%	165,914
Florida	202,928	(29)%	286,903
Midwest	105,581	14%	92,354
Texas	50,862	(44)%	91,633
West	92,577	12%	82,544
Other homebuilding (b)	2,319	(c)	69,677
	$645,280	(22)%	$827,664

(a)Includes land-related charges as summarized in the table below.
(b)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $26.8 million for the three months ended March 31, 2024, (see Note 8), and a gain of $37.7 million for the three months ended March 31, 2024 related to the sale of our minority interest in a joint venture.
(c)    Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2025	2025 vs. 2024	2024
Closings (units):
Northeast	339	19%	285
Southeast	1,193	(17)%	1,445
Florida	1,650	(14)%	1,917
Midwest	1,090	10%	990
Texas	1,039	(22)%	1,328
West	1,272	13%	1,130
	6,583	(7)%	7,095

Average selling price:
Northeast	$737	5%	$703
Southeast	535	8%	496
Florida	594	—%	597
Midwest	534	(1)%	537
Texas	397	1%	395
West	699	12%	623
	$570	6%	$538

Net new orders - units:
Northeast	404	(8)%	441
Southeast	1,356	(3)%	1,394
Florida	1,869	(5)%	1,972
Midwest	1,388	9%	1,274
Texas	1,287	(11)%	1,454
West	1,461	(21)%	1,844
	7,765	(7)%	8,379

Net new orders - dollars:
Northeast	$317,006	1%	$314,154
Southeast	734,374	5%	701,971
Florida	1,088,631	(8)%	1,181,491
Midwest	748,006	10%	681,676
Texas	503,840	(12)%	575,717
West	1,085,970	(13)%	1,243,650
	$4,477,827	(5)%	$4,698,659

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2025	2025 vs. 2024	2024
Cancellation rates:
Northeast	10%		6%
Southeast	11%		11%
Florida	15%		14%
Midwest	7%		9%
Texas	13%		14%
West	18%		16%
	13%		13%

Unit backlog:
Northeast	680	(6)%	723
Southeast	2,075	(5)%	2,195
Florida	3,014	(22)%	3,847
Midwest	2,100	6%	1,976
Texas	1,196	(32)%	1,763
West	2,270	(22)%	2,926
	11,335	(16)%	13,430

Backlog dollars:
Northeast	$573,394	10%	$522,122
Southeast	1,223,163	1%	1,206,484
Florida	1,919,838	(24)%	2,537,644
Midwest	1,229,726	6%	1,161,470
Texas	522,604	(33)%	781,694
West	1,754,551	(12)%	1,989,374
	$7,223,276	(12)%	$8,198,788

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2025	2024
Land-related charges (a):
Northeast	$194	$966
Southeast	2,149	990
Florida	2,439	341
Midwest	846	360
Texas	492	245
West	16,642	1,088
Other homebuilding	1,010	28
	$23,772	$4,018
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the first quarter of 2025, Northeast home sale revenues increased 25% when compared with the prior year period due to a 19% increase in closings combined with a 5% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 58%, primarily due to higher revenues and gross margins across all markets, partially offset by increased overhead costs across all markets. Net new orders decreased across the majority of markets.

Southeast

For the first quarter of 2025, Southeast home sale revenues decreased 11% when compared with the prior year period due to a 17% decrease in closings partially offset by an 8% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 22%, primarily due to lower gross margins and higher overhead costs across the majority of markets. The decrease in net new orders was mixed among markets.

Florida

For the first quarter of 2025, Florida home sale revenues decreased 14% when compared with the prior year period primarily due to a 14% decrease in closings combined with a slight decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 29%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Midwest

For the first quarter of 2025, Midwest home sale revenues increased 10% when compared with the prior year period due to a 10% increase in closings partially offset by a 1% decrease in average selling price. The increase in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes increased 14%, primarily due to higher revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

Texas

For the first quarter of 2025, Texas home sale revenues decreased 21% when compared with the prior year period due to a 22% decrease in closings partially offset by a 1% increase in average selling price. The decrease in closings occurred across all markets while the increase in average selling price was mixed among markets. Income before income taxes decreased 44%, primarily due to decreased revenues and gross margins across all markets and increased overhead costs across the majority of markets. The decrease in net new orders occurred across the majority of markets.

West

For the first quarter of 2025, West home sale revenues increased 26% compared with the prior year period due to a 13% increase in closings combined with a 12% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 12%, primarily due to higher revenues and gross margins across the majority of markets, partially offset by increased overhead costs across all markets. Net new orders decreased across the majority of markets.

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

	Three Months Ended
	March 31,
	2025	2025 vs. 2024	2024
Mortgage revenues	$62,869	—%	$63,025
Title services revenues	21,711	—%	21,819
Insurance agency commissions	6,247	(17)%	7,513
Total Financial Services revenues	90,827	(2)%	92,357
Expenses	(54,970)	7%	(51,378)
Income before income taxes	$35,857	(12)%	$40,979
Total originations:
Loans	4,271	(1)%	4,332
Principal	$1,866,018	6%	$1,755,046

	Three Months Ended
	March 31,
	2025	2024
Supplemental data:
Capture rate	86.4%	84.2%
Average FICO score	752	750
Funded origination breakdown:
Government (FHA, VA, USDA)	25%	24%
Other agency	72%	73%
Total agency	97%	97%
Non-agency	3%	3%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2025 decreased 2% compared with the same period in 2024, primarily due to lower insurance agency commissions.

Income before income taxes

Income before income taxes in the three months ended March 31, 2025 decreased 12%, compared with the same period in 2024.

Income Taxes

Our effective tax rate was 23.2% for the three months ended March 31, 2025, compared with 23.7% for the same period in 2024. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits.

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

At March 31, 2025, we had unrestricted cash and equivalents of $1.2 billion, restricted cash balances of $40.2 million, and $942.3 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 11.7% at March 31, 2025, compared with 11.8% at December 31, 2024. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, the repayment of certain of our unsecured senior notes due in March 2026, and operating expenses, including our general and administrative expenses. We plan to continue our dividend payments and repurchases of common stock. In August 2025, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next 12 months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and our unsecured senior notes, the next tranche of which becomes due in March 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

We believe that our current cash position and other available financing resources, coupled with our ongoing operating activities, will provide sufficient liquidity to fund our business needs over the next 12 months and beyond. To the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt, dispose of certain assets to fund our operating activities, or draw on existing or new debt facilities.

Unsecured senior notes

We had $1.6 billion of unsecured senior notes outstanding at both March 31, 2025 and December 31, 2024, with no repayments due until March 2026, when $251.9 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $42.6 million and $35.8 million at March 31, 2025 and December 31, 2024, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of March 31, 2025. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2025, we had no borrowings outstanding, $307.7 million of letters of credit issued, and $942.3 million of remaining capacity under the Revolving Credit Facility. At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At March 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $34.9 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $650.0 million at March 31, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2025, Pulte Mortgage had $426.9 million outstanding at a weighted-average interest rate of 6.12% and $223.1 million of remaining capacity under the Repurchase Agreement. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted-average interest rate of 6.13% and $148.1 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

Dividends and share repurchase program

In the three months ended March 31, 2025, we declared cash dividends totaling $44.7 million and repurchased 2.8 million shares under our share repurchase authorization for $300.0 million. In the three months ended March 31, 2024, we declared cash dividends totaling $42.6 million and repurchased 2.3 million shares under our share repurchase authorization for $245.8 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion. At March 31, 2025, we had remaining authorization to repurchase $1.9 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2025, we had outstanding letters of credit totaling $307.7 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.0 billion at March 31, 2025, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2025, these agreements had an aggregate remaining purchase price of $10.1 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At March 31, 2025, outstanding deposits totaled $667.7 million, of which $27.0 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of March 31, 2025 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2025 was $134.2 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from our operations for the three months ended March 31, 2025 were primarily due to net income of $522.8 million, partially offset by a net increase in inventories of $270.6 million, which was primarily attributable to land acquisition, development, and house spend to support future growth.

Net cash provided by operating activities in the three months ended March 31, 2024 was $239.8 million. The cash inflows from our operations for the three months ended March 31, 2024 were primarily due to net income of $663.0 million, partially offset by a net increase in inventories of $289.2 million, which was primarily attributable to the increased number of homes in production coupled with land acquisition, development, and house spend to support future growth, as well as a seasonal $54.8 million increase in residential mortgage loans available-for-sale.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2025 was $39.7 million. These cash outflows primarily resulted from capital expenditures of $29.6 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the three months ended March 31, 2024 was $26.9 million. These cash outflows primarily resulted from capital expenditures of $24.1 million related to our ongoing investments in new communities, facilities, and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2025 totaled $472.3 million. These cash outflows resulted primarily from the repurchase of 2.8 million common shares for $300.0 million under our share repurchase authorization, payments of $45.8 million in cash dividends, payments of $11.4 million related to consolidated inventory not owned, and net repayments of $100.1 million under the Repurchase Agreement.

Net cash used in financing activities in the three months ended March 31, 2024 totaled $296.0 million. These cash outflows resulted primarily from the repurchase of 2.3 million common shares for $245.8 million under our share repurchase authorization, payments of $42.7 million in cash dividends, payments of $32.5 million related to consolidated inventory not owned, and $11.1 million of repayments of notes payable, partially offset by net borrowings of $34.7 million under the Repurchase Agreement.

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

Supplemental Guarantor Financial Information

As of March 31, 2025, PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no borrowings outstanding, $307.7 million of letters of credit issued, and $942.3 million of remaining capacity under its Revolving Credit Facility.

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

The guarantees of the senior notes contain a provision to limit each Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, under certain case law, this provision may not be effective to protect such guarantee from being voided under fraudulent transfer law or otherwise determined to be unenforceable. If a court were to find that the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under that guarantee, could subordinate that guarantee to presently existing and future indebtedness of the Guarantor or could require the holders of the senior notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders may not receive any repayment on the senior notes.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	March 31, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$1,111,854	$1,218,207
House and land inventory	12,640,392	12,354,274
Amount due from Non-Guarantor Subsidiaries	872,105	1,024,762
Total assets	15,825,589	15,589,227

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,641,372	$2,735,190
Notes payable	1,625,672	1,618,586
Total liabilities	4,732,735	4,801,056

	Three Months Ended
	March 31,
Summarized Statement of Operations Data	2025	2024
Revenues	$3,721,729	$3,797,943
Cost of revenues	2,704,104	2,672,700
Selling, general, and administrative expenses	374,703	353,472
Income before income taxes	632,233	814,115

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the three months ended March 31, 2025 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2025 ($000’s omitted):

	As of March 31, 2025 for the Years ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$17,375	$268,390	$337,277	$4,340	$4,340	$1,000,000	$1,631,722	$1,706,875
Average interest rate	4.04%	5.30%	5.00%	5.00%	5.00%	6.71%	6.09%

Variable rate debt (a)	$426,851	$—	$—	$—	$—	$—	$426,851	$426,851
Average interest rate	6.12%	—%	—%	—%	—%	—%	6.12%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at March 31, 2025.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 3, Quantitative and Qualitative Disclosures About Market Risk, and elsewhere in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “may,” “can,” “could,” “might,” “should,” “will” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry changes or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; supply shortages and the cost of labor and building materials; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; rapidly changing technological developments including, but not limited to, the use of artificial intelligence in the homebuilding industry; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks associated with the implementation of a new enterprise resource planning system; risks related to information technology failures, data security issues, and the effect of cybersecurity incidents and threats; the impact of negative publicity on sales; failure to retain key personnel; the impairment of our intangible assets; the disruptions associated with the COVID-19 pandemic (or another epidemic or pandemic or similar public threat or fear of such an event), and the measures taken to address it; the effect of cybersecurity incidents and threats; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2025 to January 31, 2025	851,992	$113.39	851,992	$2,086,288
February 1, 2025 to February 28, 2025	904,583	$106.80	904,583	$1,989,677
March 1, 2025 to March 31, 2025	1,020,345	$104.65	1,020,345	$1,882,898
Total	2,776,920	$108.03	2,776,920

(1)     During 2025, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 29, 2025, which was publicly announced on January 30, 2025. There is no expiration date for this program, under which approximately $1.9 billion remained available for repurchases as of March 31, 2025.

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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 6, 2025)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by James L. Ossowski, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 22, 2025