Form 10-Q
period 2025-06-30
PULTEGROUP INC/MI/
filed 2025-07-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
Number of common shares outstanding as of July 15, 2025: 197,297,574

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Cash and equivalents	$1,234,158	$1,613,327
Restricted cash	33,168	40,353
Total cash, cash equivalents, and restricted cash	1,267,326	1,653,680
House and land inventory	13,216,008	12,692,820
Residential mortgage loans available-for-sale	581,597	629,582
Investments in unconsolidated entities	181,803	215,416
Other assets	2,178,780	2,001,991
Goodwill	68,930	68,930
Other intangible assets	41,636	46,303
Deferred tax assets	51,731	55,041
	$17,587,811	$17,363,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$712,864	$727,995
Customer deposits	520,549	512,580
Deferred tax liabilities	460,070	443,566
Accrued and other liabilities	1,197,964	1,412,166
Financial Services debt	498,357	526,906
Notes payable	1,623,065	1,618,586
	5,012,869	5,241,799
Shareholders' equity	12,574,942	12,121,964
	$17,587,811	$17,363,763

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Homebuilding
Home sale revenues	$4,267,975	$4,448,168	$8,017,244	$8,267,754
Land sale and other revenues	34,622	39,825	87,176	77,042
	4,302,597	4,487,993	8,104,420	8,344,796
Financial Services	101,158	111,662	191,986	204,019
Total revenues	4,403,755	4,599,655	8,296,406	8,548,815

Homebuilding Cost of Revenues:
Home sale cost of revenues	(3,115,450)	(3,117,482)	(5,834,564)	(5,806,569)
Land sale and other cost of revenues	(30,488)	(38,873)	(81,443)	(75,917)
	(3,145,938)	(3,156,355)	(5,916,007)	(5,882,486)

Financial Services expenses	(59,611)	(49,334)	(114,581)	(100,712)
Selling, general, and administrative expenses	(390,453)	(361,145)	(783,790)	(718,739)
Equity income from unconsolidated entities, net	409	2,167	911	40,069
Other income (expense), net	(1,006)	13,324	5,355	30,008
Income before income taxes	807,156	1,048,312	1,488,294	1,916,955
Income tax expense	(198,673)	(239,179)	(357,012)	(444,846)
Net income	$608,483	$809,133	$1,131,282	$1,472,109

Per share:
Basic earnings	$3.05	$3.86	$5.64	$6.99
Diluted earnings	$3.03	$3.83	$5.60	$6.93
Cash dividends declared	$0.22	$0.20	$0.44	$0.40

Number of shares used in calculation:
Basic	199,243	209,547	200,645	210,692
Effect of dilutive securities	1,438	1,654	1,520	1,682
Diluted	200,681	211,201	202,165	212,374

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholder's equity, March 31, 2025	200,565	$2,005	$3,452,228	$8,846,739	$12,300,972
Share issuances	18	1	—	—	1
Dividends declared	—	—	—	(44,039)	(44,039)
Share repurchases	(2,984)	(30)	—	(299,970)	(300,000)
Excise tax on share repurchases	—	—	—	(2,982)	(2,982)
Cash paid for shares withheld for taxes	—	—	—	(339)	(339)
Share-based compensation	—	—	12,846	—	12,846
Net income	—	—	—	608,483	608,483
Shareholders' equity, June 30, 2025	197,599	$1,976	$3,465,074	$9,107,892	$12,574,942

Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	447	5	8,558	—	8,563
Dividends declared	—	—	—	(88,748)	(88,748)
Share repurchases	(5,761)	(58)	—	(599,942)	(600,000)
Excise tax on share repurchases	—	—	—	(5,490)	(5,490)
Cash paid for shares withheld for taxes	—	—	—	(23,761)	(23,761)
Share-based compensation	—	—	31,132	—	31,132
Net income	—	—	—	1,131,282	1,131,282
Shareholders' equity, June 30, 2025	197,599	$1,976	$3,465,074	$9,107,892	$12,574,942

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholder's equity, March 31, 2024	210,658	$2,107	$3,392,199	$7,367,647	$10,761,953
Share issuances	8	—	—	—	—
Dividends declared	—	—	—	(42,073)	(42,073)
Share repurchases	(2,761)	(28)	—	(314,127)	(314,155)
Excise tax on share repurchases	—	—	—	(3,132)	(3,132)
Cash paid for shares withheld for taxes	—	—	—	(31)	(31)
Share-based compensation	—	—	11,128	—	11,128
Net income	—	—	—	809,133	809,133
Shareholders' equity, June 30, 2024	207,905	$2,079	$3,403,327	$7,817,417	$11,222,823

Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	412	4	9,288	—	9,292
Dividends declared	—	—	—	(84,682)	(84,682)
Share repurchases	(5,065)	(51)	—	(559,948)	(559,999)
Excise tax on share repurchases	—	—	—	(5,163)	(5,163)
Cash paid for shares withheld for taxes	—	—	—	(17,623)	(17,623)
Share-based compensation	—	—	25,632	—	25,632
Net income	—	—	—	1,472,109	1,472,109
Shareholders' equity, June 30, 2024	207,905	$2,079	$3,403,327	$7,817,417	$11,222,823

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,131,282	$1,472,109
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	19,798	89,321
Land-related charges	42,184	7,798
Depreciation and amortization	49,714	42,891
Equity income from unconsolidated entities	(911)	(40,069)
Distributions of income from unconsolidated entities	3,060	2,358
Share-based compensation expense	30,973	29,084
Other, net	(380)	120
Increase (decrease) in cash due to:
Inventories	(533,041)	(473,665)
Residential mortgage loans available-for-sale	47,986	(55,346)
Other assets	(175,258)	(294,335)
Accounts payable, accrued and other liabilities	(193,674)	(123,002)
Net cash provided by operating activities	421,733	657,264
Cash flows from investing activities:
Capital expenditures	(64,138)	(55,317)
Investments in unconsolidated entities	(7,954)	(9,096)
Distributions of capital from unconsolidated entities	39,419	3,474
Other investing activities, net	(6,509)	(5,262)
Net cash used in investing activities	(39,182)	(66,201)
Cash flows from financing activities:
Repayments of notes payable	(9,163)	(318,288)
Financial Services borrowings (repayments), net	(28,549)	24,416
Proceeds from liabilities related to consolidated inventory not owned	16,633	32,721
Payments related to consolidated inventory not owned	(22,438)	(70,608)
Share repurchases	(600,000)	(559,999)
Excise tax on share repurchases	(11,550)	—
Cash paid for shares withheld for taxes	(23,761)	(17,623)
Dividends paid	(90,077)	(84,893)
Net cash used in financing activities	(768,905)	(994,274)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(386,354)	(403,211)
Cash, cash equivalents, and restricted cash at beginning of period	1,653,680	1,849,177
Cash, cash equivalents, and restricted cash at end of period	$1,267,326	$1,445,966

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$8,088	$13,215
Income taxes paid (refunded), net	$392,286	$365,061

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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Write-offs of deposits and pre-acquisition costs	$(11,344)	$(3,685)	$(15,679)	$(7,675)
Amortization of intangible assets	(2,301)	(2,498)	(4,667)	(5,038)
Interest income	9,581	17,141	19,843	34,520
Interest expense	(141)	(117)	(268)	(232)
Miscellaneous, net	3,199	2,483	6,126	8,433
Other income (expense), net	$(1,006)	$13,324	$5,355	$30,008

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $520.5 million and $512.6 million at June 30, 2025 and December 31, 2024, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $90.9 million and $91.1 million at June 30, 2025 and December 31, 2024, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2025 and December 31, 2024, residential mortgage loans available-for-sale had an aggregate fair value of $581.6 million and $629.6 million, respectively, and an aggregate outstanding principal balance of $587.1 million and $645.7 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages were $59.7 million and $60.7 million for the three months ended June 30, 2025 and 2024, respectively, and $109.5 million and $111.3 million for the six months ended June 30, 2025 and 2024, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At June 30, 2025 and December 31, 2024, we had aggregate IRLCs of $739.0 million and $469.4 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2025 and December 31, 2024, we had unexpired forward contracts of $1.1 billion and $977.0 million, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$271.0 million and $237.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	June 30, 2025		December 31, 2024
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
Interest rate lock commitments	$4,000	$13,310	$1,452	$14,946
Forward contracts	572	13,767	13,233	1,943
Whole loan commitments	63	122	50	80
	$4,635	$27,199	$14,735	$16,969

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for unvested shares for the period (the “Denominator”). Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of June 30, 2025.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. House and land inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2025	December 31, 2024
Homes under construction	$6,058,209	$5,770,355
Land under development	6,495,831	6,243,745
Raw land	561,719	548,848
Consolidated inventory not owned (a)	82,052	102,865
Land held for sale	18,197	27,007
	$13,216,008	$12,692,820

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest in inventory, beginning of period	$139,541	$148,101	$139,960	$139,078
Interest capitalized	26,129	29,284	52,221	59,903
Interest expensed	(29,046)	(28,023)	(55,557)	(49,619)
Interest in inventory, end of period	$136,624	$149,362	$136,624	$149,362

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2025 or December 31, 2024 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2025 and December 31, 2024 ($000’s omitted):

	June 30, 2025		December 31, 2024
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$392,256	$3,540,196	$358,066	$3,104,196
Other land options	747,471	6,547,406	700,397	6,127,486
	$1,139,727	$10,087,602	$1,058,463	$9,231,682

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Northeast	$347,437	$257,153	$597,171	$457,557
Southeast	747,017	770,587	1,385,746	1,487,809
Florida	1,037,352	1,294,077	2,017,891	2,438,954
Midwest	691,347	651,580	1,273,789	1,183,288
Texas	465,919	583,303	878,332	1,107,715
West	979,758	890,769	1,868,555	1,594,934
Other homebuilding (a)	33,767	40,524	82,936	74,539
	4,302,597	4,487,993	8,104,420	8,344,796
Financial Services	101,158	111,662	191,986	204,019
Consolidated revenues	$4,403,755	$4,599,655	$8,296,406	$8,548,815

Cost of revenues
Northeast	$(231,305)	$(172,601)	$(394,337)	$(310,994)
Southeast	(518,721)	(516,273)	(954,221)	(997,577)
Florida	(740,196)	(854,656)	(1,413,651)	(1,610,151)
Midwest	(492,436)	(470,079)	(906,296)	(853,514)
Texas	(348,830)	(409,507)	(651,713)	(779,934)
West	(766,190)	(676,674)	(1,472,785)	(1,218,008)
Other homebuilding (b)	(48,260)	(56,565)	(123,004)	(112,308)
	$(3,145,938)	$(3,156,355)	(5,916,007)	(5,882,486)

Selling, general, and administrative expenses:
Northeast	$(26,382)	$(23,550)	$(50,288)	$(44,841)
Southeast	(73,057)	(74,027)	$(141,162)	$(141,007)
Florida	(100,641)	(109,932)	$(199,094)	$(209,685)
Midwest	(59,260)	(58,717)	$(120,373)	$(112,983)
Texas	(58,234)	(65,882)	$(114,002)	$(126,326)
West	(82,682)	(81,266)	$(167,435)	$(155,086)
Other homebuilding (c)	9,803	52,229	8,564	71,189
	$(390,453)	$(361,145)	$(783,790)	$(718,739)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Other segment items (d):
Northeast	$(1,164)	$(2,209)	$(2,739)	$(4,290)
Southeast	(7,597)	(4,769)	$(12,929)	$(7,793)
Florida	(6,299)	(4,728)	$(12,003)	$(7,454)
Midwest	(1,481)	(2,387)	$(3,368)	$(4,040)
Texas	(4,783)	(2,776)	$(7,682)	$(4,684)
West	(9,391)	(7,735)	$(14,263)	$(14,201)
Other homebuilding (e)	28,868	39,045	58,000	111,489
	(1,847)	14,441	$5,016	$69,027
Financial Services	(58,361)	(48,284)	(113,331)	(99,662)
	$(60,208)	$(33,843)	(108,315)	(30,635)

Income before income taxes (f):
Northeast	$88,586	$58,793	$149,807	$97,432
Southeast	147,642	175,518	$277,434	$341,432
Florida	190,216	324,761	$393,143	$611,664
Midwest	138,170	120,397	$243,752	$212,751
Texas	54,072	105,138	$104,935	$196,771
West	121,495	125,094	$214,072	$207,639
Other homebuilding	24,178	75,233	26,496	144,909
	764,359	984,934	$1,409,639	$1,812,598
Financial Services	42,797	63,378	78,655	104,357
Consolidated income before income taxes	$807,156	$1,048,312	1,488,294	1,916,955

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Other homebuilding includes cost of revenues related to land sales, construction services, and amortization of capitalized interest.
(c)Other homebuilding includes insurance reserve reversals of $51.9 million and $78.7 million for the three and six months ended June 30, 2024, respectively (see Note 8). Other homebuilding also includes eliminations of corporate overhead allocated to the operating segments.
(d)Other Segment Items reflects other sources of income and expense, including internal capital charge allocations that are eliminated within Other homebuilding.
(e)Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, and other items not allocated to the operating segments. Other homebuilding also includes a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.
(f)Includes certain land-related charges (see the following table and Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Land-related charges (a):
Northeast	$47	$638	$241	$1,604
Southeast	3,525	1,566	5,674	2,556
Florida	2,850	576	5,289	917
Midwest	757	287	1,603	647
Texas	3,858	262	4,350	507
West	6,782	356	23,424	1,444
Other homebuilding	593	95	1,603	123
	$18,412	$3,780	$42,184	$7,798

(a)    Land-related charges include land impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation and amortization
Northeast	$788	$763	$1,719	$1,442
Southeast	2,463	1,649	4,667	3,217
Florida	4,840	3,720	9,488	7,366
Midwest	2,249	2,071	4,392	4,046
Texas	2,006	1,735	3,914	3,333
West	4,400	3,928	8,757	7,406
Other homebuilding	5,764	5,820	11,652	11,716
	22,510	19,686	44,589	38,526
Financial Services	2,536	2,144	5,125	4,365
	$25,046	$21,830	$49,714	$42,891

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2025		December 31, 2024
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$739,159	$833,979	$716,530	$807,922
Southeast	2,228,169	2,595,890	2,006,958	2,298,692
Florida	3,302,285	3,750,799	3,246,588	3,676,910
Midwest	1,404,788	1,547,924	1,401,747	1,529,602
Texas	1,679,754	1,935,583	1,645,213	1,905,394
West	3,761,684	4,272,653	3,684,393	4,212,636
Other homebuilding (a)	100,169	1,805,206	(8,609)	1,934,728
	13,216,008	16,742,034	12,692,820	16,365,884
Financial Services	—	845,777	—	997,879
	$13,216,008	$17,587,811	$12,692,820	$17,363,763

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned allocated to the operating segments. Other homebuilding also includes goodwill of $68.9 million, net of cumulative impairment charges of $20.2 million, at both June 30, 2025 and December 31, 2024.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2025	December 31, 2024
5.500% unsecured senior notes due March 2026 (a)	$251,867	$251,867
5.000% unsecured senior notes due January 2027 (a)	337,277	337,277
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(5,777)	(6,324)
Total senior notes	$1,583,367	$1,582,820
Other notes payable	39,698	35,766
Notes payable	$1,623,065	$1,618,586
Estimated fair value	$1,718,275	$1,701,270

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $39.7 million and $35.8 million at June 30, 2025 and December 31, 2024, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%. We recorded $13.1 million and $5.4 million of inventory through seller financing in the six months ended June 30, 2025 and 2024, respectively.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of June 30, 2025. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2025, we had no borrowings outstanding, $341.2 million of letters of credit issued, and $908.8 million of remaining capacity under the Revolving Credit Facility. At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Joint venture debt

At June 30, 2025, aggregate outstanding debt of unconsolidated joint ventures was $36.5 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $650.0 million at June 30, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2025, Pulte Mortgage had $498.4 million outstanding at a weighted-average interest rate of 6.12% and $151.6 million of remaining capacity under the Repurchase Agreement. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted-average interest rate of 6.13% and $148.1 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

5. Shareholders’ equity

In the six months ended June 30, 2025, we declared cash dividends totaling $88.7 million and repurchased 5.8 million shares under our share repurchase authorization for $600.0 million. In the six months ended June 30, 2024, we declared cash dividends totaling $84.7 million and repurchased 5.1 million shares under our share repurchase authorization for $560.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion. At June 30, 2025, we had remaining authorization to repurchase $1.6 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2025 and 2024, participants surrendered shares valued at $23.8 million and $17.6 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 24.6% and 24.0% for the three and six months ended June 30, 2025, respectively, compared with 22.8% and 23.2% for the comparable prior year periods in 2024. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our income tax expense for the three and six months ended June 30, 2024 also reflected a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

At June 30, 2025 and December 31, 2024, we had net deferred tax liabilities of $408.3 million and $388.5 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $35.1 million and $38.7 million of gross unrecognized tax benefits at June 30, 2025 and December 31, 2024, respectively. Additionally, we had accrued interest and penalties of $2.1 million and $1.9 million at June 30, 2025 and December 31, 2024, respectively.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2025	December 31, 2024

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$581,597	$629,582
IRLCs	Level 2	(9,310)	(13,494)
Forward contracts	Level 2	(13,195)	11,290
Whole loan commitments	Level 2	(59)	(30)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$17,892	$20,016

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,267,326	$1,653,680
Financial Services debt	Level 2	498,357	526,906
Senior notes payable	Level 2	1,678,577	1,665,504
Other notes payable	Level 2	39,698	35,766

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.6 billion at both June 30, 2025 and December 31, 2024.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $341.2 million and $3.1 billion, respectively, at June 30, 2025, and $321.1 million and $2.9 billion, respectively, at December 31, 2024. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Warranty liabilities, beginning of period	$132,287	$122,742	$130,538	$120,393
Reserves provided	26,274	30,618	52,291	57,359
Payments	(26,011)	(26,799)	(50,343)	(51,633)
Other adjustments	1,167	974	1,231	1,416
Warranty liabilities, end of period	$133,717	$127,535	$133,717	$127,535

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

Our recorded reserves for all such claims totaled $273.4 million and $267.5 million at June 30, 2025 and December 31, 2024, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 68% of the total general liability reserves at both June 30, 2025 and December 31, 2024. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Adjustments to reserves are recorded in the period in which the change in estimate occurs. Our lower ending reserve balance at June 30, 2025 compared with June 30, 2024 results primarily from adjustments made during 2024 as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$276,294	$547,621	$267,474	$563,103
Reserves provided	15,840	22,409	27,853	42,375
Adjustments to previously recorded reserves	(8,666)	(51,863)	(8,666)	(78,708)
Payments, net	(10,020)	(11,644)	(13,213)	(20,247)
Balance, end of period	$273,448	$506,523	$273,448	$506,523

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $115.5 million and $131.6 million at June 30, 2025, respectively, and $93.9 million and $109.0 million at December 31, 2024, respectively. In the three and six months ended June 30, 2025 we recorded an additional $14.5 million and $34.1 million, respectively, of lease liabilities under operating leases, and $1.9 million and $5.5 million, respectively, in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2025 totaled $5.7 million and $11.5 million, respectively, and $5.8 million and $11.7 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and six months ended June 30, 2025 our total lease expense was $15.2 million and $30.9 million, respectively, and $15.2 million and $30.2 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.3 million and $5.3 million in the three and six months ended June 30, 2025, respectively, and $2.5 million and $6.1 million in the comparable prior year periods, as well as short-term lease costs of $5.4 million and $11.5 million in the three and six months ended June 30, 2025, respectively, and $6.0 million and $10.8 million in the comparable prior year periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of June 30, 2025 were as follows ($000's omitted):

Years Ending December 31,
2025 (a)	$13,968
2026	27,712
2027	24,631
2028	22,273
2029	19,892
Thereafter	43,495
Total lease payments (b)	151,971
Less: Interest (c)	(20,356)
Present value of lease liabilities (d)	$131,615

(a)Remaining payments are for the six months ending December 31, 2025.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $11.3 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2025.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 6.0 years and 4.6%, respectively, at June 30, 2025.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income before income taxes:
Homebuilding	$764,359	$984,934	$1,409,639	$1,812,598
Financial Services	42,797	63,378	78,655	104,357
Income before income taxes	807,156	1,048,312	1,488,294	1,916,955
Income tax expense	(198,673)	(239,179)	(357,012)	(444,846)
Net income	$608,483	$809,133	$1,131,282	$1,472,109

Diluted earnings per share	$3.03	$3.83	$5.60	$6.93
In the second quarter of 2025, the consumer demand weakness we experienced to begin the year continued. This softening continued to be influenced by ongoing affordability challenges, resulting from elevated mortgage interest rates and higher housing costs, as well as volatility in other macroeconomic and geopolitical conditions, including weakened consumer confidence. We have responded to these conditions by adjusting sales prices where necessary and focusing sales incentives on closing cost incentives, especially mortgage interest rate buydowns. Despite these efforts, net new orders in units decreased 7% for each of the three and six months ended June 30, 2025 versus the comparable prior year periods.
Although elevated mortgage interest rates and volatile macroeconomic and geopolitical conditions may persist for some time, we believe the demographics supporting housing demand remain favorable over the long term. While inventories of new and existing homes have increased in the majority of our geographies, we believe that a chronic undersupply of housing stock remains in the United States that will take years to resolve. We expect that many homebuyers will continue to face affordability challenges, so our sales paces may remain volatile on a monthly basis. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic. Additionally, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. This is evidenced in our gross margin from home sales for the second quarter of 2025, which decreased to 27.0% from 29.9% in the comparable prior year period, and from 27.5% in the first quarter of 2025. These decreases are primarily due to higher land costs and sales incentives. While we expect to continue to generate healthy gross margins, they may decline somewhat in future periods as a result of these factors.

We operate our business to generate a cadence of house starts that aligns with the sales environment, and an appropriate inventory of quick move-in speculative ("spec") homes as we focus on turning our assets and delivering high returns on investment, which has allowed us to achieve an effective balance of price and pace. The supply chain constraints that arose several years ago have largely subsided. As a result, our production cycle times have improved significantly over the past two years and have now returned to near historical norms.

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
–Maintaining a focus on shareholder return through share buybacks and dividends, including a 10% increase in our quarterly dividends from $0.20 to $0.22 per share effective with our January 2025 dividend payment and an additional $1.5 billion share repurchase authorization effective January 2025, bringing our total remaining share repurchase authorization to $1.6 billion as of June 30, 2025, after $600.0 million of share repurchases in the first half of 2025;

–Taking an opportunistic approach to repurchasing debt; and
–Maintaining ample liquidity.

We believe our strategic approach with respect to balancing sales price with sales pace, including actions taken related to sales incentives, advertising, and our production cadence, will enable us to meet consumer demand at the selling prices necessary to turn our inventory, maintain market share, and generate healthy returns. And we remain confident in our ability to navigate the future environment and to position the Company to take advantage of opportunities as they arise and support future growth and continued profitability and financial strength.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2025 vs. 2024	2024	2025	2025 vs. 2024	2024
Home sale revenues	$4,267,975	(4)%	$4,448,168	$8,017,244	(3)%	$8,267,754
Land sale and other revenues	34,622	(13)%	39,825	87,176	13%	77,042
Total Homebuilding revenues	4,302,597	(4)%	4,487,993	8,104,420	(3)%	8,344,796
Home sale cost of revenues (a)	(3,115,450)	—%	(3,117,482)	(5,834,564)	—%	(5,806,569)
Land sale and other cost of revenues	(30,488)	(22)%	(38,873)	(81,443)	7%	(75,917)
Selling, general, and administrative expenses ("SG&A") (b)	(390,453)	8%	(361,145)	(783,790)	9%	(718,739)
Equity income (loss) from unconsolidated entities, net (c)	(841)	(d)	1,117	(339)	(d)	39,019
Other income (expense), net	(1,006)	(d)	13,324	5,355	(d)	30,008
Income before income taxes	$764,359	(22)%	$984,934	$1,409,639	(22)%	$1,812,598

Supplemental data:
Gross margin from home sales (a)	27.0%	(290) bps	29.9%	27.2%	(260) bps	29.8%
SG&A as a percentage of home sale revenues (b)	9.1%	100 bps	8.1%	9.8%	110 bps	8.7%
Closings (units)	7,639	(6)%	8,097	14,222	(6)%	15,192
Average selling price	$559	2%	$549	$564	4%	$544
Net new orders:
Units	7,083	(7)%	7,649	14,848	(7)%	16,028
Dollars (e)	$3,887,938	(11)%	$4,358,508	$8,365,765	(8)%	$9,057,167
Cancellation rate	15%		14%	14%		13%
Average active communities	994	6%	934	978	5%	932
Backlog at June 30:
Units				10,779	(17)%	12,982
Dollars				$6,843,239	(16)%	$8,109,128

(a)Includes the amortization of capitalized interest.
(b)SG&A includes insurance reserve reversals of $51.9 million and $78.7 million, respectively, for the three and six months ended June 30, 2024 (see Note 8).
(c)Equity income from unconsolidated entities includes a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.
(d)Percentage not meaningful.
(e)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and six months ended June 30, 2025 were lower than the prior year periods by $180.2 million and $250.5 million, respectively. In the three months ended June 30, 2025, the 4% decrease resulted primarily from a 6% decrease in closings from the prior year period, partially offset by a 2% increase in average selling price. In the six months ended June 30, 2025 the 3% decrease resulted primarily from a 6% decrease in closings, partially offset by a 4% increase in average selling price. The decreases in closings were primarily attributable to lower net new orders in the first half of 2025 and a weaker order backlog entering the year, partially offset by a higher community count and improved production cycle times. Average selling price during the three and six months ended June 30, 2025 increased primarily due to geographic mix, including our Northeast segment, which carries a higher average selling price.

Home sale gross margins

Home sale gross margins were 27.0% and 27.2% in the three and six months ended June 30, 2025, respectively, compared with 29.9% and 29.8% in the three and six months ended June 30, 2024, respectively. The decreases in homes sale gross margins were primarily attributable to elevated sales incentives coupled with increased land acquisition and development costs. We expect these factors to continue to impact our gross margins over the near term. Gross margins for the first six months of 2025 were also unfavorably impacted by our efforts to reduce the number of final spec inventory to more appropriate levels, which we expect will continue to be an area of focus for the remainder of 2025. While we have made significant progress in the first half of 2025, the level of final spec inventory remains elevated for the current demand environment.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $4.1 million and $5.7 million for the three and six months ended June 30, 2025, respectively, compared with $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.1% and 9.8% and in the three and six months ended June 30, 2025, respectively, compared with 8.1% and 8.7% for the three and six months ended June 30, 2024, respectively. The gross dollar amount of our SG&A increased $29.3 million, or 8%, for the three months ended June 30, 2025 compared with the prior year period, and increased $65.1 million, or 9%, for the six months ended June 30, 2025 compared with the prior year period. The increase in gross dollars for the three and six months ended June 30, 2025 resulted primarily from insurance reserve reversals of $51.9 million and $78.7 million recorded in the three and six months ended June 30, 2024, respectively. Additionally, SG&A for the first half of 2025 reflects modestly higher headcount and technology costs to support ongoing production volumes. We expect to continue managing and balancing our overhead costs consistent with expected changes in the demand environment.

Other income, net

Other income, net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Write-offs of deposits and pre-acquisition costs	$(11,344)	$(3,685)	$(15,679)	$(7,675)
Amortization of intangible assets	(2,301)	(2,498)	(4,667)	(5,038)
Interest income	9,581	17,141	19,843	34,520
Interest expense	(141)	(117)	(268)	(232)
Miscellaneous, net	3,199	2,483	6,126	8,433
Other income, net	$(1,006)	$13,324	$5,355	$30,008

The increase in write-offs of deposits and pre-acquisition costs for 2025 relative to 2024 resulted from strategic decisions to not move forward with certain projects based on the current environment. Interest income declined in 2025, primarily due to lower returns on invested cash balances.

Net new orders

Net new orders in units decreased 7% while net new orders in dollars decreased 11% in the three months ended June 30, 2025, as compared with the prior year period. Net new orders in units decreased 7% while net new orders in dollars decreased 8% in the six months ended June 30, 2025, as compared with the prior year period. The decreased net new order volume and dollars in the three and six months ended June 30, 2025 over the comparable prior year periods was primarily attributable to the lower order volumes in our Texas and West segments. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 15% and 14% for the three and six months ended June 30, 2025, respectively, and 14% and 13% for the three and six months ended June 30, 2024, respectively. Ending backlog dollars, which represent orders for homes that have not yet closed, decreased 16% at June 30, 2025 compared with June 30, 2024.

Homes in production

The following is a summary of our homes in production:

	June 30, 2025	June 30, 2024
Sold	8,499	10,322
Unsold
Under construction	5,741	5,692
Completed	1,865	1,236
	7,606	6,928
Models	1,673	1,511
Total	17,778	18,761

The number of homes in production at June 30, 2025 was 5% lower than at June 30, 2024. This decrease was primarily due to a decreased number of sold homes due to lower backlog and improved production cycle times, which reduces the length of time a home sits in inventory. We continue to carefully monitor our production levels and expect to lower the percentage of our inventory that is unsold by the end of 2025.

Controlled lots

The following is a summary of our lots under control at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,884	6,964	10,848	3,946	6,693	10,639
Southeast	17,798	43,161	60,959	17,843	32,770	50,613
Florida	25,714	40,926	66,640	27,041	34,499	61,540
Midwest	11,580	20,946	32,526	11,271	20,061	31,332
Texas	16,014	22,340	38,354	15,420	23,663	39,083
West	25,992	14,326	40,318	26,655	14,727	41,382
Total	100,982	148,663	249,645	102,176	132,413	234,589
	40%	60%	100%	44%	56%	100%

Developed (%)	49%	23%	33%	48%	24%	34%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $10.1 billion at June 30, 2025.

Homebuilding Segment Operations

As of June 30, 2025, we conducted our operations in 47 markets located throughout 25 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Maryland, Massachusetts, New Jersey, Pennsylvania, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington
The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2025 vs. 2024	2024	2025	2025 vs. 2024	2024
Revenues:
Northeast	$347,437	35%	$257,153	$597,171	31%	$457,557
Southeast	747,017	(3)%	770,587	1,385,746	(7)%	1,487,809
Florida	1,037,352	(20)%	1,294,077	2,017,891	(17)%	2,438,954
Midwest	691,347	6%	651,580	1,273,789	8%	1,183,288
Texas	465,919	(20)%	583,303	878,332	(21)%	1,107,715
West	979,758	10%	890,769	1,868,555	17%	1,594,934
Other homebuilding (a)	33,767	(17)%	40,524	$82,936	11%	$74,539
	$4,302,597	(4)%	$4,487,993	$8,104,420	(3)%	$8,344,796
Income before income taxes (b):
Northeast	$88,586	51%	$58,793	$149,807	54%	$97,432
Southeast	147,642	(16)%	175,518	277,434	(19)%	341,432
Florida	190,216	(41)%	324,761	393,143	(36)%	611,664
Midwest	138,170	15%	120,397	243,752	15%	212,751
Texas	54,072	(49)%	105,138	104,935	(47)%	196,771
West	121,495	(3)%	125,094	214,072	3%	207,639
Other homebuilding (c)	24,178	(d)	75,233	26,496	(d)	144,909
	$764,359	(22)%	$984,934	$1,409,639	(22)%	$1,812,598

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes insurance reserve reversals of $51.9 million and $78.7 million, respectively, for the three and six months ended June 30, 2024, (see Note 8), and a gain of $37.7 million for the six months ended June 30, 2024 related to the sale of our minority interest in a joint venture.
(d)    Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2025 vs. 2024	2024	2025	2025 vs. 2024	2024
Closings (units):
Northeast	451	19%	378	790	19%	663
Southeast	1,402	(6)%	1,499	2,595	(12)%	2,944
Florida	1,882	(12)%	2,150	3,532	(13)%	4,067
Midwest	1,272	6%	1,196	2,362	8%	2,186
Texas	1,218	(17)%	1,472	2,257	(19)%	2,800
West	1,414	1%	1,402	2,686	6%	2,532
	7,639	(6)%	8,097	14,222	(6)%	15,192

Average selling price:
Northeast	$770	13%	$680	$756	10%	$690
Southeast	533	4%	514	534	6%	505
Florida	551	(8)%	602	571	(5)%	600
Midwest	544	0%	545	539	0%	541
Texas	383	(3)%	396	389	(2)%	396
West	693	9%	635	696	10%	630
	$559	2%	$549	$564	4%	$544

Net new orders - units:
Northeast	384	(4)%	400	788	(6)%	841
Southeast	1,405	1%	1,396	2,761	(1)%	2,790
Florida	1,773	2%	1,746	3,642	(2)%	3,718
Midwest	1,272	1%	1,265	2,660	5%	2,539
Texas	1,042	(18)%	1,275	2,329	(15)%	2,729
West	1,207	(23)%	1,567	2,668	(22)%	3,411
	7,083	(7)%	7,649	14,848	(7)%	16,028

Net new orders - dollars:
Northeast	$264,954	(7)%	$285,380	$581,960	(3)%	$599,534
Southeast	740,378	2%	728,250	1,474,753	3%	1,430,221
Florida	990,804	(3)%	1,020,211	2,079,434	(6)%	2,201,703
Midwest	688,715	(2)%	699,344	1,436,721	4%	1,381,019
Texas	384,980	(23)%	500,093	888,820	(17)%	1,075,810
West	818,107	(27)%	1,125,230	1,904,077	(20)%	2,368,880
	$3,887,938	(11)%	$4,358,508	$8,365,765	(8)%	$9,057,167

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2025 vs. 2024	2024
Cancellation rates:
Northeast	9%	7%	9%		6%
Southeast	13%	11%	12%		11%
Florida	15%	15%	15%		15%
Midwest	11%	10%	9%		9%
Texas	19%	15%	16%		15%
West	21%	19%	19%		17%
	15%	14%	14%		13%

Unit backlog:
Northeast			613	(18)%	745
Southeast			2,078	(1)%	2,092
Florida			2,905	(16)%	3,443
Midwest			2,100	3%	2,045
Texas			1,020	(35)%	1,566
West			2,063	(33)%	3,091
			10,779	(17)%	12,982

Backlog dollars:
Northeast			$490,911	(11)%	$550,349
Southeast			1,216,524	4%	1,164,148
Florida			1,874,145	(17)%	2,263,079
Midwest			1,227,094	1%	1,209,234
Texas			441,665	(37)%	698,484
West			1,592,900	(28)%	2,223,834
			$6,843,239	(16)%	$8,109,128

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Land-related charges (a):
Northeast	$47	$638	$241	$1,604
Southeast	3,525	1,566	5,674	2,556
Florida	2,850	576	5,289	917
Midwest	757	287	1,603	647
Texas	3,858	262	4,350	507
West	6,782	356	23,424	1,444
Other homebuilding	593	95	1,603	123
	$18,412	$3,780	$42,184	$7,798
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2025, Northeast home sale revenues increased 35% when compared with the prior year period due to a 19% increase in closings combined with a 13% increase in average selling price. The increase in closings and average selling price occurred across all markets. Income before income taxes increased 51%, primarily due to higher revenues and gross margins across all markets, partially offset by increased overhead costs across all markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2025, Northeast home sale revenues increased by a 31% when compared with the prior year period due to a 19% increase in closings combined with a 10% increase in average selling price. The increase in closings was primarily due to the timing of projects in our Northeast Corridor operations, while the increase in average selling price occurred across the majority of markets. Income before income taxes increased 54% primarily due to higher revenues and gross margins across all markets, partially offset by increased overhead costs across all markets. Net new orders decreased across all markets.

Southeast

For the second quarter of 2025, Southeast home sale revenues decreased 3% when compared with the prior year period due to a 6% decrease in closings partially offset by a 4% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 16%, primarily due to lower gross margins and higher overhead costs across the majority of markets. The increase in net new orders was mixed among markets.

For the six months ended June 30, 2025, Southeast home sale revenues decreased 7% when compared with the prior year period due to a 12% decrease in closings partially offset by a 6% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price was mixed among markets. Income before income taxes decreased 19% primarily due to lower gross margins across the majority of markets. The decrease in net new orders was mixed among markets.

Florida

For the second quarter of 2025, Florida home sale revenues decreased 20% when compared with the prior year period primarily due to a 12% decrease in closings combined with an 8% decrease in average selling price. The decrease in closings occurred across the majority of markets, while the decrease in average selling price occurred across all markets. Income before income taxes decreased 41% primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2025, Florida home sale revenues decreased 17% when compared with the prior year period due to a 13% decrease in closings combined with a 5% decrease in the average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 36% primarily due to lower revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

Midwest

For the second quarter of 2025, Midwest home sale revenues increased 6% when compared with the prior year period due to a 6% increase in closings partially offset by a slight decrease in average selling price. The increase in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes increased 15% primarily due to higher revenues and gross margins across the majority of markets. The increase in net new orders was mixed among markets.

For the six months ended June 30, 2025, Midwest home sale revenues increased 8% when compared with the prior year period due to an 8% increase in closings combined with a slight decrease in average selling price. The increase in closings and the decrease in average selling price occurred across the majority of markets. Income before income taxes increased 15% primarily due to higher revenues and gross margins across the majority of markets. The increase in net new orders was mixed among markets.

Texas

For the second quarter of 2025, Texas home sale revenues decreased 20% when compared with the prior year period due to a 17% decrease in closings combined with a 3% decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 49% primarily due to decreased revenues and gross margins across all markets, partially offset by lower overhead costs across the majority of markets. The decrease in net new orders occurred across all markets.

For the six months ended June 30, 2025, Texas home sale revenues decreased 21% when compared with the prior year period due to a 19% decrease in closings combined with a 2% decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 47% primarily due to decreased revenues and gross margins across all markets, partially offset by lower overhead costs across the majority of markets. Net new orders decreased across the majority of markets.

West

For the second quarter of 2025, West home sale revenues increased 10% when compared with the prior year period due to a 1% increase in closings combined with a 9% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 3%, primarily due to lower gross margins and increased overhead costs across the majority of markets. Net new orders decreased across the majority of markets.

For the six months ended June 30, 2025, West home sale revenues increased 17% when compared with the prior year period due to a 6% increase in closing combine with a 10% increase in average selling price. The increase in closings and average selling price occurred across the majority of markets. Income before income taxes increased 3% primarily due to increased revenues, partially offset by lower gross margins and increased overhead costs across the majority of markets. Net new orders decreased across all markets.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2025 vs. 2024	2024	2025	2025 vs. 2024	2024
Mortgage revenues	$74,224	(4)%	$76,967	$137,094	(2)%	$139,992
Title services revenues	25,047	(1)%	25,405	46,758	(1)%	47,224
Insurance agency commissions	1,887	(80)%	9,290	8,134	(52)%	16,803
Total Financial Services revenues	101,158	(9)%	111,662	191,986	(6)%	204,019
Expenses	(59,611)	21%	(49,334)	(114,581)	14%	(100,712)
Equity income from unconsolidated entities	1,250	19%	1,050	1,250	19%	1,050
Income before income taxes	$42,797	(32)%	$63,378	$78,655	(25)%	$104,357
Total originations:
Loans	4,984	(2)%	5,105	9,255	(2)%	9,437
Principal	$2,164,755	1%	$2,140,103	$4,030,773	3%	$3,895,150

	Six Months Ended
	June 30,
	2025	2024
Supplemental data:
Capture rate	85.5%	85.4%
Average FICO score	751	750
Funded origination breakdown:
Government (FHA, VA, USDA)	27%	25%
Other agency	69%	72%
Total agency	96%	97%
Non-agency	4%	3%
Total funded originations	100%	100%
Revenues

Total Financial Services revenues for the three and six months ended June 30, 2025 decreased 9% and 6%, respectively, compared with the comparable prior year periods, reflective of the lower homebuilding volume. Insurance agency commissions reflect lower policy retention and commission rates as a result of the evolving environment for home insurance as carriers adjust their premiums, geographic markets, and product coverages.

Income before income taxes

Income before income taxes in the three and six months ended June 30, 2025 decreased 32% and 25%, respectively, compared with the same period in 2024 due to lower insurance agency commissions combined with higher expenses.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2025 was 24.6% and 24.0%, respectively, compared with 22.8% and 23.2% for the comparable prior year periods. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our income tax expense for the three and six months ended June 30, 2024 also reflected a reduction in income tax liabilities totaling $13.2 million related to the favorable resolution of uncertain state tax positions.

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

At June 30, 2025, we had unrestricted cash and equivalents of $1.2 billion, restricted cash balances of $33.2 million, and $908.8 million available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 11.4% at June 30, 2025, compared with 11.8% at December 31, 2024. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, the repayment of certain of our unsecured senior notes due in March 2026, and operating expenses, including our general and administrative expenses. We plan to continue our dividend payments and repurchases of common stock. In August 2025, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next 12 months, we will need to repay or refinance our Revolving Credit Facility, which matures in June 2027, and additional unsecured senior notes beginning in January 2027 and beyond (see Note 4). We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

We had $1.6 billion of unsecured senior notes outstanding at both June 30, 2025 and December 31, 2024, with no repayments due until March 2026, when $251.9 million of unsecured senior notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $39.7 million and $35.8 million at June 30, 2025 and December 31, 2024, respectively. These notes have maturities ranging up to five years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Revolving credit facility

We maintain a revolving credit facility (the "Revolving Credit Facility") maturing in June 2027 that has a maximum borrowing capacity of $1.3 billion and contains an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). We were in compliance with all covenants and requirements as of June 30, 2025. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2025, we had no borrowings outstanding, $341.2 million of letters of credit issued, and $908.8 million of remaining capacity under the Revolving Credit Facility. At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

Joint venture debt

At June 30, 2025, aggregate outstanding debt of unconsolidated joint ventures was $36.5 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 13, 2025. The maximum aggregate commitment under the Repurchase Agreement was $650.0 million at June 30, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2025, Pulte Mortgage had $498.4 million outstanding at a weighted-average interest rate of 6.12% and $151.6 million of remaining capacity under the Repurchase Agreement. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted-average interest rate of 6.13% and $148.1 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

Dividends and share repurchase program

In the six months ended June 30, 2025, we declared cash dividends totaling $88.7 million and repurchased 5.8 million shares under our share repurchase authorization for $600.0 million. In the six months ended June 30, 2024, we declared cash dividends totaling $84.7 million and repurchased 5.1 million shares under our share repurchase authorization for $560.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. At June 30, 2025, we had remaining authorization to repurchase $1.6 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2025, we had outstanding letters of credit totaling $341.2 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.1 billion at June 30, 2025, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2025, these agreements had an aggregate remaining purchase price of $10.1 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At June 30, 2025, outstanding deposits totaled $673.1 million, of which $21.5 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of June 30, 2025 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the six months ended June 30, 2025 was $421.7 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. The cash inflows from our operations for the six months ended June 30, 2025 were primarily due to net income of $1.1 billion, partially offset by a net increase in inventories of $533.0 million, which was primarily attributable to land acquisition, development, and house spend to support expected future growth.

Net cash provided by operating activities in the six months ended June 30, 2024 was $657.3 million. The cash inflows from our operations for the six months ended June 30, 2024 were primarily due to net income of $1.5 billion, partially offset by a net increase in inventories of $473.7 million, which was primarily attributable to the increased number of homes in production coupled with land acquisition and development spend to support expected future growth, as well as a seasonal $55.3 million increase in residential mortgage loans available-for-sale.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2025 was $39.2 million. These cash outflows primarily resulted from capital expenditures of $64.1 million related to our ongoing investments in new communities, facilities, and information technology applications, partially offset by distributions of capital from unconsolidated entities of $39.4 million.

Net cash used in investing activities in the six months ended June 30, 2024 was $66.2 million. These cash outflows primarily resulted from capital expenditures of $55.3 million related to our ongoing investments in new communities, facilities, and information technology applications.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2025 totaled $768.9 million. These cash outflows resulted primarily from the repurchase of 5.8 million common shares for $600.0 million under our share repurchase authorization, payments of $90.1 million in cash dividends, payments of $22.4 million related to consolidated inventory not owned, and net repayments of $28.5 million under the Repurchase Agreement.

Net cash used in financing activities in the six months ended June 30, 2024 totaled $994.3 million. These cash outflows resulted primarily from the repurchase of 5.1 million common shares for $560.0 million under our share repurchase authorization, payments of $84.9 million in cash dividends, payments of $70.6 million related to consolidated inventory not owned, and $318.3 million of repayments of notes payable, partially offset by net borrowings of $24.4 million under the Repurchase Agreement.

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

Supplemental Guarantor Financial Information

As of June 30, 2025, PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no borrowings outstanding, $341.2 million of letters of credit issued, and $908.8 million of remaining capacity under its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data
ASSETS	June 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$1,117,535	$1,218,207
House and land inventory	12,911,638	12,354,274
Amount due from Non-Guarantor Subsidiaries	890,680	1,024,762
Total assets	16,136,750	15,589,227

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,570,083	$2,735,190
Notes payable	1,623,065	1,618,586
Total liabilities	4,656,932	4,801,056

	Six Months Ended
	June 30,
Summarized Statement of Operations Data	2025	2024
Revenues	$7,935,940	$8,223,331
Cost of revenues	5,779,077	5,778,838
Selling, general, and administrative expenses	748,053	704,832
Income before income taxes	1,371,236	1,774,676

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the six months ended June 30, 2025 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2025 ($000’s omitted):

	As of June 30, 2025 for the Years ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$10,900	$270,935	$338,277	$4,390	$4,340	$1,000,000	$1,628,842	$1,718,275
Average interest rate	3.72%	5.27%	4.99%	4.94%	5.00%	6.71%	6.09%

Variable rate debt (a)	$498,357	$—	$—	$—	$—	$—	$498,357	$498,357
Average interest rate	6.12%	—%	—%	—%	—%	—%	6.12%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2025 to April 30, 2025	1,003,005	$97.76	1,003,005	$1,784,840
May 1, 2025 to May 31, 2025	1,013,465	$102.02	1,013,465	$1,681,451
June 1, 2025 to June 30, 2025	967,392	$101.88	967,392	$1,582,898
Total	2,983,862	$100.54	2,983,862

(1)     During 2025, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     The Board of Directors approved a share repurchase authorization increase of $1.5 billion on January 29, 2025, which was publicly announced on January 30, 2025. There is no expiration date for this program, under which approximately $1.6 billion remained available for repurchases as of June 30, 2025.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Certificate of Amendment to the Articles of Incorporation, dated May 6, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 8, 2024)

	(e)	Amended and Restated By-Laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on May 6, 2025).

(f)
Certificate of Designation of Series A Junior Participating Preferred Shares, dated August 6, 2009 (Incorporated by reference to Exhibit 3(b) of our Registration Statement on Form 8-A, filed with the SEC on August 18, 2009)

(g)
Certificate of Elimination of Series A Junior Participating Preferred Shares of PulteGroup, Inc., dated June 2, 2025 (Incorporated by reference to Exhibit 3.1 of PulteGroup, Inc.’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).

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

22	(a)	List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22 to PulteGroup, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 6, 2025)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by James L. Ossowski, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 22, 2025