Form 10-K
period 2025-12-31
PULTEGROUP INC/MI/
filed 2026-02-04
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The aggregate market value of the registrant’s voting shares held by nonaffiliates of the registrant as of June 30, 2025, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was approximately $20.7 billion. As of January 22, 2026, the registrant had 192,327,885 shares of common shares outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.    BUSINESS

PulteGroup, Inc. is a Michigan corporation organized in 1956, though we date our founding to 1950, when our founder, Bill Pulte, built our first home. Over our history, we have delivered over 875,000 homes. We are one of the largest homebuilders in the United States ("U.S."), and our common shares are included in the S&P 500 Index and trade on the New York Stock Exchange under the ticker symbol "PHM". Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have financial services businesses, which include mortgage banking, title, and insurance agency operations, through Pulte Mortgage LLC ("Pulte Mortgage") and other subsidiaries.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). These filings are available at the SEC’s website at sec.gov. Our internet website address is pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment Committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

Homebuilding, our core business, involves the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Homebuilding generated 98% of our consolidated revenues of $17.3 billion in 2025, 98% of our consolidated revenues of $17.9 billion in 2024, and 98% of our consolidated revenues of $16.1 billion in 2023. Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2025, we operated out of 1,014 active communities in 47 markets across 26 states. We offer a broad product line to meet the needs of homebuyers in our targeted markets. Through our brands, which include Centex, Pulte Homes, Del Webb, DiVosta Homes, and John Wieland Homes and Neighborhoods, we offer a wide variety of home designs with varying levels of options and amenities to our major customer groups: first-time, move-up, and active adult. During 2025, we delivered closings totaling 29,572 homes, compared with 31,219 homes in 2024 and 28,603 homes in 2023.

We predominantly sell single-family detached homes, which represented 83% of our home closings in each of 2025, 2024 and 2023. The remaining units consist of attached homes, such as townhomes, condominiums, and duplexes. Sales prices of home closings during 2025 ranged from approximately $150,000 to over $3,000,000, with 82% falling within the range of $250,000 to $750,000. The average unit selling price was $566,000 in 2025, compared with $555,000 in 2024, and $545,000 in 2023.

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
•Increase our lot optionality within our land pipeline for increased flexibility, improved returns, and lower risk;
•Achieve scale within our existing markets by appropriately expanding market share among our primary buyer groups: first-time, move-up, and active adult;
•Maintain an appropriate balance of built-to-order and speculative homes; and
•Manage the Company's capital consistent with our stated priorities: invest in the business, fund our dividend, and routinely return excess funds to shareholders through share repurchases, while maintaining a modest leverage profile and ample liquidity.

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

Land is generally purchased after it is zoned and developed, or is ready for development, for our intended use. Where we develop land, we engage directly in many phases of the development process, including: land and site planning; obtaining environmental and other regulatory approvals; and constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and, when needed, local government authorities who construct roads and sewer and water systems in some areas. At December 31, 2025, we controlled 234,632 lots, of which 101,104 were owned and 133,528 were under land option agreements.

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

Our homes targeted to first-time homebuyers tend to be smaller with product offerings geared toward higher density and lower average selling prices relative to the local market. Move-up homebuyers tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we address the needs of active adults. Many of these active adult communities are age-restricted to homebuyers aged fifty-five and over and are highly amenitized, offering a variety of features, including athletic facilities, recreational centers, and educational classes, to facilitate the homebuyer maintaining an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be larger than first-time or move-up homebuyer communities. During 2025, 38%, 40%, and 22% of our home closings were to first-time, move-up, and active adult customers, respectively.

We believe that we are an innovator in home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams, supplemented by outside consultants, follow a disciplined product development process to introduce new features and technologies based on customer-validated data. Following this disciplined process results in distinctive design features, both in exterior facades and in interior options and features. We typically offer a variety of house floor plans and elevations in each community, including potential options and upgrades, such as different flooring, countertop, fixture, and appliance choices, and we design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared with existing homes and represents a key area of focus for our home designs, including high efficiency heating, ventilation, and air conditioning systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features. We also pre-wire homes for internet connectivity and various smart home features and products.

We market our homes to prospective homebuyers through internet listings and link placements, social media, mobile applications, media advertising, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's tech-enabled customers. This includes our websites (pulte.com, centex.com, delwebb.com, divosta.com, and jwhomes.com), which provide tools to help users find a home that meets their needs, investigate financing alternatives, maintain a home, learn more about us, and communicate directly with us.

Our sales teams consist primarily of commissioned employees, and the majority of our home closings also involve independent third party sales agents. Our sales consultants are responsible for guiding the customer through the sales process, including selecting the community, house floor plan, and options that meet the customer's needs. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which seeks to ensure that homebuyers are engaged and satisfied at every stage of the process. Fully furnished and landscaped model homes physically located in our communities, which leverage the expertise of our interior designers, are generally used to showcase our homes and their distinctive design features. We have also introduced virtual reality walkthroughs of our house floor plans in certain communities to provide prospective homebuyers with a more cost-effective means to provide a realistic vision of our homes.

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
Our sales contracts with customers generally require payment of a deposit at the time of contract signing and sometimes additional deposits upon selection of certain options or upgrade features for their homes. Our sales contracts also typically include a financing contingency that provides customers with the right to cancel if they cannot obtain mortgage financing at specified interest rates within a specified period. Our contracts may also include other contingencies, such as the sale of an existing home. Backlog, which represents orders for homes that have not yet closed, was $5.3 billion (8,495 units) at December 31, 2025 and $6.5 billion (10,153 units) at December 31, 2024. For orders in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2025, substantially all are scheduled to be closed during 2026, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of contract cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
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
•Utilizing our proprietary construction standards and practices, training of our field leadership and construction personnel, communication with our suppliers, and auditing our compliance through the use of both internal and third party construction experts; and
•Working with our suppliers using a data-driven, collaborative method to reduce construction costs.

Generally, the construction materials used in our operations are readily available from numerous sources. However, the cost of certain building materials, especially lumber, steel, concrete, resin, copper, and petroleum-based materials, is influenced by changes in global commodity prices, national tariffs, and other trade factors. Additionally, the ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand. To protect against changes in construction costs, labor and materials costs are generally established prior to or near the time when related sales contracts are signed with customers. In addition, we leverage our size by actively negotiating for certain materials on a national or regional basis to minimize costs. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future. For example, labor shortages in certain of our markets have become acute at various times in recent years in response to industry growth and increased demand outpacing the growth of the residential construction labor pool. Additionally, the supply of certain building materials has been impacted at various times by the combination of volatile consumer demand and periodic disruptions in the global supply chain. This volatility in demand, supply chain disruptions, and the consolidation of ownership of the source of supply for certain building materials have combined to increase the prices of those materials over time and could do so again in the future.

Competition

The housing industry in the U.S. is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only approximately 4% of U.S. new home sales in 2025. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales have traditionally represented less than 20% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory and any provider of for-sale or rental housing units, including apartment operators. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity, fluctuations in mortgage interest rates, and other macroeconomic factors over the last several years, our quarterly results in 2025 and 2024 are not necessarily indicative of results that may be achieved in the future.

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

Financial Services Operations

We conduct our financial services business, which includes mortgage banking, title, and insurance agency operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the Federal Housing Administration ("FHA"), Department of Veterans Affairs ("VA"), and Department of Agriculture ("USDA") and are a seller/servicer approved by Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing needs.

Operating through a captive business model targeted to supporting our Homebuilding operations, the business levels of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all of our loan production. We originated the mortgage loans for 64% of the homes we closed in 2025, 63% in 2024, and 61% in 2023. Other home closings are settled via either cash or third party lenders. Cash buyers represented 21% of home closings in each of 2025 and 2024, and 22% of home closings in 2023.

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

In originating and servicing mortgage loans, we are subject to the rules and regulations of the government-sponsored investors and other investors that purchase the loans we originate, as well as to those of other government agencies that have oversight of the government-sponsored investors or consumer lending rules in the U.S. These government agencies and government-sponsored investors include, but are not necessarily limited to, the Consumer Financial Protection Bureau, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac, and Ginnie Mae. In addition to being affected by changes in these programs, our mortgage banking business is also affected by many of the same factors that impact our homebuilding business.

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

Human Capital Resources

Workforce

At December 31, 2025, we employed 6,506 people, of which 1,034 were employed in our Financial Services operations. Of our homebuilding employees, 433 are involved in land acquisition and development functions; 2,228 are involved in construction and post-closing customer care functions; 1,465 are involved in the sales function; and 1,346 are involved in procurement, corporate, and other functions. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. We consider our employee relations to be good.

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

Culture and Objectives

Our key human capital management objectives are designed to attract, develop, and retain top talent. To support this goal, our human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits, and other programs; instill our culture with a focus on ethical behavior; and enhance our employees' performance through investment in technology, tools, and training to enable our employees to operate at a high level. Our commitment to the aforementioned goals is evidenced through our certification as a Great Place to Work®.

We believe that a workforce consisting of employees with diverse backgrounds and experiences produces unique perspectives in the workplace that serve to drive innovation and change, which we believe benefits the overall organization. We believe our employees are an integral part of the success of our business and the cultivation and development of their collective skillsets is an entity-wide priority and critical to our success. Our management teams are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of ethical business conduct that sets standards for appropriate ethical behavior.

Recruitment and Retention

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, area, and divisional management teams. The average tenure of our executive team and homebuilding area presidents is 17 years, and the average tenure of our homebuilding division presidents is also 17 years.

Information About Our Executive Officers

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Ryan R. Marshall	51	President and Chief Executive Officer	2012
Kevin A. Henry	58	Executive Vice President and Chief People Officer	2023
Matthew W. Koart	62	Executive Vice President and Chief Operating Officer	2023
James L. Ossowski	57	Executive Vice President and Chief Financial Officer	2025
Todd N. Sheldon	58	Executive Vice President, General Counsel and Corporate Secretary	2017
Robert T. O'Shaughnessy	60	Executive Vice President	2011
Brien P. O'Meara	53	Vice President and Controller	2020

The following is a brief account of the business experience of each executive officer during the past five years:

Mr. Marshall was appointed President in February 2016 and was additionally appointed Chief Executive Officer in September 2016.

Mr. Henry was appointed Executive Vice President and Chief People Officer in June 2023. Prior to joining our Company, he served as Chief People Officer at BlueLinx Corporation, a publicly-traded building product distributor, from March 2022 to June 2023 and, previously, as the Chief People Officer at Extended Stay America, a national operator of extended stay hotels, from August 2014 to February 2022.

Mr. Koart was appointed Executive Vice President and Chief Operating Officer in May 2023. Prior to joining our Company, he served as Chief Executive Officer of Koart Residential, Inc., a California residential developer, from December 2011 to May 2023.

Mr. Ossowski was appointed Senior Vice President, Finance in February 2017. On February 7, 2025 (the "Transition Date"), Mr. Ossowski succeeded Mr. O'Shaughnessy and was promoted to Executive Vice President and Chief Financial Officer.

Mr. Sheldon was appointed Executive Vice President, General Counsel and Corporate Secretary in March 2017.

Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011. In July 2024, the Company disclosed that Mr. O’Shaughnessy notified the Company of his intention to retire. Pursuant to the terms of his retirement, he served as the Company’s Chief Financial Officer until the Transition Date, at which time Mr. Ossowski succeeded him. Mr. O'Shaughnessy has since served as Executive Vice President and is expected to remain in this role until March 2026.

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

A large majority of our customers finance their home purchases through mortgage loans, many through Pulte Mortgage. Increases in interest rates can adversely affect the market for new homes, as potential homebuyers may be less willing or able to pay the increased monthly costs resulting from higher interest rates or to obtain mortgage financing. Up until 2022, mortgage interest rates in recent years had been at or near historic lows, thereby making new homes more affordable. However, in the second quarter of 2022, in response to the Federal Reserve's increases to the federal funds rate as part of their effort to reduce inflation, mortgage rates increased, reaching their highest levels since 2008. Despite recent interest rate cuts by the Federal Reserve beginning in September 2024, home mortgage interest rates have remained elevated. Ongoing volatility in interest rates may negatively impact our operations and financial results.

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

For example, beginning in 2006 and continuing through 2011, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. During this period, we incurred significant losses, including impairments of our land inventory and certain other assets, and some aspects of the housing industry have yet to return to pre-2007 production levels. Beginning in 2020, the COVID-19 pandemic also impacted our business and resulted in a significant slowdown in our business and impacts to our financial results, followed by historically high inflation, increased interest rates and weaker economic conditions, all of which impacted the affordability of our homes and consumer sentiment.

Inflation has resulted in increased costs that we may not be able to recoup and has impacted home affordability and consumer sentiment.

Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, significant inflation is often accompanied by higher interest rates, which have had a negative impact on demand for our homes in recent years. In an inflationary environment like the one we experienced in years following the COVID-19 pandemic, economic conditions and other market factors may make it difficult for us to raise home prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of consumers who can afford to purchase one of our homes. Heightened labor and material prices resulting from inflation can increase operational costs as well. If inflation persists or increases, we may not be able to adjust the pricing we charge for homes to offset these increased costs, which would adversely impact our results of operations and cash flows. In addition, inflation through the broader economy, especially when combined with higher mortgage interest rates, can negatively impact home affordability and consumer sentiment and created significant volatility in demand for new housing.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor. Labor shortages could limit the availability of construction labor. Additionally, the supply of certain building materials, especially lumber, wood-based materials such as roof and floor trusses and oriented strand boards, steel, resin, concrete, copper, and petroleum-based materials, could be limited by factors such as strong consumer demand, disruptions in the global supply chain, and major weather events at the point of manufacture of certain products. Supply constraints can also be further exacerbated by government policies that make it more difficult and/or expensive for suppliers to produce materials needed for our business. For instance, changes in laws, government regulations, or enforcement priorities, such as the imposition of tariffs (in particular on materials imported from Canada or Mexico) or other import or export restrictions, penalties or sanctions, including modification or elimination of international agreements covering trade or investment, or changes in immigration laws and/or their enforcement, could result in higher component costs, tighter overall labor conditions and a shortage of skilled tradespeople, which could in turn adversely affect our business. Several of these factors, along with the consolidation of ownership of the source of supply for certain building materials, could result in increases to the prices of some materials. Increased costs and shortages of labor and materials can cause increases in construction costs, and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

Our success depends on our ability to acquire land suitable for residential homebuilding in accordance with our land investment criteria.

The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

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

The market value of land can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability could be adversely affected, we may experience less-than-anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, land option or land banking arrangements previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate the agreements. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss. At times we have been required to record significant write-downs of the carrying value of our land inventory, and we have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. If market conditions were to deteriorate in the future, we could elect to not execute additional options and again be required to record significant write-downs to our land inventory, which would decrease the asset values reflected on our balance sheet and could materially and adversely affect our earnings and our shareholders' equity.

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

Our development, integration, and use of artificial intelligence (“AI”) technology in our operations remains in the early phases. We have started to assess the use of AI technology to drive productivity and analyze data. While we aim to develop, integrate, and use AI responsibly, we may ultimately be unsuccessful in identifying or resolving issues, such as accuracy limitations, cybersecurity risks, unintended biases, and discriminatory outputs, before they arise. AI is a new and emerging technology in early stages of commercial use and presents a number of risks inherent in its use, including, but not limited to, ethical considerations, public perception, intellectual property protection, regulatory compliance, privacy concerns, and data security, all of which could have a material adverse effect on our business, results of operations, and financial position. In addition, we cannot predict future developments in AI or their potential impact on our business and our industry. If we are unable to successfully and accurately develop, integrate, and use AI technology, as well as address the risks and challenges associated with AI, our business, results of operations, and financial position could be negatively impacted. Further, if our competitors are able to develop or leverage AI technologies more effectively than we do, including to better anticipate customer preferences, improve operational efficiency, or enhance products or services, our competitive position could be adversely affected. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related Financial Services operations and adversely affect our business or financial results.

Our operations are subject to building, safety, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These assessments have increased over recent years as other funding mechanisms have decreased, causing local governing authorities to seek greater contributions from homebuilders. Although recently imposed tariffs have not had a material impact on our construction costs, newly imposed or increased tariffs, duties and/or trade restrictions on imported materials and goods that are used in connection with the construction and delivery of our homes may raise our costs for these items or for the products made with them. All of these factors have caused and could in the future cause an increase in the effective cost of our homes.

We also are subject to a variety of local, state, and federal laws and regulations concerning protection of health, safety, and the environment, including laws and regulations governing the disclosure of certain information relating to the environmental impact of our operations. The impact of environmental laws on our operations varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and could prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. More stringent requirements could be imposed in the future on homebuilders, developers, and financial services companies, thereby increasing the cost of compliance.

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

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We rely on subcontractors to perform the actual construction of our homes and, in some cases, to select and procure building materials. Despite our detailed specifications and quality control procedures, in limited cases, subcontractors may use improper construction processes or defective materials. In such cases, it can result in the need to perform repairs to homes. We record warranty and other reserves relating to the homes we sell based on historical experience in our markets.

We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or participate in a project-specific insurance program. Policies issued by our captive insurance subsidiaries represent self-insurance of those risks by us. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Our insurance coverage, our subcontractor arrangements, and our reserves may not be adequate to address all our warranty and construction defect claims in the future, and there is typically a lag between our payment of claims and reimbursements from applicable insurance carriers or other third parties. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects have become more costly and limited. There can be no assurance that coverage will not be further restricted, become more costly, or even become unavailable in the future. Additionally, we are exposed to counterparty default risk related to our subcontractors, our insurance carriers, and our subcontractors’ insurance carriers.

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

Our Homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. For instance, in recent years, hurricanes have caused significant disruptions in Florida and our Southeastern markets but did not result in a material impact to our results of operations. In addition, the increased prevalence of forest fires in recent years in our western markets has caused disruptions to our sales operations and development delays, and significant weather events have contributed to plant closures and transportation delays that have exacerbated stress on our supply chain. Furthermore, if our insurance does not fully cover losses or business interruptions resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

Across various regions in which we operate, costs associated with homeowner, hazard, and flood insurance have increased in recent years, driven in part by the increasing frequency and severity of weather‑related losses. In some cases, these conditions have constrained homeowners’ ability to obtain adequate coverage. While these issues have not had a material impact on our business thus far, continued increases in insurance costs, further limitations on coverage availability, or insufficient insurance coverage for business interruptions or losses could adversely affect home affordability, demand, and our operating results in the future.

The impact of climate change or other governmental regulation may adversely impact our business.

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

The capital and credit markets can experience significant volatility. We may need credit-related liquidity for the future development of our business and other capital needs. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2025, we had cash, cash equivalents, and restricted cash of $2.0 billion as well as $892.9 million available under our revolving credit facility, which was amended effective February 4, 2026 to extend its maturity date to February 4, 2031, increase the total committed capacity to $1.75 billion, and expand the uncommitted accordion feature to $750 million, providing for potential capacity of $2.5 billion, subject to certain conditions and the availability of additional bank commitments ("Revolving Credit Facility"). However, our internal sources of liquidity and Revolving Credit Facility may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity is our ability to use letters of credit and surety bonds relating to certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2025, we had outstanding letters of credit and surety bonds totaling $357.1 million and $3.1 billion, respectively. These letters of credit are generally issued via our unsecured Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and cost of operations could be adversely affected.

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

As of December 31, 2025, we had deferred tax assets of $70.6 million, against which we provided a valuation allowance of $21.4 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change. The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

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

We are in the process of a multi-year implementation of new enterprise resource planning systems (“ERP”). The ERP implementation will require the integration of the new ERP systems with multiple new and existing information systems and business processes and will be designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP implementation will continue to require ongoing maintenance and monitoring. Conversion from our old systems to the new ERP systems may cause inefficiencies until the ERP systems are stabilized and mature. The implementation of our new ERP systems will mandate new procedures and certain modifications to our disclosure controls and procedures and internal control over financial reporting, and it will take time for such procedures and controls to become mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP systems, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting. The ERP implementation is costly and may not ultimately result in the operational benefits to the Company that are currently anticipated.

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

Our business could be materially and adversely affected by epidemics, pandemics, or other public health emergencies.

Our business could be materially and adversely disrupted by the outbreak and spread of contagious diseases, including epidemics, pandemics, or other serious public health threats, such as the COVID-19 pandemic, as well as by the fear of such events. Public health emergencies may result in measures taken by international, federal, state, and local governments, agencies, law enforcement, and or health authorities, including travel restrictions, quarantines, business closures, workforce limitations, and other regulatory or emergency actions. These measures could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time.

Any epidemic, pandemic, or similar public health issue, including events like COVID-19, and the related governmental, regulatory, or private sector responses could adversely affect our operations, supply chain, workforce availability, customer demand, and ability to deliver products or services. Such events and responses could also contribute to broader macroeconomic effects, including inflation, labor shortages, changes in consumer behavior, and supply chain disruptions, which could further negatively impact our business, financial condition, and results of operations.

The extent to which future public health emergencies may affect our business will depend on a number of factors, including the duration and severity of the outbreak, the timing and effectiveness of containment measures, the impact on global and regional economic conditions, and our ability to adapt our operations in response to changing circumstances. Any of these factors, individually or in the aggregate, could have a material adverse impact on our consolidated financial statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established processes and policies for assessing, identifying, and managing material risks posed by cybersecurity threats. Our processes and policies are designed to be based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework with our processes focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are also frequently working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. We conduct tabletop simulation exercises with outside consultants at least annually to test our processes and policies and use feedback from those exercises to improve our processes. Our senior management team members are active participants in each of those exercises, and members of the Audit Committee of our Board of Directors have participated in some of those exercises as well. Our processes and policies include the identification of those third-party relationships that have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity matters as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face to our business strategy, results of operations, and financial condition, see Item 1A Risk Factors – Information technology failures or data security breaches could harm our business and result in substantial costs.

Governance

Cybersecurity and risks related to our information technology and other computer resources are an important focus of our Board of Directors’ risk oversight. Our Audit Committee receives materials on a frequent basis to address the identification and status of information technology cybersecurity risks, and management, including our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO"), provides quarterly updates to our Audit Committee and an update to our Board of Directors at least annually with respect to cybersecurity matters. Our Audit Committee regularly reviews and discusses with management the strategies, processes, procedures, and controls pertaining to the management of the Company’s information technology operations, including cybersecurity risks. This enables management to provide oversight, set risk tolerances, and support a comprehensive cybersecurity program that manages material cybersecurity risks to the Company. Aspects of the information systems of our Homebuilding operations and our Financial Services operations are separate where appropriate based on differences in business needs, though our information technology operations are centralized under a single CIO and a single CISO, each with enterprise-wide responsibilities. Our CISO reports to our CIO and is responsible for managing the information security team and working to ensure the team is assessing and managing cybersecurity risks in accordance with our processes and procedures. Our CIO has over 30 years’ experience managing enterprise information technology systems. Our CISO has over 30 years’ experience working in information technology and cybersecurity roles and is a certified information security manager as certified by the Information Systems Audit and Control Association ("ISACA").

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

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 3350 Peachtree Road NE, Suite 1500, Atlanta, Georgia 30326. Pulte Mortgage leases its primary office facilities in Denver, Colorado. Our Homebuilding divisions and Financial Services branches lease office space in the geographic locations in which they conduct their daily operations. In total across our organization, we lease approximately 1.6 million square feet of office space. The Company considers its properties suitable and adequate for its current business operations.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM). At January 22, 2026, there were 1,842 shareholders of record.

In November 2025, our Board of Directors approved a quarterly cash dividend of $0.26 per common share, payable on January 6, 2026, to shareholders of record on December 16, 2025. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, capital requirements and liquidity, cash flows, and financial conditions.

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2025 to October 31, 2025	839,372	$124.81	839,372	$1,178,138	(2)
November 1, 2025 to November 30, 2025	759,867	119.07	759,867	$1,087,663	(2)
December 1, 2025 to December 31, 2025	847,009	123.68	847,009	$982,902	(2)
Total	2,446,248	$122.64	2,446,248

(1)During 2025, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)On January 29, 2025, the Board of Directors approved an increase to our share repurchase authorization of $1.5 billion, which was publicly announced on January 30, 2025. There is no expiration date for this program, under which $982.9 million remained available as of December 31, 2025. During 2025, we repurchased 10.6 million shares for a total of $1.2 billion under this program.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares, for the fiscal years ended December 31, 2021, 2022, 2023, 2024, and 2025, (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2025

	2020	2021	2022	2023	2024	2025
PULTEGROUP, INC.	$100.00	$134.05	$108.29	$247.74	$263.19	$285.70
S&P 500 Index - Total Return	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Select Home Construction Index	100.00	149.77	110.95	188.14	192.88	183.73
* Assumes $100 invested on December 31, 2020, and the reinvestment of dividends.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. It also should be read in conjunction with the disclosure under “Special Notes Concerning Forward-Looking Statements” found in Item 7A of this Annual Report on Form 10-K. The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended December 31, 2025 and 2024. For similar operating and financial data and discussion of our fiscal 2024 results compared to our fiscal 2023 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 6, 2025.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2025	2024
Income before income taxes:
Homebuilding	$2,753,291	$3,795,924
Financial Services	158,030	209,955
Income before income taxes	2,911,321	4,005,879
Income tax expense	(692,591)	(922,617)
Net income	$2,218,730	$3,083,262

Diluted earnings per share	$11.12	$14.69

Overview

In 2025, consumer demand weakened due to ongoing affordability challenges, resulting from elevated mortgage interest rates and higher housing costs, as well as volatility in other macroeconomic and geopolitical conditions, including higher job losses and weakened consumer confidence. We have responded to these conditions by adjusting production cadence and sales prices where necessary and focusing sales incentives on discounts on spec inventory (houses without customer orders) and closing cost incentives, especially mortgage interest rate buydowns. Despite these efforts, net new orders in units decreased 4% in 2025 versus 2024.

We expect that many homebuyers will continue to face affordability challenges, so our sales paces may remain volatile on a monthly basis. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic. Additionally, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. This is evidenced in our gross margin from home sales, which decreased to 26.3% in 2025 versus 28.9% in 2024. Additionally, gross margin from home sales decreased each quarter in 2025, from 27.5% in the first quarter of 2025 to 24.7% in the fourth quarter of 2025. These decreases are primarily due to the aforementioned elevated sales incentives combined with higher land costs. While we expect to continue to generate healthy gross margins, they may decline somewhat in future periods as a result of these factors.

In response to the significant shift in market conditions in 2025, we have slowed the pace of our housing starts, have increased sales incentives, and are taking additional pricing actions in many of our communities, which resulted in $77.4 million of land inventory impairments in 2025. We continue to update the underwriting for our land option contracts prior to buying additional land and have made decisions to walk away from a number of land option agreements, which resulted in write-offs of deposits and pre-acquisition costs totaling $48.4 million in 2025. We will continue working with our trade partners to update the costs for materials, labor, and services to reflect changes in market conditions and will continue to adjust our overhead cost structure as necessary to align with demand.

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
–Maintaining a focus on shareholder return through dividends and share buybacks, including an 18% increase in our dividends from $0.22 to $0.26 per share effective with our January 2026 dividend payment and approving an additional $1.5 billion share repurchase authorization effective January 2025, bringing our total remaining share repurchase authorization to $1.0 billion as of December 31, 2025, after $1.2 billion of share repurchases in 2025; and
–Maintaining a modest leverage profile and ample liquidity.

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

Homebuilding Operations

The following is a summary of income before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2025	FY 2025 vs. FY 2024	2024
Home sale revenues	$16,743,522	(3)%	$17,318,521
Land sale and other revenues	179,764	(8)%	195,435
Total Homebuilding revenues	16,923,286	(3)%	17,513,956
Home sale cost of revenues (a)	(12,341,421)	—%	(12,311,766)
Land sale and other cost of revenues	(166,041)	(13)%	(189,893)
Selling, general, and administrative expenses ("SG&A") (b)	(1,573,928)	19%	(1,321,276)
Equity income from unconsolidated entities (c)	2,897	(d)	43,151
Other income (expense), net (e)	(91,502)	(d)	61,752
Income before income taxes	$2,753,291	(27)%	$3,795,924
Supplemental data:
Gross margin from home sales (a)	26.3%	(260) bps	28.9%
SG&A % of home sale revenues (b)	9.4%	180 bps	7.6%
Closings (units)	29,572	(5)%	31,219
Average selling price	$566	2%	$555
Net new orders (f):
Units	27,914	(4)%	29,226
Dollars	$15,518,916	(6)%	$16,493,524
Cancellation rate	15%		15%
Average active communities	993	5%	945
Backlog at December 31:
Units	8,495	(16)%	10,153
Dollars	$5,270,112	(19)%	$6,494,718

(a)Includes the amortization of capitalized interest.
(b)Includes insurance reserve reversals of $42.3 million and $333.9 million in 2025 and 2024, respectively.
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

Home sale revenues

Home sale revenues for 2025 were lower than 2024 by $575.0 million, or 3%. The decrease was attributable to a 5% decrease in closings, partially offset by a 2% increase in average selling price. The decrease in closings in 2025 was primarily attributable to lower net new orders in 2025 and a weaker order backlog entering the year, partially offset by a higher community count and improved production cycle times. Average selling price increased primarily due to product and geographic mix, including a slightly higher mix of closings toward our move-up buyers and in our Northeast segment, both of which carry a higher average selling price, partially offset by higher sales incentives.

Home sale gross margins

Home sale gross margins were 26.3% in 2025, compared with 28.9% in 2024. The lower home sale gross margins were primarily attributable to the aforementioned pricing actions we took in 2025, including elevated sales incentives, increased land acquisition and development costs, and higher land impairments as the result of the more challenging market conditions. We expect these factors to continue to impact our gross margins over the near term. Gross margins in 2025 were also unfavorably impacted by our efforts to reduce completed spec inventory to more appropriate levels, which we expect will continue to be an area of focus in 2026. While we have made significant progress in reducing the level of spec inventory during 2025, the level of completed spec inventory remains elevated for the current demand environment.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $13.7 million and $5.5 million in 2025 and 2024, respectively.

SG&A

SG&A as a percentage of home sale revenues was 9.4% and 7.6% in 2025 and 2024, respectively. The gross dollar amount of our SG&A increased $252.7 million, or 19%, in 2025 compared with 2024. This increase resulted primarily from insurance reserve reversals of $42.3 million in 2025 compared to $333.9 million in 2024. Additionally, SG&A in 2025 reflects headcount and technology costs to support ongoing production volumes and investments for future growth. We expect to continue managing and balancing our overhead costs consistent with the demand environment.

Other income (expense), net

Other income (expense), net includes the following ($000’s omitted):

	2025	2024
Write-offs of deposits and pre-acquisition costs (Note 2)	$(48,442)	$(18,266)
Amortization of intangible assets (Note 1)	(20,093)	(10,034)
Goodwill impairment (Note 1)	(28,553)	—
Property and equipment impairments	(49,629)	—
Gain (loss) on debt retirement	—	(222)
Interest income	44,428	59,486
Interest expense	(605)	(479)
Miscellaneous, net (a)	11,392	31,267
Total other income (expense), net (b)	$(91,502)	$61,752

(a)Includes a gain of $17.5 million in 2024 related to the sale of a non-homebuilding property.
(b)Other income (expense), net includes impairments in 2025 resulting from our expected divestiture of certain manufacturing assets. The net assets and operating results related to such manufacturing assets are immaterial.

Net new orders

Net new orders in units decreased 4% in 2025 compared with 2024, while net new orders in dollars decreased by 6% compared with 2024. The decreased net new order volume and dollars in 2025 were primarily due to lower order volume in our Texas and West segments. The annual cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% in each of 2025 and 2024. Ending backlog dollars, which represents orders for homes that have not yet closed, decreased 19% in 2025 compared with 2024 due to the aforementioned lower order volume.

Homes in production

The following is a summary of our homes in production at December 31, 2025 and 2024:

	2025	2024
Sold	6,489	7,680
Unsold
Under construction	5,217	6,897
Completed	1,999	1,862
	7,216	8,759
Models	1,759	1,593
Total	15,464	18,032

The number of homes in production at December 31, 2025 was 14% lower compared to December 31, 2024. This decrease was primarily due to lower order volumes and improved production cycle times, which reduces the length of time a home remains under construction.

Controlled lots

The following is a summary of our lots under control at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,671	7,202	10,873	3,946	6,693	10,639
Southeast	18,853	36,519	55,372	17,843	32,770	50,613
Florida	25,849	34,345	60,194	27,041	34,499	61,540
Midwest	10,319	21,660	31,979	11,271	20,061	31,332
Texas	16,220	19,162	35,382	15,420	23,663	39,083
West	26,192	14,640	40,832	26,655	14,727	41,382
Total	101,104	133,528	234,632	102,176	132,413	234,589
	43%	57%	100%	44%	56%	100%

Developed (%)	50%	25%	36%	48%	24%	34%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $10.0 billion at December 31, 2025.

Homebuilding Segment Operations

Our Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2025, we conducted our operations in 47 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2025	FY 2025 vs. FY 2024	2024
Revenues:
Northeast	$1,242,515	16%	$1,068,199
Southeast	2,959,063	3%	2,880,882
Florida	4,264,540	(9)%	4,706,048
Midwest	2,727,733	5%	2,590,309
Texas	1,675,539	(22)%	2,140,699
West	3,876,804	(1)%	3,933,430
Other Homebuilding	177,092	(9)%	194,389
	$16,923,286	(3)%	$17,513,956
Income before income taxes (a):
Northeast	$293,867	28%	$229,996
Southeast	560,480	(11)%	631,527
Florida	821,646	(27)%	1,121,311
Midwest	539,061	10%	490,185
Texas	162,179	(53)%	345,594
West	378,997	(31)%	552,839
Other homebuilding (b)	(2,939)	(c)	424,472
	$2,753,291	(27)%	$3,795,924
Closings (units):
Northeast	1,649	9%	1,518
Southeast	5,598	(2)%	5,697
Florida	7,442	(6)%	7,906
Midwest	5,026	6%	4,750
Texas	4,352	(20)%	5,452
West	5,505	(7)%	5,896
	29,572	(5)%	$31,219
Average selling price:
Northeast	$753	7%	$704
Southeast	529	5%	506
Florida	573	(4)%	595
Midwest	543	0%	545
Texas	385	(2)%	393
West	704	6%	667
	$566	2%	$555

(a)    Includes land-related charges as summarized in the following land-related charges table (Notes 2 and 3).
(b)    Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets,impairment of intangible assets, the amortization of capitalized interest, and other items not allocated to the operating segments, and the elimination of internal capital charges allocated to the operating segments. Also includes insurance reserve reversals of $42.3 million and $333.9 million in 2025 and 2024, respectively (Note 11), goodwill impairment of $28.6 million in 2025 (Note 1), impairment of property and equipment of $49.6 million in 2025 (Note 1), and a gain of $39.5 million in 2024 related to the sale of our minority interest in a joint venture.
(c)    Percentage not meaningful.

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2025	FY 2025 vs. FY 2024	2024
Net new orders - units:
Northeast	1,541	(2)%	1,566
Southeast	5,437	1%	5,363
Florida	7,068	2%	6,909
Midwest	4,829	(1)%	4,860
Texas	4,195	(12)%	4,763
West	4,844	(16)%	5,765
	27,914	(4)%	29,226
Net new orders - dollars:
Northeast	$1,112,945	(5)%	$1,165,949
Southeast	2,861,575	3%	2,786,663
Florida	3,974,320	(1)%	4,015,536
Midwest	2,622,300	(1)%	2,642,969
Texas	1,572,662	(15)%	1,841,487
West	3,375,114	(16)%	4,040,920
	$15,518,916	(6)%	$16,493,524
Cancellation rates:
Northeast	9%		7%
Southeast	13%		12%
Florida	15%		16%
Midwest	10%		10%
Texas	17%		17%
West	21%		19%
	15%		15%
Unit backlog:
Northeast	507	(18)%	615
Southeast	1,751	(8)%	1,912
Florida	2,421	(13)%	2,795
Midwest	1,605	(11)%	1,802
Texas	791	(17)%	948
West	1,420	(32)%	2,081
	8,495	(16)%	10,153
Backlog dollars:
Northeast	$376,551	(26)%	$506,121
Southeast	1,030,029	(9)%	1,127,517
Florida	1,520,814	(16)%	1,808,363
Midwest	958,730	(10)%	1,064,162
Texas	328,300	(24)%	431,177
West	1,055,688	(32)%	1,557,378
	$5,270,112	(19)%	$6,494,718

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2025	2024
Land-related charges (a):
Northeast	$1,779	$8,142
Southeast	20,216	4,006
Florida	11,743	2,804
Midwest	4,905	1,598
Texas	24,967	9,643
West	59,259	7,412
Other homebuilding	4,045	967
	$126,914	$34,572

(a)Land-related charges include land impairments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs. Other homebuilding consists primarily of write-offs of capitalized interest resulting from land-related charges. See Notes 2 and 3 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2025, Northeast home sale revenues increased 16% compared with 2024 due to a 9% increase in closings combined with a 7% increase in average selling price. The increase in closings occurred across the majority of markets, while the increase in average selling price occurred across all markets. Income before income taxes increased 28%, primarily due to increased revenues across the majority of markets, and higher gross margins across all markets. Net new orders decreased across the majority of markets.

Southeast:

For 2025, Southeast home sale revenues increased 3% compared with 2024 due to a 5% increase in average selling price partially offset by a 2% decrease in closings. The increase in average selling price was mixed among markets, while the decrease in closings occurred across the majority of markets. Income before income taxes decreased 11% primarily due to lower gross margins across all markets. Net new orders increased across the majority of markets.

Florida:

For 2025, Florida home sale revenues decreased 9% compared with 2024 due to a 6% decrease in closings combined with a 4% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 27%, primarily due to lower revenue across the majority of markets and lower gross margins across all markets. Net new orders increased across the majority of markets.

Midwest:

For 2025, Midwest home sale revenues increased 5% compared with 2024 due to a 6% increase in closings partially offset by a slight decrease in average selling price. The increase in closings and decrease in average selling price occurred across the majority of markets. Income before income taxes increased 10%, primarily due to increased revenues and gross margins across the majority of markets. The decrease in net new orders was mixed among markets.

Texas:

For 2025, Texas home sale revenues decreased 22% compared with 2024 due to a 20% decrease in closings combined with a 2% decrease in average selling price. The decrease in closings occurred across all markets, while the decrease in average selling price was primarily due to decreases in Central Texas. Income before income taxes decreased 53%, primarily due to decreased gross margins across the majority of markets. Net new orders decreased across all markets.

West:

For 2025, West home sale revenues decreased 1% compared with 2024 primarily due to an 7% decrease in closings partially offset by a 6% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 31%, primarily due to decreased gross margin across the majority of markets. Net new orders decreased across the majority of markets.

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

	Years Ended December 31,
	2025	FY 2025 vs. FY 2024	2024
Mortgage revenues	$283,799	(5)%	$298,128
Title services revenues	97,669	(1)%	99,103
Insurance agency commissions	7,199	(80)%	35,763
Total Financial Services revenues	388,667	(10)%	432,994
Expenses	(231,887)	3%	(224,086)
Equity income from unconsolidated entities	1,250	19%	1,050
Other expense, net	—	(a)	(3)
Income before income taxes	$158,030	(25)%	$209,955
Total originations:
Loans	18,977	(4)%	19,770
Principal	$8,229,007	(1)%	$8,340,836

(a)     Percentage not meaningful

	Years Ended December 31,
	2025	2024
Supplemental Pulte Mortgage data:
Capture rate	84.7%	85.9%
Average FICO score	752	750
Funded origination breakdown:
Government (FHA, VA, USDA)	26%	25%
Other agency	70%	72%
Total agency	96%	97%
Non-agency	4%	3%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues during 2025 decreased 10% compared with 2024 reflective of the lower homebuilding volume and lower margins on loan production in a more competitive environment. Insurance agency commissions reflect lower policy retention and commission rates as a result of the evolving environment for home insurance as carriers adjust their premiums, geographic markets, and product coverages.

Income before income taxes

The decrease in income before income taxes for 2025 as compared with 2024 was primarily due to lower insurance agency commissions.

Income Taxes

Our effective income tax rate was 23.8% and 23.0% for 2025 and 2024, respectively. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. See Note 8 for additional discussion of our effective income tax rate.

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

At December 31, 2025, we had unrestricted cash and equivalents of $2.0 billion, restricted cash balances of $27.9 million, and $892.9 million available under our Revolving Credit Facility (as defined below). Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 11.2% at December 31, 2025 as compared with 11.8% at December 31, 2024.

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

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. Though we generated significant cash flows from operations in 2024 and 2025, as we increase the number of homes under production in the future, this will require a greater use of cash. Additionally, we plan to continue our dividend payments and repurchases of common stock. In August 2026, we need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement"). While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration.

However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next twelve months, we will need to repay or refinance our Revolving Credit Facility, which matures in 2031, and our unsecured senior notes, the next tranche of which becomes due in March 2026. We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

At December 31, 2025, we had $1.6 billion of unsecured senior notes outstanding with no repayments due until March 2026, when $251.9 million of notes are scheduled to mature.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $47.2 million at December 31, 2025. These notes have maturities ranging up to 4 years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Joint venture debt

At December 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $43.9 million.

Revolving credit facility

As of December 31, 2025, we maintained a revolving credit facility ("Revolving Credit Facility") scheduled to mature in June 2027 with a maximum borrowing capacity of $1.3 billion and an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. Effective February 4, 2026, we amended and restated the Revolving Credit Facility to (i) extend the maturity date to February 4, 2031, (ii) increase total committed capacity to $1.75 billion, and (iii) expand the uncommitted accordion feature to $750 million, providing for potential capacity of $2.5 billion, subject to certain customary conditions and additional lender commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2025, we were in compliance with all covenants and requirements. Outstanding amounts and other obligations under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties. Pulte Mortgage uses these resources to finance its lending activities until the loans are sold in the secondary market, which generally occurs within 30 days.

Pulte Mortgage maintains a master repurchase agreement with third-party lenders entered into in August 2025 (the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment was $625.0 million at December 31, 2025, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted average interest rate of 5.51%, and $92.7 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

Dividends and share repurchase program

We declared quarterly cash dividends totaling $183.0 million and $171.4 million in 2025 and 2024, respectively, and repurchased 10.6 million and 10.1 million shares in 2025 and 2024, respectively, for a total of $1.2 billion and $1.2 billion in 2025 and 2024, respectively. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. At December 31, 2025, we had remaining authorization to repurchase $982.9 million of common shares.

Contractual obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2025, we had outstanding letters of credit of $357.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.1 billion at December 31, 2025, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2025, these agreements had an aggregate remaining purchase price of $10.0 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At December 31, 2025, outstanding deposits totaled $724.2 million, of which $23.9 million is refundable.

We are under contract to purchase federal transferable tax credits that we expect to use to offset future federal income tax obligations totaling $354.1 million. The timing of such purchases is intended to approximate the timing of our expected federal income tax obligations.

For further information regarding our primary obligations, refer to Note 5, "Debt" and Note 11, "Commitments and Contingencies" to the Consolidated Financial Statements included elsewhere in this Annual Report on 10-K for amounts outstanding as of December 31, 2025, related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in 2025 was $1.9 billion, compared with net cash provided by operating activities of $1.7 billion in 2024. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels and residential mortgage loans available-for-sale, each of which experiences seasonal fluctuations. Our positive cash flow from operations for 2025 was primarily due to our net income of $2.2 billion, which was partially offset by a $213.4 million net increase in inventories primarily attributable to investment in land inventory.

Net cash provided by operating activities in 2024 was primarily due to our net income of $3.1 billion, which was partially offset by a $787.5 million net increase in inventories primarily attributable to investment in land inventory.

Investing activities

Net cash used in investing activities totaled $80.4 million in 2025, compared with $94.5 million in 2024. The 2025 cash outflows primarily reflect capital expenditures of $122.7 million related to our ongoing investment in new communities, construction operations, and information technology applications, partially offset by distributions of capital from unconsolidated entities of $63.7 million.

Net cash used in investing activities in 2024 primarily reflects capital expenditures of $118.5 million related to our ongoing investment in new communities, construction operations, and information technology applications.

Financing activities

Net cash used in financing activities was $1.4 billion in 2025 compared with $1.8 billion during 2024. The net cash used in financing activities for 2025 resulted primarily from the repurchase of 10.6 million common shares for $1.2 billion under our repurchase authorization, cash dividends of $176.7 million, and repayments of debt of $24.5 million.

Net cash used in financing activities for 2024 resulted primarily from the repurchase of 10.1 million common shares for $1.2 billion under our repurchase authorization, cash dividends of $167.7 million, and repayments of debt of $355.8 million.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again, we have historically experienced variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. We generally experience increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. This seasonal activity increases our working capital requirements in our third and fourth quarters to support our home production and loan origination volumes. As a result of the seasonality of our operations, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year. Additionally, given the disruption in economic activity, supply chain challenges, increase in mortgage interest rates, and other macroeconomic factors, our quarterly results in 2025 and 2024 are not necessarily indicative of results that may be achieved in the future.

Supplemental Guarantor Financial Information

As of December 31, 2025 PulteGroup, Inc. had outstanding $1.6 billion principal amount of unsecured senior notes due at dates from March 2026 through February 2035 and no amounts outstanding on its Revolving Credit Facility.

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

The following tables present summarized financial information for PulteGroup, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among PulteGroup, Inc. and the Guarantor Subsidiaries, as well as their investment in and equity in earnings from the Non-Guarantor Subsidiaries ($000’s omitted):

PulteGroup, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet Data	December 31,
ASSETS	2025	2024
Cash, cash equivalents, and restricted cash	$1,632,196	$1,218,207
House and land inventory	12,635,442	12,354,274
Amount due from Non-Guarantor Subsidiaries	1,083,631	1,024,762
Total assets	16,507,470	15,589,227

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,601,837	$2,735,190
Notes payable	1,631,098	1,618,586
Total liabilities	4,682,755	4,801,056

	Years Ended December 31,
Summarized Statement of Operations Data	2025	2024
Revenues	$16,594,878	$17,200,473
Cost of revenues	12,220,999	12,228,331
Selling, general, and administrative expenses	1,508,055	1,314,547
Income before income taxes	3,047,519	3,789,812

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

Generally, a community must have projected gross margin percentages in the single digits or lower to potentially fail the undiscounted cash flow step and proceed to the fair value step. Our overall gross margin realized during 2025 and our average gross margin in backlog at December 31, 2025 both exceeded 25%, and we have only a small minority of communities with gross margins below 10%. However, in the event of an extended economic slowdown that leads to moderate or significant decreases in the price of new homes in certain geographic or buyer submarkets, we could have a larger number of communities that begin to approach these levels such that more detailed impairment analyses would be necessary, and the resulting impairments could be material. Additionally, we have $1.3 billion of deposits and pre-acquisition costs at December 31, 2025 related to option agreements to acquire additional land. In the event of an extended economic slowdown, we could elect to cancel a large portion of such land option agreements, which would generally result in the write-off of the related deposits and pre-acquisition costs.

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

Our recorded reserves for all such claims totaled $259.4 million and $267.5 million at December 31, 2025 and 2024, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 68% of the total general liability reserves at December 31, 2025 and 2024, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $175 million to $325 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2025 and 2024, we reduced general liability reserves by $42.3 million and $333.9 million, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of losses related to construction defect claims in recent years as compared with our previous experience. We attribute the favorable experience in more recent years to a variety of factors, including improved construction techniques, rising home values, and increased participation from our subcontractors in resolving claims. The cumulative effect of these factors, as evidenced by the favorable claims experience for an extended period, have resulted in our actuarial estimates placing less weight on older, higher cost policy years and relatively more weight on more recent, lower cost policy years.

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

The following tables set forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of December 31, 2025 and 2024 ($000’s omitted).

	As of December 31, 2025 for the Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$282,084	$342,348	$7,556	$4,341	$—	$1,000,000	$1,636,329	$1,755,396
Average interest rate	5.16%	5.03%	6.64%	5.00%	—%	6.71%	6.09%

Variable rate debt (a)	$532,338	$—	$—	$—	$—	$—	$532,338	$532,338
Average interest rate	5.51%	—%	—%	—%	—%	—%	—%

	As of December 31, 2024 for the Years Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$10,563	$268,390	$337,277	$4,340	$4,340	$1,000,000	$1,624,910	$1,701,270
Average interest rate	2.82%	5.30%	5.00%	5.00%	5.00%	6.71%	6.09%

Variable rate debt (a)	$526,906	$—	$—	$—	$—	$—	$526,906	$526,906
Average interest rate	6.13%	—%	—%	—%	—%	—%	6.13%

(a) Includes the Pulte Mortgage Repurchase Agreement. There were no borrowings outstanding under our Revolving Credit Facility at either December 31, 2025 or 2024.

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

At December 31, 2025 and 2024, residential mortgage loans available-for-sale had an aggregate fair value of $613.7 million and $629.6 million, respectively. At December 31, 2025 and 2024, we had aggregate IRLCs of $820.2 million and $469.4 million, respectively, which were originated at interest rates prevailing at the date of commitment. Unexpired forward contracts totaled $1.3 billion and $977.0 million at December 31, 2025 and 2024, respectively, and whole loan investor commitments totaled $270.6 million and $237.1 million, respectively, at such dates. Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates would not be material to our financial results due to the offsetting nature in the movements in fair value of our financial instruments.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry conditions or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; supply shortages and the cost of labor and building materials; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; rapidly changing technological developments including, but not limited to, the use of artificial intelligence in the homebuilding industry; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks associated with the implementation of a new enterprise resource planning system; risks related to information technology failures, data security issues, and the effect of cybersecurity incidents and threats; the impact of negative publicity on sales; failure to retain key personnel; the impairment of our intangible assets; disruptions associated with epidemics, pandemics or other serious public health threats (as well as fear of such events), and the measures taken to address it; the effect of cybersecurity incidents and threats; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
($000’s omitted, except per share data)

	2025	2024
ASSETS
Cash and equivalents	$1,980,869	$1,613,327
Restricted cash	27,907	40,353
Total cash, cash equivalents, and restricted cash	2,008,776	1,653,680
House and land inventory	12,925,413	12,692,820
Residential mortgage loans available-for-sale	613,665	629,582
Investments in unconsolidated entities	167,342	215,416
Other assets	2,217,483	2,001,991
Goodwill	40,377	68,930
Other intangible assets	26,210	46,303
Deferred tax assets	49,157	55,041
	$18,048,423	$17,363,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $78,613 and $112,639 at December 31, 2025 and 2024, respectively	$724,885	$727,995
Customer deposits	387,837	512,580
Deferred tax liabilities	448,493	443,566
Accrued and other liabilities	1,338,330	1,412,166
Financial Services debt	532,338	526,906
Notes payable	1,631,098	1,618,586
Total liabilities	5,062,981	5,241,799
Shareholders’ equity:
Common shares, $0.01 par value; 500,000,000 shares authorized, 192,724,978 and 202,912,881 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,927	2,029
Additional paid-in capital	3,488,924	3,425,384
Retained earnings	9,494,591	8,694,551
Total shareholders’ equity	12,985,442	12,121,964
	$18,048,423	$17,363,763

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2025, 2024, and 2023
(000’s omitted, except per share data)

	2025	2024	2023
Revenues:
Homebuilding
Home sale revenues	$16,743,522	$17,318,521	$15,598,707
Land sale and other revenues	179,764	195,435	142,116
	16,923,286	17,513,956	15,740,823
Financial Services	388,667	432,994	320,755
Total revenues	17,311,953	17,946,950	16,061,578

Homebuilding Cost of Revenues:
Home sale cost of revenues	(12,341,421)	(12,311,766)	(11,030,206)
Land sale and other cost of revenues	(166,041)	(189,893)	(124,607)
	(12,507,462)	(12,501,659)	(11,154,813)

Financial Services expenses	(231,887)	(224,086)	(187,280)
Selling, general, and administrative expenses	(1,573,928)	(1,321,276)	(1,312,642)
Equity income from unconsolidated entities, net	4,147	44,201	4,561
Other income (expense), net	(91,502)	61,749	37,863
Income before income taxes	2,911,321	4,005,879	3,449,267
Income tax expense	(692,591)	(922,617)	(846,895)
Net income	$2,218,730	$3,083,262	$2,602,372

Net income per share:
Basic	$11.21	$14.82	$11.79
Diluted	$11.12	$14.69	$11.72
Cash dividends declared	$0.92	$0.82	$0.68

Number of shares used in calculation:
Basic	197,966	208,107	219,958
Effect of dilutive securities	1,571	1,722	1,205
Diluted	199,537	209,829	221,163

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2025, 2024, and 2023
(000’s omitted)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Total
	Shares	$
Shareholders' equity, December 31, 2022	225,840	$2,258	$3,330,138	$5,581,702	$8,914,098
Share issuances	511	6	4,835	—	4,841
Dividends declared	—	—	—	(149,806)	(149,806)
Share repurchases	(13,793)	(138)	—	(999,862)	(1,000,000)
Excise tax on share repurchases	—	—	—	(9,691)	(9,691)
Cash paid for shares withheld for taxes	—	—	—	(11,991)	(11,991)
Share-based compensation	—	—	33,434	—	33,434
Net income	—	—	—	2,602,372	2,602,372
Shareholders' equity, December 31, 2023	212,558	$2,126	$3,368,407	$7,012,724	$10,383,257
Share issuances	422	4	9,288	—	9,292
Dividends declared	—	—	—	(171,390)	(171,390)
Share repurchases	(10,067)	(101)	—	(1,199,898)	(1,199,999)
Excise tax on share repurchases	—	—	—	(11,550)	(11,550)
Cash paid for shares withheld for taxes	—	—	—	(18,597)	(18,597)
Share-based compensation	—	—	47,689	—	47,689
Net income	—	—	—	3,083,262	3,083,262
Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	454	4	8,558	—	8,562
Dividends declared	—	—	—	(182,979)	(182,979)
Share repurchases	(10,642)	(106)	—	(1,199,890)	(1,199,996)
Excise tax on share repurchases	—	—	—	(11,482)	(11,482)
Cash paid for shares withheld for taxes	—	—	—	(24,339)	(24,339)
Share-based compensation	—	—	54,982	—	54,982
Net income	—	—	—	2,218,730	2,218,730
Shareholders' equity, December 31, 2025	192,725	$1,927	$3,488,924	$9,494,591	$12,985,442
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025, 2024, and 2023
($000’s omitted)

	2025	2024	2023
Cash flows from operating activities:
Net income	$2,218,730	$3,083,262	$2,602,372
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	10,779	151,097	104,266
Land-related charges	126,914	34,572	43,115
Goodwill impairment	28,553	—	—
Property and equipment impairments	49,629	—	—
Depreciation and amortization	112,507	89,162	80,824
Equity income from unconsolidated entities	(4,147)	(44,201)	(4,561)
Distributions of earnings from unconsolidated entities	4,222	2,557	4,564
Share-based compensation expense	54,823	54,690	48,200
Other, net	311	(13,460)	(1,421)
Increase (decrease) in cash due to:
Inventories	(213,372)	(787,475)	(354,016)
Residential mortgage loans available-for-sale	15,917	(113,327)	160,934
Other assets	(293,904)	(489,623)	(290,631)
Accounts payable, accrued and other liabilities	(239,713)	(286,460)	(196,884)
Net cash provided by operating activities	1,871,249	1,680,794	2,196,762
Cash flows from investing activities:
Capital expenditures	(122,716)	(118,545)	(92,201)
Investments in unconsolidated entities	(15,744)	(16,037)	(23,403)
Distributions of capital from unconsolidated entities	63,743	9,179	3,265
Other investing activities, net	(5,707)	30,927	(16,756)
Net cash used in investing activities	(80,424)	(94,476)	(129,095)
Cash flows from financing activities:
Repayments of notes payable	(24,508)	(355,826)	(123,290)
Financial Services borrowings (repayments), net	5,432	27,279	(87,084)
Debt issuance costs	(1,446)	(1,534)	(1,572)
Proceeds from liabilities related to consolidated inventory not owned	44,095	50,047	129,656
Payments related to consolidated inventory not owned	(46,733)	(105,787)	(76,303)
Share repurchases	(1,199,996)	(1,199,999)	(1,000,000)
Excise tax on share repurchases	(11,550)	(9,691)	—
Cash paid for shares withheld for taxes	(24,339)	(18,597)	(11,991)
Dividends paid	(176,684)	(167,707)	(142,459)
Net cash used in financing activities	(1,435,729)	(1,781,815)	(1,313,043)
Net increase (decrease)	355,096	(195,497)	754,624
Cash, cash equivalents, and restricted cash at beginning of period	1,653,680	1,849,177	1,094,553
Cash, cash equivalents, and restricted cash at end of period	$2,008,776	$1,653,680	$1,849,177

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$17,248	$26,052	$10,786
Income taxes paid, net	$698,756	$739,680	$784,453

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with an original maturity of three months or less. Cash and equivalents at December 31, 2025 and 2024 also included $15.4 million and $21.3 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and goodwill impairment

Goodwill, which represents the cost of acquired businesses in excess of the fair value of the net assets of such businesses at the acquisition date, totaled $40.4 million and $68.9 million at December 31, 2025 and 2024, respectively.

We assess goodwill for impairment annually in the fourth quarter and if events or changes in circumstances indicate the carrying amount may not be recoverable. In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. In conjunction with our annual impairment test in the fourth quarter of 2025, it was determined that $28.6 million of goodwill was not recoverable based on the estimated fair value of the related assets.

Other intangible assets

Other intangible assets consist primarily of tradenames acquired in connection with acquisitions and totaled $26.2 million, net of accumulated amortization of $128.4 million, at December 31, 2025, and $46.3 million, net of accumulated amortization of $108.3 million, at December 31, 2024. Such tradenames are generally being amortized over 20-year lives. Amortization expense totaled $20.1 million, $10.0 million, and $10.5 million in 2025, 2024 and 2023, respectively, and is expected to be $5.7 million in 2026, 2027, and 2028, $3.9 million in 2029, and $0.9 million in 2030. The ultimate realization of these assets is dependent upon the future cash flows and benefits that we expect to generate from their use.

We assess intangibles for impairment if events or changes in circumstances indicate the carrying amount may not be recoverable. In 2025, we reassessed the recoverability of certain intangible assets, which resulted in impairments totaling $10.8 million.

Property and equipment

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: office furniture and equipment - 3 to 10 years; leasehold improvements - life of the lease; software and hardware - 3 to 5 years; model park improvements and furnishings - 1 to 5 years. Property and equipment are included in other assets and totaled $238.6 million, net of accumulated depreciation of $343.5 million, at December 31, 2025 and $253.1 million, net of accumulated depreciation of $286.8 million, at December 31, 2024. Depreciation expense totaled $92.4 million, $79.1 million, and $70.3 million in 2025, 2024, and 2023, respectively.

Advertising costs

Advertising costs are expensed to selling, general, and administrative expense as incurred and totaled $81.6 million, $74.6 million, and $57.5 million, in 2025, 2024, and 2023, respectively.

Employee benefits

We maintain a defined contribution retirement plan that covers substantially all of our employees. Company contributions to the plan totaled $33.0 million, $31.2 million, and $27.8 million in 2025, 2024, and 2023, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	2025	2024	2023
Write-offs of deposits and pre-acquisition costs (Note 2)	$(48,442)	$(18,266)	$(23,512)
Amortization of intangible assets (Note 1)	(20,093)	(10,034)	(10,538)
Goodwill impairment (Note 1)	(28,553)	—	—
Property and equipment impairments	(49,629)	—	—
Gain (loss) on debt retirement	—	(222)	663
Interest income	44,428	59,486	61,533
Interest expense	(605)	(479)	(469)
Miscellaneous, net (a)	11,392	31,264	10,186
Total other income (expense), net (b)	$(91,502)	$61,749	$37,863

(a)Includes a gain of $17.5 million in 2024 related to the sale of a non-homebuilding property.
(b)Other income (expense), net includes impairments in 2025 resulting from our expected divestiture of certain manufacturing assets. The net assets and operating results related to such manufacturing assets are immaterial.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “Numerator”) by the weighted-average number of common shares, adjusted for unvested shares, (the “Denominator”), for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in 2025, 2024, and 2023.

In accordance with Accounting Standards Codification ("ASC") 260, "Earnings Per Share", the two-class method determines earnings per share for each class of common stock and participating securities according to an earnings allocation formula that adjusts the Numerator for dividends or dividend equivalents and participation rights in undistributed earnings. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. A decreasing number of our outstanding restricted share units are considered participating securities such that there was no impact for the years ended December 31, 2025 and 2024. The following table presents a reconciliation of the Numerator used in the earnings per share calculation for the year ended December 31, 2023 ($000's omitted):

December 31, 2023
Numerator:
Net income	$2,602,372
Less: earnings distributed to participating securities	(511)
Less: undistributed earnings allocated to participating securities	(8,990)
Numerator for basic earnings per share	$2,592,871
Add: undistributed earnings allocated to participating securities	8,990
Less: undistributed earnings reallocated to participating securities	(8,923)
Numerator for diluted earnings per share	$2,592,938

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

Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer at the home closing date. Our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposit liabilities related to sold but undelivered homes, which totaled $387.8 million and $512.6 million at December 31, 2025 and 2024, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 11 for information on warranties and related obligations.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $82.6 million and $91.1 million at December 31, 2025 and 2024, respectively.

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of IRLCs that are accounted for at fair value through Financial Services revenues at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2025 and 2024, residential mortgage loans available-for-sale had an aggregate fair value of $613.7 million and $629.6 million, respectively, and an aggregate outstanding principal balance of $621.6 million and $645.7 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages during 2025, 2024, and 2023 were $227.9 million, $235.1 million, and $149.8 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this exposure at the time the sale is recorded. Such reserves were immaterial at December 31, 2025 and 2024.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $27.9 million, $26.8 million, and $20.4 million in 2025, 2024, and 2023, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At December 31, 2025 and 2024, we had aggregate IRLCs of $820.2 million and $469.4 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2025 and 2024, we had unexpired forward contracts of $1.3 billion and $977.0 million, respectively, and whole loan investor commitments of $270.6 million and $237.1 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their location in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2025		December 31, 2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
IRLCs	$1,459	$20,829	$1,452	$14,946
Forward contracts	3,316	3,407	13,233	1,943
Whole loan commitments	24	85	50	80
	$4,799	$24,321	$14,735	$16,969

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of December 31, 2025 or 2024.

New accounting pronouncements

In 2025, we adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded disclosure of our income rate reconciliation and income taxes paid. We adopted ASU 2023-09 following the prospective method. Accordingly, prior period disclosures have not been modified. See Note 8.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventory

Major components of inventory at December 31, 2025 and 2024 were ($000’s omitted):

	2025	2024
Homes under construction	$5,192,711	$5,770,355
Land under development	6,955,016	6,243,745
Raw land	637,936	548,848
Consolidated inventory not owned (a)	120,160	102,865
Land held for sale	$19,590	$27,007
	$12,925,413	$12,692,820

(a)    Consolidated inventory not owned includes land sold to third parties for which the Company retains a repurchase option.

In all periods presented, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Activity related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2025	2024	2023
Interest in inventory, beginning of period	$139,960	$139,078	$137,262
Interest capitalized	104,479	112,416	126,040
Interest expensed	(122,112)	(111,534)	(124,224)
Interest in inventory, end of period	$122,327	$139,960	$139,078

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

If an entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. No VIEs required consolidation at either December 31, 2025 or 2024 because we determined that we were not the primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. The following provides a summary of our interests in land option agreements ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2025		December 31, 2024
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$436,258	$3,307,698	$358,066	$3,104,196
Other land options	830,642	6,695,156	700,397	6,127,486
	$1,266,900	$10,002,854	$1,058,463	$9,231,682

Land-related charges

We recorded the following land-related charges ($000's omitted):

	Statement of Operations Classification	2025	2024	2023
Land impairments	Home sale cost of revenues	77,357	11,988	19,603
Net realizable value adjustments ("NRV") - land held for sale	Land sale and other cost of revenues	$1,115	$4,318	$—
Write-offs of deposits and pre-acquisition costs	Other income (expense), net	48,442	18,266	23,512
Total land-related charges		$126,914	$34,572	$43,115

Our evaluations for land-related charges are based on our best estimates of the future cash flows for our communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, the long life cycles of certain of our communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from such estimates. As land impairments were not significant in 2025, 2024, or 2023, we have not disclosed certain unobservable inputs and ranges used to determine the fair value of associated communities.

3. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues are composed of single-family detached homes, as well as attached homes, such as townhomes, condominiums, and duplexes. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2025	2024	2023
Revenues:
Northeast	$1,242,515	$1,068,199	$969,107
Southeast	2,959,063	2,880,882	2,669,065
Florida	4,264,540	4,706,048	4,650,355
Midwest	2,727,733	2,590,309	2,084,807
Texas	1,675,539	2,140,699	2,040,164
West	3,876,804	3,933,430	3,182,947
Other homebuilding (a)	177,092	194,389	144,378
	16,923,286	17,513,956	15,740,823
Financial Services	388,667	432,994	320,755
Consolidated revenues	$17,311,953	$17,946,950	$16,061,578

Cost of Revenues
Northeast	$(840,045)	$(729,284)	$(665,616)
Southeast	(2,069,322)	(1,948,510)	(1,792,371)
Florida	(3,010,191)	(3,153,767)	(3,040,705)
Midwest	(1,930,473)	(1,854,693)	(1,521,994)
Texas	(1,273,133)	(1,526,930)	(1,434,639)
West	(3,115,723)	(3,017,970)	(2,476,076)
Other homebuilding (b)	(268,575)	(270,505)	(223,412)
	(12,507,462)	(12,501,659)	(11,154,813)

SG&A:
Northeast	$(102,160)	$(94,925)	$(85,666)
Southeast	(295,164)	(287,274)	(255,327)
Florida	(401,278)	(427,392)	(396,978)
Midwest	(246,908)	(236,195)	(196,159)
Texas	(221,400)	(257,490)	(224,434)
West	(343,738)	(341,613)	(284,392)
Other homebuilding (c)	36,720	323,613	130,314
	(1,573,928)	(1,321,276)	(1,312,642)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2025	2024	2023
Other Segment Items (d):
Northeast	$(6,443)	$(13,994)	$(7,317)
Southeast	(34,097)	(13,571)	(17,524)
Florida	(31,425)	(3,578)	(19,191)
Midwest	(11,291)	(9,236)	(12,688)
Texas	(18,827)	(10,685)	(9,189)
West	(38,346)	(21,008)	(42,486)
Other homebuilding (e)	51,824	176,975	151,102
	(88,605)	104,903	42,707
Financial Services	(230,637)	(223,039)	(187,563)
	$(319,242)	$(118,136)	$(144,856)

Income (loss) before income taxes (e):
Northeast	$293,867	$229,996	$210,508
Southeast	560,480	631,527	603,843
Florida	821,646	1,121,311	1,193,481
Midwest	539,061	490,185	353,966
Texas	162,179	345,594	371,902
West	378,997	552,839	379,993
Other homebuilding	(2,939)	424,472	202,382
	2,753,291	3,795,924	3,316,075
Financial Services	158,030	209,955	133,192
Consolidated income before income taxes	$2,911,321	$4,005,879	$3,449,267

(a)Other Homebuilding includes revenues from land sales and construction services.
(b)Other Homebuilding includes cost of revenues related to land sales, construction services, and amortization of capitalized interest.
(c)Other Homebuilding includes insurance reserve reversals of $42.3 million, $333.9 million, and $130.8 million in 2025, 2024 and 2023, respectively (see Note 11). Other Homebuilding also includes eliminations of corporate overhead allocated to the operating segments.
(d)Other Segment Items reflects other sources of income and expense, including internal capital charge allocations that are eliminated within Other Homebuilding.
(e)Other Homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, impairment of intangible assets, and other items not allocated to the operating segments. Also includes goodwill impairment of $28.6 million in 2025 (Note 1), impairment of property and equipment of $49.6 million in 2025 (Note 1), and a gain of $39.5 million in 2024 related to the sale of our minority interest in a joint venture.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2025	2024	2023
Land-related charges (a):
Northeast	$1,779	$8,142	$497
Southeast	20,216	4,006	7,853
Florida	11,743	2,804	2,683
Midwest	4,905	1,598	7,786
Texas	24,967	9,643	3,661
West	59,259	7,412	19,343
Other homebuilding	4,045	967	1,292
	$126,914	$34,572	$43,115

(a)Land-related charges include land impairments, NRV adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See Note 2 for additional discussion of these charges.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Northeast	$3,409	$2,882	$3,365
Southeast	10,809	6,940	6,056
Florida	19,063	15,623	13,471
Midwest	9,150	8,229	8,207
Texas	7,961	6,911	6,214
West	27,025	15,482	12,438
Other homebuilding	24,942	23,997	22,992
	102,359	80,064	72,743
Financial Services	10,148	9,098	8,081
	$112,507	$89,162	$80,824

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31,
	2025		2024
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$735,538	$830,114	$716,530	$807,922
Southeast	2,224,780	2,646,216	2,006,958	2,298,692
Florida	3,204,259	3,664,325	3,246,588	3,676,910
Midwest	1,406,118	1,560,397	1,401,747	1,529,602
Texas	1,545,253	1,829,532	1,645,213	1,905,394
West	3,720,564	4,224,604	3,684,393	4,212,636
Other homebuilding (a)	88,901	2,400,496	(8,609)	1,934,728
	12,925,413	17,155,684	12,692,820	16,365,884
Financial Services	—	892,739	—	997,879
	$12,925,413	$18,048,423	$12,692,820	$17,363,763

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned and land held for sale allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million, net of cumulative impairment charges of $48.7 million at December 31, 2025, and goodwill of $68.9 million, net of cumulative impairment charges of $20.2 million at December 31, 2024.

4. Investments in unconsolidated entities

We participate in a number of joint ventures and other investments with independent third parties. These entities generally purchase, develop, and sell land, including selling land to us for use in our Homebuilding operations. Our investments in such entities totaled $167.3 million and $215.4 million at December 31, 2025 and 2024, respectively. In 2025, 2024, and 2023, we recognized earnings from unconsolidated joint ventures of $4.1 million, $44.2 million, and $4.6 million, respectively. We received distributions of capital from our unconsolidated joint ventures of $63.7 million, $9.2 million, and $3.3 million in 2025, 2024, and 2023, respectively. We made capital contributions to our unconsolidated joint ventures of $15.7 million, $16.0 million, and $23.4 million in 2025, 2024, and 2023, respectively.

At December 31, 2025, aggregate outstanding debt of unconsolidated joint ventures was $43.9 million.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt

Our notes payable are summarized as follows ($000’s omitted):

	December 31,
	2025	2024
5.500% unsecured senior notes due March 2026 (a)	$251,867	$251,867
5.000% unsecured senior notes due January 2027 (a)	337,277	337,277
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
Net premiums, discounts, and issuance costs (b)	(5,231)	(6,324)
Total senior notes	$1,583,913	$1,582,820
Other notes payable	47,185	35,766
Notes payable	$1,631,098	$1,618,586
Estimated fair value	$1,755,396	$1,701,270

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2025, we were in compliance with all of the covenants and requirements under the senior notes.

We retired outstanding debt totaling $355.8 million and $123.3 million during 2024 and 2023, respectively. The retirements in 2024 included open market repurchases of $193.4 million and $106.6 million of our unsecured senior notes scheduled to mature in 2026 and 2027, respectively. Our total repurchases during the twelve months ended 2024, including open market repurchases, were $310.2 million.

Other notes payable

Other notes payable include non-recourse and limited recourse collateralized notes with third parties that totaled $47.2 million and $35.8 million at December 31, 2025 and 2024, respectively. These notes have maturities ranging up to 4 years, are secured by the applicable land positions to which they relate, and generally have no recourse to any other assets. The stated interest rates on these notes range up to 9%. We recorded inventory through seller financing of $70.9 million, $54.9 million, and $46.7 million in 2025, 2024, and 2023, respectively.

Revolving credit facility

As of December 31, 2025, we maintained a revolving credit facility ("Revolving Credit Facility") scheduled to mature in June 2027 with a maximum borrowing capacity of $1.3 billion and an uncommitted accordion feature that could increase the capacity to $1.8 billion, subject to certain conditions and availability of additional bank commitments. Effective February 4, 2026, we amended and restated our Revolving Credit Facility to (i) extend the maturity to February 4, 2031, (ii) increase total committed capacity to $1.75 billion, and (iii) expand the uncommitted accordion feature to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility also provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of December 31, 2025, we were in compliance with all covenants and requirements. Outstanding amounts and other obligations under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Revolving Credit Facility. At December 31, 2024, we had no borrowings outstanding, $321.1 million of letters of credit issued, and $928.9 million of remaining capacity under the Revolving Credit Facility.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders entered into in August 2023 (the "Original Repurchase Agreement", and as amended, the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment was $625.0 million at December 31, 2025 which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted average interest rate of 5.51%, and $92.7 million of remaining capacity under the Repurchase Agreement. At December 31, 2024, Pulte Mortgage had $526.9 million outstanding at a weighted average interest rate of 6.13% and $148.1 million of remaining capacity under the Original Repurchase Agreement, as amended, replaced by the Repurchase Agreement. Pulte Mortgage was in compliance with all of its covenants and requirements as of such dates.

6. Shareholders’ equity

We declared quarterly cash dividends totaling $183.0 million, $171.4 million, and $149.8 million in 2025, 2024, and 2023, respectively. Under a share repurchase program authorized by our Board of Directors, we repurchased 10.6 million, 10.1 million, and 13.8 million shares in 2025, 2024, and 2023, respectively, for a total of $1.2 billion, $1.2 billion, and $1.0 billion in 2025, 2024, and 2023, respectively. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. At December 31, 2025, we had remaining authorization to repurchase $982.9 million of common shares.

Under our stock compensation plans, we accept shares as payment under certain conditions related to vesting of restricted shares and share units, generally related to the payment of tax obligations. During 2025, 2024, and 2023, employees surrendered shares valued at $24.3 million, $18.6 million, and $12.0 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

7. Stock compensation plans

We maintain a stock award plan for both employees and non-employee directors. The plan provides for the grant of a variety of equity awards, including time-based and performance-based restricted share units ("RSUs") to key employees for periods not to exceed ten years. Non-employee directors are awarded an annual distribution of common shares. RSUs represent the right to receive an equal number of common shares and are converted into common shares upon distribution. Time-based RSUs generally cliff vest after three years, and RSU holders earn cash or accrued dividends during the vesting period. Performance-based RSUs vest upon attainment of the stated performance targets and minimum service requirements and are converted into common shares upon distribution. As of December 31, 2025, there were 9.9 million shares that remained available for grant under the plan. Our stock compensation expense is presented below ($000's omitted):

	2025	2024	2023
RSUs	$33,388	$31,821	$28,112
Other long-term incentive plans	21,435	22,869	20,088
	$54,823	$54,690	$48,200

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSUs

A summary of RSUs is presented below (000’s omitted, except per share data):

	2025		2024		2023
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Outstanding, beginning of year	1,431	$67	1,659	$54	1,628	$48
Granted	317	111	307	107	714	59
Distributed	(573)	55	(496)	46	(550)	44
Forfeited	(40)	90	(39)	66	(133)	52
Outstanding, end of year	1,135	$85	1,431	$67	1,659	$54

During 2025, 2024, and 2023, the total fair value of shares vested during the year was $66.2 million, $52.6 million, and $33.8 million, respectively. Unamortized compensation cost related to share awards was $29.3 million at December 31, 2025. These costs will be expensed over a weighted-average period of approximately two years. Additionally, there were 0.2 million deferred shares at December 31, 2025, that had vested but had not yet been paid out because the payout date had been deferred by the holders.

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

8. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2025	2024	2023
Current expense
Federal	$560,980	$649,308	$622,205
State and other	120,832	122,212	120,424
	$681,812	$771,520	$742,629
Deferred expense
Federal	$4,677	$120,415	$72,854
State and other	6,102	30,682	31,412
	$10,779	$151,097	$104,266
Income tax expense	$692,591	$922,617	$846,895

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate ($000's omitted, expect percentages):

	2025		2024	2023
	Amount	Percent	Percent	Percent
Income taxes at federal statutory rate	$611,377	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax (a)	101,631	3.5	3.6	3.5
Domestic federal reconciling items
Federal tax credits	(23,001)	(0.8)	(1.1)	(0.2)
Other	2,584	0.1	(0.5)	0.3
Effective rate	$692,591	23.8%	23.0%	24.6%

(a)State taxes in Florida, California, and Illinois comprised the majority (greater than 50 percent) of the tax effect in this category in 2025.

The effective tax rates differ from the federal statutory rate primarily due to state income tax expense and benefits associated with various federal energy tax credits.

The following table presents our income taxes paid, net of any refunds, by jurisdiction ($000's omitted):

2025
US federal (a)	$570,413
State and local
Florida	46,543
Other	81,800
Total	$698,756

(a) Includes cash payments of $341.4 million to acquire transferable tax credits, which were applied to our federal income tax obligations.

Deferred tax assets and liabilities reflect temporary differences arising from the different treatment of items for tax and accounting purposes. Components of our net deferred tax liability are as follows ($000’s omitted):

	At December 31,
	2025	2024
Deferred tax assets:
Accrued insurance	$92,004	$92,283
Inventory valuation reserves	49,564	51,370
Capitalized inventory expenses	42,325	43,338
State NOL carryforwards	67,511	73,550
Other	78,408	66,055
	329,812	326,596
Deferred tax liabilities:
Deferred income	(637,003)	(630,888)
Fixed assets and intangibles	(26,089)	(21,882)
Other	(44,639)	(39,983)
	(707,731)	(692,753)
Valuation allowance	(21,417)	(22,368)
Net deferred tax liability	$(399,336)	$(388,525)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have state NOLs in various jurisdictions that may generally be carried forward up to 20 years, depending on the jurisdiction. Our state NOL carryforward deferred tax assets will expire if unused at various dates as follows: $27.5 million from 2026 to 2030 and $40.0 million from 2031 and thereafter.

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
Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $29.9 million and $38.7 million of gross unrecognized tax benefits at December 31, 2025 and 2024, respectively. If recognized, $23.6 million and $30.6 million, respectively, of these amounts would impact our effective tax rate. Additionally, we had accrued interest and penalties of $0.6 million and $1.9 million at December 31, 2025 and 2024, respectively.

We do not expect the total amount of gross unrecognized tax benefits to increase or decrease by a material amount within the next twelve months. A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2025	2024	2023
Unrecognized tax benefits, beginning of period	$38,715	$58,228	$23,612
Increases related to positions taken during a prior period	—	544	34,687
Decreases related to positions taken during a prior period	—	(17,992)	—
Increases related to positions taken during the current period	—	—	—
Decreases related to settlements with taxing authorities	(5,552)	(1,994)	—
Decreases related to lapse of the applicable statute of limitations	(3,248)	(71)	(71)
Unrecognized tax benefits, end of period	$29,915	$38,715	$58,228

We continue to participate in the Compliance Assurance Process (“CAP”) with the IRS as an alternative to the traditional IRS examination process. Through the CAP program, we work with the IRS to achieve tax compliance by resolving issues prior to filing the tax return. We are also currently under examination by state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The outcome of these examinations is not yet determinable, and we are not aware of unrecorded liabilities. The statute of limitations for our major tax jurisdictions generally remains open for examination for tax years 2021 to 2025.

We are under contract to purchase federal transferable tax credits that we expect to use to offset future federal income tax obligations totaling $354.1 million. The timing of such purchases is intended to approximate the timing of our expected federal income tax obligations.

9. Fair value disclosures

ASC 820, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2025	December 31, 2024

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$613,665	$629,582
IRLCs	Level 2	(19,370)	(13,494)
Forward contracts	Level 2	(91)	11,290
Whole loan commitments	Level 2	(61)	(30)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$55,119	$20,016

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$2,008,776	$1,653,680
Financial Services debt	Level 2	532,338	526,906
Senior notes payable	Level 2	1,708,211	1,665,504
Other notes payable	Level 2	47,185	35,766

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

The carrying amounts of cash and equivalents, Financial Services debt, Other notes payable and the Revolving Credit Facility approximate their fair values due to their short-term nature and floating interest rate terms. The fair values of the Senior notes payable are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of the senior notes payable was $1.6 billion at both December 31, 2025 and December 31, 2024.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2025	2024
Accounts and notes receivable	252,308	248,308
Deposits and pre-acquisition costs (Note 1)	1,266,900	1,058,463
Prepaid expenses	287,802	283,815
Property and equipment, net (Note 1)	238,614	253,097
Right-of-use assets (Note 11)	109,704	93,895
Income taxes receivable	13,545	11,733
Other	48,610	52,680
	$2,217,483	$2,001,991

We record receivables from various parties in the normal course of business, including amounts due from insurance companies (Note 11) and municipalities. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable.

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2025	2024
Self-insurance liabilities (Note 11)	$259,410	$267,474
Compensation-related liabilities	211,886	283,255
Land development and construction liabilities	157,987	158,957
Liabilities related to consolidated inventory not owned (Note 2)	120,160	102,865
Warranty liabilities (Note 11)	128,717	130,538
Lease liabilities (Note 11)	133,243	109,021
Income tax liabilities	60,843	76,002
Dividends payable	53,566	47,442
Accrued interest	26,425	29,095
Other (a)	186,093	207,517
	$1,338,330	$1,412,166

(a)Other liabilities primarily include liabilities associated with property taxes, derivative instruments related to mortgage operations, and other miscellaneous liabilities.

11. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $357.1 million and $3.1 billion, respectively, at December 31, 2025, and $321.1 million and $2.9 billion, respectively, at December 31, 2024. In the event any such letter of credit or surety bonds is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn. Our surety bonds generally do not have stated expiration dates; rather, we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	2025	2024	2023
Warranty liabilities, beginning of period	$130,538	$120,393	$108,348
Reserves provided	85,866	110,344	107,522
Payments	(101,992)	(106,661)	(99,613)
Other adjustments	14,305	6,462	4,136
Warranty liabilities, end of period	$128,717	$130,538	$120,393

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our recorded reserves for all such claims totaled $259.4 million and $267.5 million at December 31, 2025 and 2024, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 68% of the total general liability reserves at December 31, 2025 and 2024, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Adjustments to reserves are recorded in the period in which the change in estimate occurs. During 2025, 2024, and 2023, we reduced reserves, primarily general liability reserves, by $42.3 million, $333.9 million, and $130.8 million, respectively, as a result of changes in estimates resulting from actual claim experience being less than anticipated in previous actuarial projections. The changes in actuarial estimates were driven by changes in actual claims experience that, in turn, impacted actuarial estimates for potential future claims. These changes in actuarial estimates did not involve any significant changes in actuarial methodology but did impact the development of estimates for future periods, which resulted in adjustments to the IBNR portion of our recorded liabilities. There were no material adjustments to individual claims. Rather, the adjustments reflect an overall lower level of claims and related losses in recent years as compared with our previous experience. We attribute the favorable experience in more recent years to a variety of factors, including improved construction techniques, higher home values, and increased participation from our subcontractors in resolving claims. The cumulative effect of these factors, as evidenced by the favorable claims experience for an extended period, resulted in our actuarial estimates placing less weight on older, higher cost policy years and relatively more weight on our more recent, lower cost policy years, which is the primary driver of the change in actuarial estimate in 2024.

Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	2025	2024	2023
Balance, beginning of period	$267,474	$563,103	$635,857
Reserves provided	51,143	83,340	92,399
Adjustments to previously recorded reserves	(42,298)	(333,853)	(130,841)
Payments, net (a)	(16,909)	(45,116)	(34,312)
Balance, end of period	$259,410	$267,474	$563,103

(a)Includes net changes in amounts expected to be recovered from our insurance carriers, which are recorded in other assets (see below).

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $109.7 million and $133.2 million, respectively, at December 31, 2025, and $93.9 million and $109.0 million, respectively, at December 31, 2024. We recorded an additional $43.2 million and $37.2 million of lease liabilities under operating leases during 2025 and 2024, respectively. Payments on lease liabilities during 2025, 2024, and 2023 totaled $23.4 million, $23.1 million, and $23.4 million respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. Our total lease expense was $59.8 million, $66.2 million, and $56.4 million during 2025, 2024, and 2023, respectively. Our total lease expense in 2025, 2024, and 2023 is inclusive of variable lease costs of $9.2 million, $12.9 million, and $11.8 million respectively, and short-term lease costs of $22.7 million, $24.1 million, and $17.3 million, respectively. Sublease income was de minimis. The future minimum lease payments required under our leases as of December 31, 2025 were as follows ($000's omitted):

Years Ending December 31,
2026	$26,776
2027	28,440
2028	26,241
2029	22,353
2030	18,086
Thereafter	31,459
Total lease payments (a)	153,355
Less: Interest (b)	(20,112)
Present value of lease liabilities (c)	$133,243

(a)     Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $6.5 million of legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2025.
(b)     Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)     The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.8 years and 4.6%, respectively, at December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

Self-insured Risks

Description of the Matter
The Company’s reserves for self-insured risks totaled $259.4 million at December 31, 2025, of which the majority relates to incurred but not reported (IBNR) losses associated with exposures to construction defects on previously closed homes. As discussed in Notes 1 and 11 of the consolidated financial statements, the Company reserves for costs associated with construction defect claims (including IBNR losses and expected claims management expense) based on actuarial analyses of the Company’s historical claims activity. The actuarial analyses that determine the IBNR reserves consider a variety of factors, which principally include the frequency and severity of losses.

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
February 4, 2026

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2025. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

(b)Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PulteGroup, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PulteGroup, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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
February 4, 2026

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On February 4, 2026, the Company entered into a an Amended and Restated Credit Agreement credit facility with Bank of America, N.A., as Administrative Agent, and other Lenders party thereto. The amendment (i) extended the maturity to February 4, 2031, (ii) increased total committed capacity to $1.75 billion, and (iii) expanded the uncommitted accordion feature to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Credit Agreement, which is filed as Exhibit 10(t) to this Annual Report on Form 10-K and is incorporated herein by reference.

During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

This Item is not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”), which will be filed no later than 120 days after December 31, 2025, under the captions “Proposal 1: Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2026 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics; Prohibition on Hedging” and is incorporated herein by this reference.

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

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2026 Proxy Statement under the captions "Compensation Discussion and Analysis", "Compensation and Management Development Committee Report", "2025 Executive Compensation" and "2025 Director Compensation" and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors Information” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2026 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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
(3)    Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:
Exhibit Number and Description

(3)	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	Certificate of Amendment to the Articles of Incorporation, dated May 6, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 8, 2024)

	(e)	Amended and Restated By-laws of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 6, 2025)

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

(4)	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

	(b)	Description of the Registrant's Securities (Filed herewith)

(10)	(a)	PulteGroup, Inc. 2019 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 8, 2019)*

	(b)	PulteGroup, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 13, 2013)*

(c)	PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Appendix III to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 22, 2022)*

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
Form of 2025 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2024)*

(i)
Form of 2023 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(k) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(j)
Form of 2024 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(k)
Form of 2025 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Incorporated by reference to Exhibit 10(m) of our Annual Report on Form 10-K for the year ended December 31, 2024)*

(l)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

(m)
PulteGroup, Inc. Deferred Compensation Plan For Non-Employee Directors, as amended and restated effective as of December 31, 2021 (Incorporated by reference to Exhibit 10(i) of our Annual Report on Form 10-K for the year ended December 31, 2021)*

(n)	PulteGroup, Inc. Executive Severance Policy (Effective February 6, 2023) (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 12, 2013)*

(o)	PulteGroup, Inc. Amended Executive Severance Policy (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(p)	PulteGroup, Inc. Amended Retirement Policy (Effective May 12, 2021) (Incorporated by reference to Exhibit 10(q) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(q)	PulteGroup, Inc. Amended Retirement Policy (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(r)	Form of Director and Officer Indemnification Agreement (Effective January 31, 2024) (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2023)*

(s)
Third Amended and Restated Credit Agreement dated as of June 14, 2022 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 16, 2022)

(t)
Fourth Amended and Restated Credit Agreement dated as of February 4, 2026 among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Filed herewith)**

(u)
Master Repurchase Agreement dated as of August 16, 2023, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 17, 2023)

(v)
Second Omnibus Amendment and Joinder to Transaction Documents to Master Repurchase Agreement dated as of August 14, 2024, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 15, 2024)

(w)
Amendment No. 3 to Master Repurchase Agreement dated as of August 13, 2025, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of PulteGroup, Inc.'s Current Report on Form 8-K, filed with the SEC on August 14, 2025)

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
* Indicates a management contract or compensatory plan or arrangement
** Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 4, 2026	By:	/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

February 4, 2026

/s/ Ryan R. Marshall	/s/ James L. Ossowski		/s/ Brien P. O'Meara
Ryan R. Marshall	James L. Ossowski		Brien P. O'Meara
President and Chief Executive Officer (Principal Executive Officer) and Member of Board of Directors	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President and Controller (Principal Accounting Officer)

Kristen Actis-Grande	Member of Board of Directors	}

Brian P. Anderson	Member of Board of Directors	}

Bryce Blair	Member of Board of Directors	}

Thomas J. Folliard	Non-Executive Chairman of Board of Directors	}	/s/ James L. Ossowski

Cheryl W. Grisé	Member of Board of Directors	}	James L. Ossowski

André J. Hawaux	Member of Board of Directors	}	Executive Vice President and Chief Financial Officer

John R. Peshkin	Member of Board of Directors	}

Scott F. Powers	Member of Board of Directors	}

Lila Snyder	Member of Board of Directors	}