Form 10-Q
period 2026-03-31
PULTEGROUP INC/MI/
filed 2026-04-23
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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
Number of common shares outstanding as of April 15, 2026: 190,486,353

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$1,807,020	$1,980,869
Restricted cash	36,368	27,907
Total cash, cash equivalents, and restricted cash	1,843,388	2,008,776
House and land inventory	13,301,028	12,925,413
Residential mortgage loans available-for-sale	509,270	613,665
Investments in unconsolidated entities	168,139	167,342
Other assets	2,260,830	2,217,483
Goodwill	40,377	40,377
Other intangible assets	24,798	26,210
Deferred tax assets	48,150	49,157
	$18,195,980	$18,048,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$688,539	$724,885
Customer deposits	466,554	387,837
Deferred tax liabilities	456,784	448,493
Accrued and other liabilities	1,354,128	1,338,330
Financial Services debt	455,052	532,338
Notes payable	1,820,771	1,631,098
	5,241,828	5,062,981
Shareholders' equity	12,954,152	12,985,442
	$18,195,980	$18,048,423

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Homebuilding
Home sale revenues	$3,307,510	$3,749,269
Land sale and other revenues	29,315	52,554
	3,336,825	3,801,823
Financial Services	71,747	90,827
Total revenues	3,408,572	3,892,650

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,500,153)	(2,719,115)
Land sale and other cost of revenues	(27,148)	(50,955)
	(2,527,301)	(2,770,070)

Financial Services expenses	(59,165)	(54,970)
Selling, general, and administrative expenses	(380,334)	(393,337)
Equity income from unconsolidated entities, net	879	502
Other income, net	6,745	6,362
Income before income taxes	449,396	681,137
Income tax expense	(102,400)	(158,338)
Net income	$346,996	$522,799

Per share:
Basic earnings	$1.81	$2.59
Diluted earnings	$1.79	$2.57
Cash dividends declared	$0.26	$0.22

Number of shares used in calculation:
Basic	192,088	202,063
Effect of dilutive securities	1,315	1,601
Diluted	193,403	203,664

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2025	192,725	$1,927	$3,488,924	$9,494,591	$12,985,442
Share issuances	465	5	(8)	—	(3)
Dividends declared	—	—	—	(50,151)	(50,151)
Share repurchases	(2,419)	(24)	—	(308,159)	(308,183)
Excise tax on share repurchases	—	—	—	(2,489)	(2,489)
Cash paid for shares withheld for taxes	—	—	—	(36,814)	(36,814)
Share-based compensation	—	—	19,354	—	19,354
Net income	—	—	—	346,996	346,996
Shareholder's equity, March 31, 2026	190,771	$1,908	$3,508,270	$9,443,974	$12,954,152

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	429	4	8,558	—	8,562
Dividends declared	—	—	—	(44,709)	(44,709)
Share repurchases	(2,777)	(28)	—	(299,972)	(300,000)
Excise tax on share repurchases	—	—	—	(2,508)	(2,508)
Cash paid for shares withheld for taxes	—	—	—	(23,422)	(23,422)
Share-based compensation	—	—	18,286	—	18,286
Net income	—	—	—	522,799	522,799
Shareholder's equity, March 31, 2025	200,565	$2,005	$3,452,228	$8,846,739	$12,300,972

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$346,996	$522,799
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax expense	9,291	20,413
Land-related charges	10,881	23,772
Loss on debt retirement	2,637	—
Depreciation and amortization	24,538	24,668
Equity income from unconsolidated entities, net	(879)	(502)
Distributions of income from unconsolidated entities	—	1,810
Share-based compensation expense	19,354	18,127
Other, net	(83)	(196)
Increase (decrease) in cash due to:
Inventories	(376,394)	(270,583)
Residential mortgage loans available-for-sale	104,386	(13,211)
Other assets	(36,695)	(71,846)
Accounts payable, accrued and other liabilities	55,719	(121,023)
Net cash provided by operating activities	159,751	134,228
Cash flows from investing activities:
Capital expenditures	(25,396)	(29,606)
Investments in unconsolidated entities	(2,922)	(6,679)
Distributions of capital from unconsolidated entities	3,008	—
Other investing activities, net	383	(3,448)
Net cash used in investing activities	(24,927)	(39,733)
Cash flows from financing activities:
Proceeds from debt issuance	794,784	—
Repayments of notes payable	(599,682)	(2,688)
Financial Services borrowings (repayments), net	(77,286)	(100,055)
Debt issuance costs	(22,592)	—
Proceeds from liabilities related to consolidated inventory not owned	6,178	11,060
Payments related to consolidated inventory not owned	(4,582)	(11,363)
Share repurchases	(308,183)	(300,000)
Cash paid for shares withheld for taxes	(36,814)	(23,422)
Dividends paid	(52,035)	(45,822)
Net cash used in financing activities	(300,212)	(472,290)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(165,388)	(377,795)
Cash, cash equivalents, and restricted cash at beginning of period	2,008,776	1,653,680
Cash, cash equivalents, and restricted cash at end of period	$1,843,388	$1,275,885

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$4,506	$3,342
Income taxes paid (refunded), net	$3,914	$69,743
``

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2026	2025
Write-offs of deposits and pre-acquisition costs	$(4,931)	$(4,335)
Amortization of intangible assets	(1,412)	(2,367)
Loss on debt retirement	(2,637)	—
Interest income	13,175	10,262
Interest expense	(164)	(127)
Miscellaneous, net	2,714	2,929
Other income, net	$6,745	$6,362

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $466.6 million and $387.8 million at March 31, 2026 and December 31, 2025, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $84.0 million and $82.6 million at March 31, 2026 and December 31, 2025, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At March 31, 2026 and December 31, 2025, residential mortgage loans available-for-sale had an aggregate fair value of $509.3 million and $613.7 million, respectively, and an aggregate outstanding principal balance of $523.2 million and $621.6 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages were $35.3 million and $49.8 million for the three months ended March 31, 2026 and 2025, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At March 31, 2026 and December 31, 2025, we had aggregate IRLCs of $1.5 billion and $820.2 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At March 31, 2026 and December 31, 2025, we had unexpired forward contracts of $1.9 billion and $1.3 billion, respectively, and whole loan investor commitments of

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$217.7 million and $270.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on IRLCs are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 120 days.

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	March 31, 2026		December 31, 2025
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
IRLCs	$1,428	$48,342	$1,459	$20,829
Forward contracts	21,358	1,847	3,316	3,407
Whole loan commitments	40	90	24	85
	$22,826	$50,279	$4,799	$24,321

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for unvested shares for the period (the “Denominator”). Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in the three months ended March 31, 2026 and 2025.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of March 31, 2026 and December 31, 2025.

New accounting pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for us for annual periods beginning after December 31, 2026. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-use Software", which amends certain aspects of the accounting and disclosure of developed software costs. ASU 2025-06 is effective for us for annual periods beginning after December 31, 2027. We are currently evaluating the impact of ASU 2025-06 but do not expect that the adoption will have a material impact on our consolidated financial statements or related disclosures.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. House and land inventory

Major components of inventory were as follows ($000’s omitted):

	March 31, 2026	December 31, 2025
Homes under construction	$5,326,054	$5,192,711
Land under development	7,193,304	6,955,016
Raw land	613,133	637,936
Consolidated inventory not owned (a)	119,063	120,160
Land held for sale	49,474	19,590
	$13,301,028	$12,925,413

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2026	2025
Interest in inventory, beginning of period	$122,327	$139,960
Interest capitalized	27,835	26,092
Interest expensed	(24,897)	(26,511)
Interest in inventory, end of period	$125,265	$139,541

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either March 31, 2026 or December 31, 2025 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of March 31, 2026 and December 31, 2025 ($000’s omitted):

	March 31, 2026		December 31, 2025
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$454,679	$3,512,456	$436,258	$3,307,698
Other land options	847,207	6,159,389	830,642	6,695,156
	$1,301,886	$9,671,845	$1,266,900	$10,002,854

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended
		March 31,
	Statement of Operations Classification	2026	2025
Land impairments	Home sale cost of revenues	$5,950	$18,726
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	—	711
Write-offs of deposits and pre-acquisition costs	Other expense, net	4,931	4,335
		$10,881	$23,772

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2026	2025
Revenues:
Northeast	$177,242	$249,733
Southeast	624,081	638,729
Florida	919,930	980,539
Midwest	527,255	582,442
Texas	317,314	412,413
West	741,879	888,797
Other homebuilding (a)	29,124	49,170
	3,336,825	3,801,823
Financial Services	71,747	90,827
Consolidated revenues	$3,408,572	$3,892,650

Cost of revenues
Northeast	$(126,617)	$(163,032)
Southeast	(455,103)	(435,500)
Florida	(668,489)	(673,456)
Midwest	(374,189)	(413,859)
Texas	(248,016)	(302,884)
West	(607,270)	(706,595)
Other homebuilding (b)	(47,617)	(74,744)
	$(2,527,301)	$(2,770,070)

Selling, general, and administrative expenses:
Northeast	$(24,027)	$(23,906)
Southeast	(71,444)	(68,105)
Florida	(96,255)	(98,453)
Midwest	(61,352)	(61,114)
Texas	(46,673)	(55,768)
West	(80,385)	(84,753)
Other homebuilding (c)	(198)	(1,238)
	$(380,334)	$(393,337)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2026	2025

Other segment items (d):
Northeast	$(1,626)	$(1,574)
Southeast	(4,665)	(5,332)
Florida	(6,041)	(5,702)
Midwest	(2,158)	(1,888)
Texas	(1,733)	(2,899)
West	(6,597)	(4,872)
Other homebuilding (e)	30,444	29,131
	7,624	6,864
Financial Services	(59,165)	(54,970)
	$(51,541)	$(48,106)

Income before income taxes (f):
Northeast	$24,972	$61,221
Southeast	92,869	129,792
Florida	149,145	202,928
Midwest	89,556	105,581
Texas	20,892	50,862
West	47,627	92,577
Other homebuilding	11,753	2,319
	436,814	645,280
Financial Services	12,582	35,857
Consolidated income before income taxes	$449,396	$681,137

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Other homebuilding includes cost of revenues related to land sales, construction services, and amortization of capitalized interest.
(c)Other homebuilding includes eliminations of corporate overhead allocated to the operating segments.
(d)Other segment items reflects other sources of income and expense, including internal capital charge allocations that are eliminated within Other homebuilding.
(e)Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, and other items not allocated to the operating segments.
(f)Income before income taxes includes certain land-related charges (see the following table and Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2026	2025
Land-related charges (a):
Northeast	$77	$194
Southeast	1,449	2,149
Florida	6,994	2,439
Midwest	806	846
Texas	946	492
West	239	16,642
Other homebuilding	370	1,010
	$10,881	$23,772

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2026	2025
Depreciation and amortization
Northeast	$966	$930
Southeast	3,045	2,204
Florida	4,584	4,647
Midwest	2,472	2,143
Texas	1,887	1,908
West	5,305	4,357
Other homebuilding	3,697	5,890
	21,956	22,079
Financial Services	2,582	2,589
	$24,538	$24,668

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	March 31, 2026		December 31, 2025
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$768,632	$889,017	$735,538	$830,114
Southeast	2,343,514	2,755,461	2,224,780	2,646,216
Florida	3,366,931	3,864,147	3,204,259	3,664,325
Midwest	1,406,590	1,574,431	1,406,118	1,560,397
Texas	1,585,454	1,885,586	1,545,253	1,829,532
West	3,817,679	4,316,408	3,720,564	4,224,604
Other homebuilding (a)	12,228	2,124,048	88,901	2,400,496
	13,301,028	17,409,098	12,925,413	17,155,684
Financial Services	—	786,882	—	892,739
	$13,301,028	$18,195,980	$12,925,413	$18,048,423

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million, net of cumulative impairment charges of $48.7 million, at both March 31, 2026 and December 31, 2025.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	March 31, 2026	December 31, 2025
5.500% unsecured senior notes due March 2026 (a)	$—	$251,867
5.000% unsecured senior notes due January 2027 (a)	—	337,277
4.250% unsecured senior notes due March 2031 (a)	400,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
4.900% unsecured senior notes due March 2036 (a)	400,000	—
Net premiums, discounts, and issuance costs (b)	(17,631)	(5,231)
Total senior notes	$1,782,369	$1,583,913
Other notes payable	38,402	47,185
Notes payable	$1,820,771	$1,631,098
Estimated fair value	$1,898,022	$1,755,396

(a)Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.
(b)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In February 2026, we issued $800.0 million of unsecured senior notes, consisting of $400.0 million of 4.250% senior notes scheduled to mature on March 1, 2031, and $400.0 million of 4.900% senior notes scheduled to mature on March 1, 2036. The net proceeds from the February 2026 senior notes issuance were used to repay at maturity $251.9 million principal amount of unsecured senior notes which matured on March 1, 2026, and to redeem in full prior to maturity all $337.3 million principal amount of unsecured senior notes which were scheduled to mature in January 2027, and, in each case, to pay any premium and accrued interest in respect thereof, with the remaining net proceeds used for general corporate purposes.
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $38.4 million and $47.2 million at March 31, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%. We recorded $9.5 million of inventory through seller financing in the three months ended March 31, 2025.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2026, we had no borrowings outstanding, $348.1 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At March 31, 2026, aggregate outstanding debt of unconsolidated joint ventures was $44.4 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at March 31, 2026, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2026, Pulte Mortgage had $455.1 million outstanding at a weighted-average interest rate of 5.43% and $169.9 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Shareholders’ equity

In the three months ended March 31, 2026, we declared cash dividends totaling $50.2 million and repurchased 2.4 million shares under our share repurchase authorization for $308.2 million. In the three months ended March 31, 2025, we declared cash dividends totaling $44.7 million and repurchased 2.8 million shares under our share repurchase authorization for $300.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. At March 31, 2026, we had remaining authorization to repurchase $674.7 million of common shares. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the three months ended March 31, 2026 and 2025, participants surrendered shares valued at $36.8 million and $23.4 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 22.8% for the three months ended March 31, 2026, compared with 23.2% for the three months ended March 31, 2025. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits from stock-based compensation and federal tax credits.

At March 31, 2026 and December 31, 2025, we had net deferred tax liabilities of $408.6 million and $399.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $29.9 million of gross unrecognized tax benefits at both March 31, 2026 and December 31, 2025. Additionally, we had accrued interest and penalties of $0.6 million at both March 31, 2026 and December 31, 2025.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2026	December 31, 2025

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$509,270	$613,665
IRLCs	Level 2	(46,914)	(19,370)
Forward contracts	Level 2	19,511	(91)
Whole loan commitments	Level 2	(50)	(61)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$13,664	$55,119

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,843,388	$2,008,776
Financial Services debt	Level 2	455,052	532,338
Senior notes payable	Level 2	1,859,620	1,708,211
Other notes payable	Level 2	38,402	47,185

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $348.1 million and $3.0 billion, respectively, at March 31, 2026, and $357.1 million and $3.1 billion, respectively, at December 31, 2025. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended
	March 31,
	2026	2025
Warranty liabilities, beginning of period	$128,717	$130,538
Reserves provided	19,841	26,017
Payments	(22,349)	(24,332)
Other adjustments	1,191	64
Warranty liabilities, end of period	$127,400	$132,287

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

Our recorded reserves for all such claims totaled $267.5 million and $259.4 million at March 31, 2026 and December 31, 2025, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% of the total general liability reserves at both March 31, 2026 and December 31, 2025. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Adjustments to reserves are recorded in the period in which the change in estimate occurs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$259,410	$267,474
Reserves provided	9,679	12,013
Adjustments to previously recorded reserves	1,143	—
Payments, net	(2,726)	(3,193)
Balance, end of period	$267,506	$276,294

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $105.3 million and $129.6 million at March 31, 2026, respectively, and $109.7 million and $133.2 million at December 31, 2025, respectively. In the three months ended March 31, 2025 we recorded an additional $19.6 million of lease liabilities under operating leases. Payments on lease liabilities in the three months ended March 31, 2026 and 2025 totaled $6.7 million and $5.8 million, respectively.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three months ended March 31, 2026 and 2025 our total lease expense was $13.9 million and $15.7 million, respectively, inclusive of variable lease costs of $2.1 million and $3.0 million, respectively, as well as short-term lease costs of $4.7 million and $6.1 million, respectively. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of March 31, 2026 were as follows ($000's omitted):

Years Ending December 31,
2026 (a)	$21,704
2027	28,440
2028	26,241
2029	22,353
2030	18,086
Thereafter	31,459
Total lease payments (b)	148,283
Less: Interest (c)	(18,720)
Present value of lease liabilities (d)	$129,563

(a)Remaining payments are for the nine months ending December 31, 2026.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $9.4 million of legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2026.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 5.7 years and 4.6%, respectively, at March 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Income before income taxes:
Homebuilding	$436,814	$645,280
Financial Services	12,582	35,857
Income before income taxes	449,396	681,137
Income tax expense	(102,400)	(158,338)
Net income	$346,996	$522,799

Diluted earnings per share	$1.79	$2.57
Demand conditions to start 2026 remained challenging as the result of elevated mortgage interest rates, higher housing costs, and general economic uncertainty. As volatility in geopolitical conditions increased in March, it negatively impacted inflation and interest rates, further weakening consumer confidence. We have continued responding to these conditions by adjusting production cadence and sales prices where necessary and focusing sales incentives on discounts on spec inventory (houses without customer orders), closing cost incentives, and mortgage interest rate buydowns. These pricing actions contributed to a 3% increase in net new orders in units, but lower average selling prices and gross margins during the first quarter of 2026 compared to 2025. Closings decreased 7% in the first quarter of 2026 compared to 2025 primarily due to a lower order backlog entering 2026 compared to 2025.
We expect that many homebuyers will continue to face affordability challenges. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic in response to market conditions. We have successfully lowered our mix of spec home inventory and are increasing our backlog of build-to-order production. However, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. Our gross margin from home sales decreased to 24.4% in the first quarter of 2026 versus 27.5% in the first quarter of 2025, and gross margin from home sales decreased each quarter in 2025, ending the year at 24.7% in the fourth quarter of 2025. These decreases are primarily due to the aforementioned higher land costs, pricing actions, and elevated sales incentives in response to buyer affordability challenges and reducing our mix of spec inventory.
Although elevated mortgage interest rates and volatile macroeconomic and geopolitical conditions may persist for some time, we believe the demographics supporting housing demand remain favorable over the long term. Inventories of new and existing homes have increased in the majority of our geographies as a result of the weakened demand experienced this year, so we are taking a measured approach to our capital allocation strategy as we anticipate continued volatility in demand. Accordingly, we are focused on protecting liquidity and closely managing our cash flows while also continuing to emphasize shareholder returns, including the following actions:

–Emphasizing our lot optionality within our land pipeline for increased flexibility;
–Updating the underwriting for our land option contracts prior to buying additional land, and we have made decisions to walk away from a limited number of land option agreements;
–Working with our trade partners to update the costs for materials, labor, and services to reflect changes in market conditions;
–Adjusting our overhead cost structure as necessary to align with demand;
–Rebalancing our mix of spec versus sold home inventory to continue to service buyers seeking to close within 30 to 90 days while increasing our backlog of build-to-order homes;
–Maintaining a focus on shareholder return through share buybacks and dividends, including $308.2 million of share repurchases in the first three months of 2026 and an 18% increase in our quarterly dividends from $0.22 to $0.26 per share effective with our January 2026 dividend payment;

–Opportunistically extending and expanding our revolving credit facility while also issuing $800.0 million of senior notes at lower interest rates than the $589.1 million of senior notes repaid and redeemed in the first three months of 2026; and
–Maintaining ample liquidity.

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

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2026	2026 vs. 2025	2025
Home sale revenues	$3,307,510	(12)%	$3,749,269
Land sale and other revenues	29,315	(44)%	52,554
Total Homebuilding revenues	3,336,825	(12)%	3,801,823
Home sale cost of revenues (a)	(2,500,153)	(8)%	(2,719,115)
Land sale and other cost of revenues	(27,148)	(47)%	(50,955)
Selling, general, and administrative expenses ("SG&A")	(380,334)	(3)%	(393,337)
Equity income from unconsolidated entities, net	879	(b)	502
Other income, net	6,745	6%	6,362
Income before income taxes	$436,814	(32)%	$645,280

Supplemental data:
Gross margin from home sales (a)	24.4%	(310) bps	27.5%
SG&A as a percentage of home sale revenues	11.5%	100 bps	10.5%
Closings (units)	6,102	(7)%	6,583
Average selling price	$542	(5)%	$570
Net new orders:
Units	8,034	3%	7,765
Dollars (c)	$4,565,026	2%	$4,477,827
Cancellation rate	12%		13%
Average active communities	1,043	9%	961
Backlog at March 31:
Units	10,427	(8)%	11,335
Dollars	$6,527,628	(10)%	$7,223,276

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three months ended March 31, 2026 were lower than the prior year period by $441.8 million. The 12% decrease resulted primarily from a 7% decrease in closings from the prior year period combined with a 5% decrease in average selling price. The decrease in closings was primarily attributable to a lower order backlog entering the year, partially offset by a higher community count and improved production cycle times. Average selling price during the three months ended March 31, 2026 decreased primarily due to increased incentives in our efforts to reduce spec inventory.

Home sale gross margins

Home sale gross margins were 24.4% in the three months ended March 31, 2026, compared with 27.5% in the three months ended March 31, 2025. The lower home sale gross margins were primarily attributable to the aforementioned pricing actions we took in 2025 and 2026, elevated sales incentives, and higher land acquisition and development costs. We expect these factors to continue to impact our gross margins over the near term. Gross margins in the first three months of 2026 were also unfavorably impacted by our efforts to reduce completed spec inventory to more appropriate levels.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales and other revenues contributed income of $2.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

SG&A

SG&A as a percentage of home sale revenues was 11.5% in the three months ended March 31, 2026, compared with 10.5% for the three months ended March 31, 2025. The gross dollar amount of our SG&A decreased $13.0 million, or 3%, for the three months ended March 31, 2026 compared with the prior year period. The decrease in gross dollars for the three months ended March 31, 2026 is primarily attributable to lower commissions associated with the decrease in closings. We expect to continue managing and balancing our overhead costs consistent with expected changes in the demand environment.

Other income, net

Other income, net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2026	2025
Write-offs of deposits and pre-acquisition costs	$(4,931)	$(4,335)
Amortization of intangible assets	(1,412)	(2,367)
Loss on debt retirement	(2,637)	—
Interest income	13,175	10,262
Interest expense	(164)	(127)
Miscellaneous, net	2,714	2,929
Other income, net	$6,745	$6,362

Net new orders

Net new orders in units increased 3% while net new orders in dollars increased 2% in the three months ended March 31, 2026, as compared with the prior year period. The increased net new order volume and dollars in the three months ended March 31, 2026 over the comparable prior year period was primarily attributable to higher order volumes in our Florida segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 12% for the three months ended March 31, 2026, and 13% for the three months ended March 31, 2025. Ending backlog dollars, which represent orders for homes that have not yet closed, decreased 10% at March 31, 2026 compared with March 31, 2025.

Homes in production
The following is a summary of our homes in production:

	March 31, 2026	March 31, 2025
Sold	7,741	8,708
Unsold
Under construction	4,834	6,036
Completed	1,515	1,804
	6,349	7,840
Models	1,751	1,649
Total	15,841	18,197
The number of homes in production at March 31, 2026 was 13% lower than at March 31, 2025. This decrease was primarily due to lower order volumes, a focused reduction of spec homes, and improved production cycle times, which reduces the length of time a home remains under construction.

Controlled lots

The following is a summary of our lots under control at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,418	8,296	11,714	3,671	7,202	10,873
Southeast	18,941	34,658	53,599	18,853	36,519	55,372
Florida	26,429	33,117	59,546	25,849	34,345	60,194
Midwest	10,642	21,333	31,975	10,319	21,660	31,979
Texas	15,980	17,062	33,042	16,220	19,162	35,382
West	26,273	13,096	39,369	26,192	14,640	40,832
Total	101,683	127,562	229,245	101,104	133,528	234,632
	44%	56%	100%	43%	57%	100%

Developed (%)	51%	25%	37%	50%	25%	36%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $9.7 billion at March 31, 2026.

Homebuilding Segment Operations

As of March 31, 2026, we conducted our operations in 48 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

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
The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2026	2026 vs. 2025	2025
Revenues:
Northeast	$177,242	(29)%	$249,733
Southeast	624,081	(2)%	638,729
Florida	919,930	(6)%	980,539
Midwest	527,255	(9)%	582,442
Texas	317,314	(23)%	412,413
West	741,879	(17)%	888,797
Other homebuilding (a)	29,124	(41)%	49,170
	$3,336,825	(12)%	$3,801,823
Income before income taxes (b):
Northeast	$24,972	(59)%	$61,221
Southeast	92,869	(28)%	129,792
Florida	149,145	(27)%	202,928
Midwest	89,556	(15)%	105,581
Texas	20,892	(59)%	50,862
West	47,627	(49)%	92,577
Other homebuilding (c)	11,753	(d)	2,319
	$436,814	(32)%	$645,280

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Income before income taxes includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments.
(d)    Percentage not meaningful.

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2026	2026 vs. 2025	2025
Closings (units):
Northeast	261	(23)%	339
Southeast	1,228	3%	1,193
Florida	1,689	2%	1,650
Midwest	977	(10)%	1,090
Texas	866	(17)%	1,039
West	1,081	(15)%	1,272
	6,102	(7)%	6,583

Average selling price:
Northeast	$679	(8)%	$737
Southeast	508	(5)%	535
Florida	545	(8)%	594
Midwest	540	1%	534
Texas	366	(8)%	397
West	686	(2)%	699
	$542	(5)%	$570

Net new orders - units:
Northeast	441	9%	404
Southeast	1,423	5%	1,356
Florida	2,206	18%	1,869
Midwest	1,285	(7)%	1,388
Texas	1,258	(2)%	1,287
West	1,421	(3)%	1,461
	8,034	3%	7,765

Net new orders - dollars:
Northeast	$316,729	—%	$317,006
Southeast	722,258	(2)%	734,374
Florida	1,304,068	20%	1,088,631
Midwest	716,638	(4)%	748,006
Texas	482,755	(4)%	503,840
West	1,022,578	(6)%	1,085,970
	$4,565,026	2%	$4,477,827

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2026	2026 vs. 2025	2025
Cancellation rates:
Northeast	7%		10%
Southeast	13%		11%
Florida	11%		15%
Midwest	10%		7%
Texas	13%		13%
West	15%		18%
	12%		13%

Unit backlog:
Northeast	687	1%	680
Southeast	1,946	(6)%	2,075
Florida	2,938	(3)%	3,014
Midwest	1,913	(9)%	2,100
Texas	1,183	(1)%	1,196
West	1,760	(22)%	2,270
	10,427	(8)%	11,335

Backlog dollars:
Northeast	$516,038	(10)%	$573,394
Southeast	1,128,206	(8)%	1,223,163
Florida	1,905,144	(1)%	1,919,838
Midwest	1,148,113	(7)%	1,229,726
Texas	493,741	(6)%	522,604
West	1,336,386	(24)%	1,754,551
	$6,527,628	(10)%	$7,223,276

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2026	2025
Land-related charges (a):
Northeast	$77	$194
Southeast	1,449	2,149
Florida	6,994	2,439
Midwest	806	846
Texas	946	492
West	239	16,642
Other homebuilding	370	1,010
	$10,881	$23,772
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast
For the three months ended March 31, 2026, Northeast home sale revenues decreased by 29% when compared with the prior year period due to a 23% decrease in closings combined with an 8% decrease in average selling price. The decrease in closings was due to the timing of projects in our Northeast Corridor and New England operations, while the decrease in average selling price occurred across all markets. Income before income taxes decreased 59% primarily due to lower revenues across all markets and lower gross margins across the majority of markets. Net new orders increased across all markets.
Southeast
For the three months ended March 31, 2026, Southeast home sale revenues decreased 2% when compared with the prior year period due to a 5% decrease in average selling price partially offset by a 3% increase in closings. The decrease in average selling price and the increase in closings occurred across the majority of markets. Income before income taxes decreased 28% primarily due to lower gross margins across all markets combined with lower revenues across the majority of markets. The increase in net new orders was mixed among markets.
Florida
For the three months ended March 31, 2026, Florida home sale revenues decreased 6% when compared with the prior year period due to an 8% decrease in the average selling price partially offset by a 2% increase in closings. The decrease in average selling price and increase in closings occurred across the majority of markets. Income before income taxes decreased 27% primarily due to lower revenues across the majority of markets and lower gross margins across all markets. Net new orders increased across all markets.
Midwest
For the three months ended March 31, 2026, Midwest home sale revenues decreased 9% when compared with the prior year period due to a 10% decrease in closings partially offset by a 1% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 15% primarily due to lower revenues across the majority of markets. Net new orders decreased across the majority of markets.
Texas
For the three months ended March 31, 2026, Texas home sale revenues decreased 23% when compared with the prior year period due to a 17% decrease in closings combined with an 8% decrease in average selling price. The decrease in average selling price and the decrease in closings occurred across all markets. Income before income taxes decreased 59% primarily due to lower revenues and gross margins across all markets. Net new orders decreased across the majority of markets.

West

For the three months ended March 31, 2026, West home sale revenues decreased 17% when compared with the prior year period due to a 15% decrease in closings combined with a 2% decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 49% primarily due to lower revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

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

	Three Months Ended
	March 31,
	2026	2026 vs. 2025	2025
Mortgage revenues	$46,285	(26)%	$62,869
Title services revenues	20,676	(5)%	21,711
Insurance agency commissions	4,786	(23)%	6,247
Total Financial Services revenues	71,747	(21)%	90,827
Expenses	(59,165)	8%	(54,970)
Income before income taxes	$12,582	(65)%	$35,857
Total originations:
Loans	3,989	(7)%	4,271
Principal	$1,703,016	(9)%	$1,866,018

	Three Months Ended
	March 31,
	2026	2025
Supplemental data:
Capture rate	84.8%	86.4%
Average FICO score	751	752
Funded origination breakdown:
Government (FHA, VA, USDA)	27%	25%
Other agency	70%	72%
Total agency	97%	97%
Non-agency	3%	3%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three months ended March 31, 2026 decreased 21% compared with the same period in 2025, reflective of the lower homebuilding volume and lower net gains from the sale of mortgages.

Income before income taxes

Income before income taxes in the three months ended March 31, 2026 decreased 65% compared with the same period in 2025 as a result of the lower revenues.

Income Taxes

Our effective tax rate for the three months ended March 31, 2026 was 22.8% compared with 23.2% for same period in 2025. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and benefits from stock-based compensation and federal tax credits.

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

At March 31, 2026, we had unrestricted cash and equivalents of $1.8 billion, restricted cash balances of $36.4 million, and $1.4 billion available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 12.3% at March 31, 2026, compared with 11.2% at December 31, 2025. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. We plan to continue our dividend payments and repurchases of common stock. We need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") prior to or at the time it comes due in August 2026. While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next 12 months, we will need to repay or refinance our Revolving Credit Facility, which matures in February 2031, and additional unsecured senior notes beginning in March 2031 and beyond (see Note 4). We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

We had $1.8 billion and $1.6 billion of unsecured senior notes outstanding at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 no repayments are due until March 2031.

In February 2026, we issued $800.0 million of unsecured senior notes, consisting of $400.0 million of 4.250% senior notes scheduled to mature on March 1, 2031, and $400.0 million of 4.900% senior notes scheduled to mature on March 1, 2036. The net proceeds from the February 2026 senior notes issuance were used to repay at maturity $251.9 million principal amount of unsecured senior notes which matured on March 1, 2026, and to redeem in full prior to maturity all $337.3 million principal amount of unsecured senior notes which were scheduled to mature in January 2027, and, in each case, to pay any premium and accrued interest in respect thereof, with the remaining net proceeds used for general corporate purposes.

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $38.4 million and $47.2 million at March 31, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of March 31, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At March 31, 2026, we had no borrowings outstanding, $348.1 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At March 31, 2026, aggregate outstanding debt of unconsolidated joint ventures was $44.4 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at March 31, 2026, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At March 31, 2026, Pulte Mortgage had $455.1 million outstanding at a weighted-average interest rate of 5.43% and $169.9 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

Dividends and share repurchase program

In the three months ended March 31, 2026, we declared cash dividends totaling $50.2 million and repurchased 2.4 million shares under our share repurchase authorization for $308.2 million. In the three months ended March 31, 2025, we declared cash dividends totaling $44.7 million and repurchased 2.8 million shares under our share repurchase authorization for $300.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. At March 31, 2026, we had remaining authorization to repurchase $674.7 million of common shares. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2026, we had outstanding letters of credit totaling $348.1 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.0 billion at March 31, 2026, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2026, these agreements had an aggregate remaining purchase price of $9.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At March 31, 2026, outstanding deposits totaled $735.2 million, of which $19.0 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of March 31, 2026 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the three months ended March 31, 2026 was $159.8 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experience seasonal fluctuations. The cash inflows from our operations for the three months ended March 31, 2026 were primarily due to net income of $347.0 million and a net decrease in residential mortgage loans available-for-sale of $104.4 million, partially offset by a net increase in inventories of $376.4 million, which was primarily attributable to land acquisition, development, and house spend to support ongoing operations.

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

Investing activities

Net cash used in investing activities in the three months ended March 31, 2026 was $24.9 million. These cash outflows primarily resulted from capital expenditures of $25.4 million related to our ongoing investments in new communities, facilities, and information technology applications.

Net cash used in investing activities in the three months ended March 31, 2025 was $39.7 million. These cash outflows primarily resulted from capital expenditures of $29.6 million related to our ongoing investments in new communities, facilities, and information technology applications.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2026 totaled $300.2 million. These cash outflows resulted primarily from repayments and redemptions of notes payable of $599.7 million, repurchases of 2.4 million common shares for $308.2 million under our share repurchase authorization, payments of $52.0 million in cash dividends, and net repayments of $77.3 million under the Repurchase Agreement, partially offset by $794.8 million of proceeds from debt issuance.

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

Supplemental Guarantor Financial Information

As of March 31, 2026, PulteGroup, Inc. had outstanding $1.8 billion principal amount of unsecured senior notes due at dates from March 2031 through March 2036 and no borrowings outstanding, $348.1 million of letters of credit issued, and $1.4 billion of remaining capacity under its Revolving Credit Facility.

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

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 7.875% unsecured senior notes due 2032, 6.375% unsecured senior notes due 2033, and 6.000% unsecured senior notes due 2035:

Summarized Balance Sheet Data
ASSETS	March 31, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,612,351	$1,632,196
House and land inventory	13,026,423	12,635,442
Amount due from Non-Guarantor Subsidiaries	893,096	1,083,631
Total assets	16,939,654	16,507,470

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,657,063	$2,601,837
Notes payable	1,820,771	1,631,098
Total liabilities	4,935,944	4,682,755

	Three Months Ended	Year Ended
	March 31,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$3,278,905	$16,594,878
Cost of revenues	2,479,577	12,220,999
Selling, general, and administrative expenses	363,344	1,508,055
Income before income taxes	508,571	3,047,519

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 4.250% unsecured senior notes due 2031 and 4.900% unsecured senior notes due 2036:

Summarized Balance Sheet Data
ASSETS	March 31, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,584,539	$1,623,081
House and land inventory	13,309,716	12,935,565
Total assets	17,216,645	16,819,499

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,679,671	$2,627,453
Notes payable	1,820,771	1,631,098
Amount due to Non-Guarantor Subsidiaries	308,084	142,311
Total liabilities	4,958,553	4,708,371

	Three Months Ended	Year Ended
	March 31,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$3,324,823	$16,796,525
Cost of revenues	2,519,602	12,403,216
Selling, general, and administrative expenses	361,993	1,504,824
Income before income taxes	508,263	3,040,908

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the three months ended March 31, 2026 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of March 31, 2026 ($000’s omitted):

	As of March 31, 2026 for the Years ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$21,434	$5,071	$7,556	$4,341	$—	$1,800,000	$1,838,402	$1,898,022
Average interest rate	3.06%	7.23%	6.64%	5.00%	—%	5.76%	5.74%

Variable rate debt (a)	$455,052	$—	$—	$—	$—	$—	$455,052	$455,052
Average interest rate	5.43%	—%	—%	—%	—%	—%	5.43%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at March 31, 2026.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; the impact of any changes to our strategy in responding to the cyclical nature of the industry or deteriorations in industry conditions or downward changes in general economic or other business conditions, including any changes regarding our land positions and the levels of our land spend; economic changes nationally or in our local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; supply shortages and the cost of labor and building materials; the availability and cost of land and other raw materials used by us in our homebuilding operations; a decline in the value of the land and home inventories we maintain and resulting possible future writedowns of the carrying value of our real estate assets; competition within the industries in which we operate; rapidly changing technological developments including, but not limited to, the use of artificial intelligence in the homebuilding industry; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities, slow growth initiatives and/or local building moratoria; the availability and cost of insurance covering risks associated with our businesses, including warranty and other legal or regulatory proceedings or claims; damage from improper acts of persons over whom we do not have control or attempts to impose liabilities or obligations of third parties on us; weather related slowdowns; the impact of climate change and related governmental regulation; adverse capital and credit market conditions, which may affect our access to and cost of capital; the insufficiency of our income tax provisions and tax reserves, including as a result of changing laws or interpretations; the potential that we do not realize our deferred tax assets; our inability to sell mortgages into the secondary market; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans, and related claims against us; risks associated with the implementation of a new enterprise resource planning system; risks related to information technology failures, data security issues, and the effect of cybersecurity incidents and threats; the impact of negative publicity on sales; failure to retain key personnel; the impairment of our intangible assets; disruptions associated with epidemics, pandemics or other serious public health threats (as well as fear of such events), and the measures taken to address it; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for a further discussion of these and other risks and uncertainties applicable to our businesses. We undertake no duty to update any forward-looking statement, whether as a result of new information, future events or changes in our expectations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
January 1, 2026 to January 31, 2026	751,759	$126.37	751,759	$887,902
February 1, 2026 to February 28, 2026	698,093	$136.08	698,093	$792,902
March 1, 2026 to March 31, 2026	969,280	$121.93	969,280	$674,719
Total	2,419,132	$127.39	2,419,132

(1)     During 2026, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     On January 29, 2025, the Board of Directors approved an increase to our share repurchase authorization of $1.5 billion, which was publicly announced on January 30, 2025. There is no expiration date for this program, under which $674.7 million remained available for repurchases as of March 31, 2026. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. There is also no expiration date for this program.

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
Certificate of Elimination of Series A Junior Participating Preferred Shares of PulteGroup, Inc., dated June 2, 2025 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on June 3, 2025)

4	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10	(a)	Form of 2026 Restricted Stock Unit Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

	(b)	Form of 2026 Long-term Incentive Program Award Agreement (as Amended) under PulteGroup, Inc. 2022 Stock Incentive Plan (Filed herewith)*

(c)
Fourth Amended and Restated Credit Agreement, dated as of February 4, 2026, among PulteGroup, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2025)

(d)
Amendment No. 4 to Master Repurchase Agreement dated as of April 8, 2026, among JPMorgan Chase, as Agent, Lead Arranger and a Buyer, the other Buyers party thereto and Pulte Mortgage LLC, as Seller (Filed herewith)

22	(a)	List of Guarantor Subsidiaries (filed herewith)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by James L. Ossowski, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL
* Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 23, 2026