Form 10-Q
period 2026-06-30
PULTEGROUP INC/MI/
filed 2026-07-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
Number of common shares outstanding as of July 15, 2026: 187,452,540

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$1,335,709	$1,980,869
Restricted cash	41,633	27,907
Total cash, cash equivalents, and restricted cash	1,377,342	2,008,776
House and land inventory	13,715,417	12,925,413
Residential mortgage loans available-for-sale	549,713	613,665
Investments in unconsolidated entities	202,796	167,342
Other assets	2,307,328	2,217,483
Goodwill	40,377	40,377
Other intangible assets	23,385	26,210
Deferred tax assets	46,832	49,157
	$18,263,190	$18,048,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$717,891	$724,885
Customer deposits	512,255	387,837
Deferred tax liabilities	459,586	448,493
Accrued and other liabilities	1,261,546	1,338,330
Financial Services debt	477,904	532,338
Notes payable	1,820,277	1,631,098
	5,249,459	5,062,981
Shareholders' equity	13,013,731	12,985,442
	$18,263,190	$18,048,423

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Homebuilding
Home sale revenues	$3,807,097	$4,267,975	$7,114,607	$8,017,244
Land sale and other revenues	78,921	34,622	108,235	87,176
	3,886,018	4,302,597	7,222,842	8,104,420
Financial Services	96,939	101,158	168,687	191,986
Total revenues	3,982,957	4,403,755	7,391,529	8,296,406

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,856,634)	(3,115,450)	(5,356,788)	(5,834,564)
Land sale and other cost of revenues	(68,129)	(30,488)	(95,276)	(81,443)
	(2,924,763)	(3,145,938)	(5,452,064)	(5,916,007)

Financial Services expenses	(60,673)	(59,611)	(119,839)	(114,581)
Selling, general, and administrative expenses	(382,965)	(390,453)	(763,298)	(783,790)
Equity income from unconsolidated entities, net	3,962	409	4,841	911
Other income (expense), net	3,921	(1,006)	10,666	5,355
Income before income taxes	622,439	807,156	1,071,835	1,488,294
Income tax expense	(150,436)	(198,673)	(252,837)	(357,012)
Net income	$472,003	$608,483	$818,998	$1,131,282

Per share:
Basic earnings	$2.49	$3.05	$4.29	$5.64
Diluted earnings	$2.48	$3.03	$4.27	$5.60
Cash dividends declared	$0.26	$0.22	$0.52	$0.44

Number of shares used in calculation:
Basic	189,388	199,243	190,734	200,645
Effect of dilutive securities	1,195	1,438	1,256	1,520
Diluted	190,583	200,681	191,990	202,165

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2026	190,771	$1,908	$3,508,270	$9,443,974	$12,954,152
Share issuances	25	—	—	—	—
Dividends declared	—	—	—	(49,345)	(49,345)
Share repurchases	(3,123)	(31)	—	(372,954)	(372,985)
Excise tax on share repurchases	—	—	—	(3,699)	(3,699)
Cash paid for shares withheld for taxes	—	—	—	(1,248)	(1,248)
Share-based compensation	—	—	14,853	—	14,853
Net income	—	—	—	472,003	472,003
Shareholders' equity, June 30, 2026	187,673	$1,877	$3,523,123	$9,488,731	$13,013,731

Shareholders' equity, December 31, 2025	192,725	$1,927	$3,488,924	$9,494,591	$12,985,442
Share issuances	490	5	(8)	—	(3)
Dividends declared	—	—	—	(99,496)	(99,496)
Share repurchases	(5,542)	(55)	—	(681,112)	(681,167)
Excise tax on share repurchases	—	—	—	(6,188)	(6,188)
Cash paid for shares withheld for taxes	—	—	—	(38,062)	(38,062)
Share-based compensation	—	—	34,207	—	34,207
Net income	—	—	—	818,998	818,998
Shareholders' equity, June 30, 2026	187,673	$1,877	$3,523,123	$9,488,731	$13,013,731

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, March 31, 2025	200,565	$2,005	$3,452,228	$8,846,739	$12,300,972
Share issuances	18	1	—	—	1
Dividends declared	—	—	—	(44,039)	(44,039)
Share repurchases	(2,984)	(30)	—	(299,970)	(300,000)
Excise tax on share repurchases	—	—	—	(2,982)	(2,982)
Cash paid for shares withheld for taxes	—	—	—	(339)	(339)
Share-based compensation	—	—	12,846	—	12,846
Net income	—	—	—	608,483	608,483
Shareholders' equity, June 30, 2025	197,599	$1,976	$3,465,074	$9,107,892	$12,574,942

Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	447	5	8,558	—	8,563
Dividends declared	—	—	—	(88,748)	(88,748)
Share repurchases	(5,761)	(58)	—	(599,942)	(600,000)
Excise tax on share repurchases	—	—	—	(5,490)	(5,490)
Cash paid for shares withheld for taxes	—	—	—	(23,761)	(23,761)
Share-based compensation	—	—	31,132	—	31,132
Net income	—	—	—	1,131,282	1,131,282
Shareholders' equity, June 30, 2025	197,599	$1,976	$3,465,074	$9,107,892	$12,574,942

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$818,998	$1,131,282
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	13,402	19,798
Land-related charges	27,561	42,184
Loss on debt retirement	2,637	—
Depreciation and amortization	49,935	49,714
Equity income from unconsolidated entities, net	(4,841)	(911)
Distributions of income from unconsolidated entities	4,758	3,060
Share-based compensation expense	34,207	30,973
Other, net	569	(380)
Increase (decrease) in cash due to:
Inventories	(807,305)	(533,041)
Residential mortgage loans available-for-sale	63,933	47,986
Other assets	(94,825)	(175,258)
Accounts payable, accrued and other liabilities	67,773	(193,674)
Net cash provided by operating activities	176,802	421,733
Cash flows from investing activities:
Capital expenditures	(55,297)	(64,138)
Investments in unconsolidated entities	(40,875)	(7,954)
Distributions of capital from unconsolidated entities	5,508	39,419
Other investing activities, net	2,905	(6,509)
Net cash used in investing activities	(87,759)	(39,182)
Cash flows from financing activities:
Proceeds from debt issuance	794,784	—
Repayments of notes payable	(600,681)	(9,163)
Financial Services borrowings (repayments), net	(54,434)	(28,549)
Debt issuance costs	(22,759)	—
Proceeds from liabilities related to consolidated inventory not owned	18,303	16,633
Payments related to consolidated inventory not owned	(23,155)	(22,438)
Share repurchases	(681,167)	(600,000)
Excise tax on share repurchases	(11,482)	(11,550)
Cash paid for shares withheld for taxes	(38,062)	(23,761)
Dividends paid	(101,824)	(90,077)
Net cash used in financing activities	(720,477)	(768,905)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(631,434)	(386,354)
Cash, cash equivalents, and restricted cash at beginning of period	2,008,776	1,653,680
Cash, cash equivalents, and restricted cash at end of period	$1,377,342	$1,267,326

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$5,879	$8,088
Income taxes paid (refunded), net	$270,253	$392,286
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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income (expense), net

Other income (expense), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Write-offs of deposits and pre-acquisition costs	$(6,523)	$(11,344)	$(11,454)	$(15,679)
Amortization of intangible assets	(1,413)	(2,301)	(2,825)	(4,667)
Loss on debt retirement	—	—	(2,637)	—
Interest income	10,446	9,581	23,621	19,843
Interest expense	(106)	(141)	(270)	(268)
Miscellaneous, net	1,517	3,199	4,231	6,126
Other income (expense), net	$3,921	$(1,006)	$10,666	$5,355

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $512.3 million and $387.8 million at June 30, 2026 and December 31, 2025, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $87.6 million and $82.6 million at June 30, 2026 and December 31, 2025, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At June 30, 2026 and December 31, 2025, residential mortgage loans available-for-sale had an aggregate fair value of $549.7 million and $613.7 million, respectively, and an aggregate outstanding principal balance of $562.4 million and $621.6 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages were $52.6 million and $59.7 million for the three months ended June 30, 2026 and 2025, respectively, and $87.9 million and $109.5 million for the six months ended June 30, 2026 and 2025, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At June 30, 2026 and December 31, 2025, we had aggregate IRLCs of $1.7 billion and $820.2 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At June 30, 2026 and December 31, 2025, we had unexpired forward contracts of $1.9 billion and $1.3 billion, respectively, and whole loan investor commitments of $219.4

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million and $270.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	June 30, 2026		December 31, 2025
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
IRLCs	$1,373	$52,595	$1,459	$20,829
Forward contracts	16,102	3,465	3,316	3,407
Whole loan commitments	60	280	24	85
	$17,535	$56,340	$4,799	$24,321

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for unvested shares for the period (the “Denominator”). Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in the three and six months ended June 30, 2026 and 2025.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of June 30, 2026 and December 31, 2025.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. House and land inventory

Major components of inventory were as follows ($000’s omitted):

	June 30, 2026	December 31, 2025
Homes under construction	$5,686,186	$5,192,711
Land under development	7,335,834	6,955,016
Raw land	573,578	637,936
Consolidated inventory not owned (a)	92,741	120,160
Land held for sale	27,078	19,590
	$13,715,417	$12,925,413

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest in inventory, beginning of period	$125,265	$139,541	$122,327	$139,960
Interest capitalized	28,489	26,129	56,324	52,221
Interest expensed	(28,455)	(29,046)	(53,352)	(55,557)
Interest in inventory, end of period	$125,299	$136,624	$125,299	$136,624

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either June 30, 2026 or December 31, 2025 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of June 30, 2026 and December 31, 2025 ($000’s omitted):

	June 30, 2026		December 31, 2025
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$459,829	$3,350,768	$436,258	$3,307,698
Other land options	830,732	6,336,310	830,642	6,695,156
	$1,290,561	$9,687,078	$1,266,900	$10,002,854

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Operations Classification	2026	2025	2026	2025
Land impairments	Home sale cost of revenues	$10,157	$6,703	$16,107	$25,429
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	—	365	—	1,076
Write-offs of deposits and pre-acquisition costs	Other expense, net	6,523	11,344	11,454	15,679
		$16,680	$18,412	$27,561	$42,184

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Northeast	$234,246	$347,437	$411,488	$597,171
Southeast	696,473	747,017	1,320,553	1,385,746
Florida	1,047,821	1,037,352	1,967,751	2,017,891
Midwest	636,186	691,347	1,163,441	1,273,789
Texas	410,576	465,919	727,890	878,332
West	780,086	979,758	1,521,965	1,868,555
Other homebuilding (a)	80,630	33,767	109,754	82,936
	3,886,018	4,302,597	7,222,842	8,104,420
Financial Services	96,939	101,158	168,687	191,986
Consolidated revenues	$3,982,957	$4,403,755	$7,391,529	$8,296,406

Cost of revenues
Northeast	$(164,418)	$(231,305)	$(291,035)	$(394,337)
Southeast	(506,371)	(518,721)	(961,474)	(954,221)
Florida	(750,767)	(740,196)	(1,419,257)	(1,413,651)
Midwest	(451,729)	(492,436)	(825,918)	(906,296)
Texas	(312,206)	(348,830)	(560,222)	(651,713)
West	(648,999)	(766,190)	(1,256,269)	(1,472,785)
Other homebuilding (b)	(90,273)	(48,260)	(137,889)	(123,004)
	$(2,924,763)	$(3,145,938)	$(5,452,064)	$(5,916,007)

Selling, general, and administrative expenses:
Northeast	$(23,438)	$(26,382)	$(47,465)	$(50,288)
Southeast	(72,373)	(73,057)	(143,817)	(141,162)
Florida	(101,467)	(100,641)	(197,721)	(199,094)
Midwest	(63,136)	(59,260)	(124,487)	(120,373)
Texas	(52,845)	(58,234)	(99,518)	(114,002)
West	(77,713)	(82,682)	(158,098)	(167,435)
Other homebuilding (c)	8,007	9,803	7,808	8,564
	$(382,965)	$(390,453)	$(763,298)	$(783,790)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Other segment items (d):
Northeast	$(1,893)	$(1,164)	$(3,519)	$(2,739)
Southeast	(6,498)	(7,597)	(11,163)	(12,929)
Florida	(5,799)	(6,299)	(11,840)	(12,003)
Midwest	(2,651)	(1,481)	(4,809)	(3,368)
Texas	(2,707)	(4,783)	(4,440)	(7,682)
West	584	(9,391)	(6,014)	(14,263)
Other homebuilding (e)	25,737	28,868	56,182	58,000
	6,773	(1,847)	14,397	5,016
Financial Services	(59,563)	(58,361)	(118,729)	(113,331)
	$(52,790)	$(60,208)	$(104,332)	$(108,315)

Income before income taxes (f):
Northeast	$44,497	$88,586	$69,469	$149,807
Southeast	111,231	147,642	204,099	277,434
Florida	189,788	190,216	338,933	393,143
Midwest	118,670	138,170	208,227	243,752
Texas	42,818	54,072	63,710	104,935
West	53,958	121,495	101,584	214,072
Other homebuilding	24,101	24,178	35,855	26,496
	585,063	764,359	1,021,877	1,409,639
Financial Services	37,376	42,797	49,958	78,655
Consolidated income before income taxes	$622,439	$807,156	$1,071,835	$1,488,294

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Land-related charges (a):
Northeast	$480	$47	$556	$241
Southeast	2,653	3,525	4,102	5,674
Florida	5,740	2,850	12,734	5,289
Midwest	513	757	1,319	1,603
Texas	4,555	3,858	5,501	4,350
West	1,895	6,782	2,134	23,424
Other homebuilding	844	593	1,215	1,603
	$16,680	$18,412	$27,561	$42,184

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Northeast	$988	$788	$1,954	$1,719
Southeast	3,188	2,463	6,233	4,667
Florida	4,801	4,840	9,385	9,488
Midwest	2,820	2,249	5,291	4,392
Texas	1,954	2,006	3,841	3,914
West	5,082	4,400	10,387	8,757
Other homebuilding	3,587	5,764	7,284	11,652
	22,420	22,510	44,375	44,589
Financial Services	2,977	2,536	5,560	5,125
	$25,397	$25,046	$49,935	$49,714

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	June 30, 2026		December 31, 2025
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$871,733	$993,374	$735,538	$830,114
Southeast	2,432,144	2,847,718	2,224,780	2,646,216
Florida	3,458,275	3,958,273	3,204,259	3,664,325
Midwest	1,436,735	1,609,790	1,406,118	1,560,397
Texas	1,539,509	1,837,682	1,545,253	1,829,532
West	3,937,247	4,463,233	3,720,564	4,224,604
Other homebuilding (a)	39,774	1,710,977	88,901	2,400,496
	13,715,417	17,421,047	12,925,413	17,155,684
Financial Services	—	842,143	—	892,739
	$13,715,417	$18,263,190	$12,925,413	$18,048,423

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million, net of cumulative impairment charges of $48.7 million, at both June 30, 2026 and December 31, 2025.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	June 30, 2026	December 31, 2025
5.500% unsecured senior notes due March 2026 (a)	$—	$251,867
5.000% unsecured senior notes due January 2027 (a)	—	337,277
4.250% unsecured senior notes due March 2031 (a)	400,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
4.900% unsecured senior notes due March 2036 (a)	400,000	—
Net premiums, discounts, and issuance costs (b)	(17,125)	(5,231)
Total senior notes	$1,782,875	$1,583,913
Other notes payable	37,402	47,185
Notes payable	$1,820,277	$1,631,098
Estimated fair value	$1,900,952	$1,755,396

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
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $37.4 million and $47.2 million at June 30, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%. We recorded $3.8 million and $13.1 million of inventory through seller financing in the six months ended June 30, 2026 and June 30, 2025, respectively.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2026, we had no borrowings outstanding, $343.2 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At June 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $45.1 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at June 30, 2026, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2026, Pulte Mortgage had $477.9 million outstanding at a weighted-average interest rate of 5.42% and $147.1 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Shareholders’ equity

In the six months ended June 30, 2026, we declared cash dividends totaling $99.5 million and repurchased 5.5 million shares under our share repurchase authorization for $681.2 million. In the six months ended June 30, 2025, we declared cash dividends totaling $88.7 million and repurchased 5.8 million shares under our share repurchase authorization for $600.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. At June 30, 2026, we had remaining authorization to repurchase $1.8 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the six months ended June 30, 2026 and 2025, participants surrendered shares valued at $38.1 million and $23.8 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 24.2% and 23.6% for the three and six months ended June 30, 2026, respectively, compared with 24.6% and 24.0% for the comparable prior year periods in 2025. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our effective tax rate for the six months ended June 30, 2026 and 2025 also includes benefits from stock-based compensation.

At June 30, 2026 and December 31, 2025, we had net deferred tax liabilities of $412.8 million and $399.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $29.6 million and $29.9 million of gross unrecognized tax benefits at June 30, 2026 and December 31, 2025, respectively. Additionally, we had accrued interest and penalties of $0.1 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2026	December 31, 2025

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$549,713	$613,665
IRLCs	Level 2	(51,222)	(19,370)
Forward contracts	Level 2	12,637	(91)
Whole loan commitments	Level 2	(220)	(61)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$22,584	$55,119

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,377,342	$2,008,776
Financial Services debt	Level 2	477,904	532,338
Senior notes payable	Level 2	1,863,550	1,708,211
Other notes payable	Level 2	37,402	47,185

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $343.2 million and $3.1 billion, respectively, at June 30, 2026, and $357.1 million and $3.1 billion, respectively, at December 31, 2025. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warranty liabilities, beginning of period	$127,400	$132,287	$128,717	$130,538
Reserves provided	23,037	26,274	42,878	52,291
Payments	(25,649)	(26,011)	(47,998)	(50,343)
Other adjustments	1,749	1,167	2,940	1,231
Warranty liabilities, end of period	$126,537	$133,717	$126,537	$133,717

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

Our recorded reserves for all such claims totaled $262.2 million and $259.4 million at June 30, 2026 and December 31, 2025, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 71% and 74% of the total general liability reserves at June 30, 2026 and December 31, 2025, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Adjustments to reserves are recorded in the period in which the change in estimate occurs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$267,506	$276,294	$259,410	$267,474
Reserves provided	12,655	15,840	22,334	27,853
Adjustments to previously recorded reserves	(14,657)	(8,666)	(13,514)	(8,666)
Payments, net	(3,297)	(10,020)	(6,023)	(13,213)
Balance, end of period	$262,207	$273,448	$262,207	$273,448

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $106.5 million and $130.0 million at June 30, 2026, respectively, and $109.7 million and $133.2 million at December 31, 2025, respectively. In the three and six months ended June 30, 2026 we recorded an additional $5.4 million of lease liabilities under operating leases, and $14.5 million and $34.1 million, respectively, in the comparable prior year periods. Payments on lease liabilities in the three and six months ended June 30, 2026 totaled $6.6 million and $13.4 million, respectively, and $5.7 million and $11.5 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and six months ended June 30, 2026 our total lease expense was $13.7 million and $27.7 million, respectively, and $15.2 million and $30.9 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.1 million and $4.1 million in the three and six months ended June 30, 2026, respectively, and $2.3 million and $5.3 million in the comparable prior year periods, as well as short-term lease costs of $4.7 million and $9.4 million in the three and six months ended June 30, 2026, respectively, and $5.4 million and $11.5 million in the comparable prior year periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of June 30, 2026 were as follows ($000's omitted):

Years Ending December 31,
2026 (a)	$15,507
2027	29,065
2028	27,324
2029	23,323
2030	19,035
Thereafter	33,992
Total lease payments (b)	148,246
Less: Interest (c)	(18,295)
Present value of lease liabilities (d)	$129,951

(a)Remaining payments are for the six months ending December 31, 2026.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $9.0 million of legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2026.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 5.5 years and 4.6%, respectively, at June 30, 2026.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before income taxes:
Homebuilding	$585,063	$764,359	$1,021,877	$1,409,639
Financial Services	37,376	42,797	49,958	78,655
Income before income taxes	622,439	807,156	1,071,835	1,488,294
Income tax expense	(150,436)	(198,673)	(252,837)	(357,012)
Net income	$472,003	$608,483	$818,998	$1,131,282

Diluted earnings per share	$2.48	$3.03	$4.27	$5.60
Demand conditions remained challenging through the second quarter of 2026 as the result of elevated mortgage interest rates, higher housing costs, and general economic uncertainty. Volatility in geopolitical conditions, in part due to tensions in the Middle East, has also negatively impacted inflation and interest rates, further weakening consumer confidence. We have continued responding to these conditions by adjusting production cadence and sales prices where necessary and focusing sales incentives on discounts on spec inventory (houses without customer orders), closing cost incentives, and mortgage interest rate buydowns. These pricing actions contributed to a 6% increase in net new orders in units, but lower average selling prices and gross margins, during the second quarter of 2026 compared to the prior year period. Closings decreased 8% in the second quarter of 2026 compared to the prior year period primarily due to a lower order backlog entering 2026 compared to 2025.
We expect that many homebuyers will continue to face affordability challenges. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic in response to market conditions. We have successfully lowered our mix of spec home inventory. However, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. Our gross margin from home sales decreased to 25.0% in the second quarter of 2026 versus 27.0% in the second quarter of 2025, but increased from 24.4% in the first quarter of 2026 after sequential quarterly declines since the beginning of 2025. These decreases since 2025 are primarily due to the aforementioned higher land costs, pricing actions, and elevated sales incentives in response to buyer affordability challenges and reducing our mix of spec inventory.
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
–Updating the underwriting for our land option contracts prior to buying additional land, and we have made decisions to walk away from a number of land option agreements;
–Working with our trade partners to update the costs for materials, labor, and services to reflect changes in market conditions;
–Adjusting our overhead cost structure as necessary to align with demand;
–Rebalancing our mix of spec versus sold home inventory to continue to service buyers seeking to close within 30 to 90 days while increasing our backlog of build-to-order homes;
–Maintaining a focus on shareholder return through share buybacks and dividends, including $681.2 million of share repurchases in the first six months of 2026 and an 18% increase in our quarterly dividends from $0.22 to $0.26 per share effective with our January 2026 dividend payment;

–Opportunistically extending and expanding our revolving credit facility while also issuing $800.0 million of senior notes at lower interest rates than the $589.1 million of senior notes repaid and redeemed in the first three months of 2026; and
–Maintaining ample liquidity.

We believe our strategic approach with respect to balancing sales price with sales pace, including actions taken related to sales incentives and our production cadence, will enable us to meet consumer demand at the selling prices necessary to turn our inventory, maintain market share, and generate healthy returns. We remain confident in our ability to navigate the future environment and to position the Company to take advantage of opportunities as they arise and support future growth while maintaining profitability and financial strength.

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Home sale revenues	$3,807,097	(11)%	$4,267,975	$7,114,607	(11)%	$8,017,244
Land sale and other revenues	78,921	128%	34,622	108,235	24%	87,176
Total Homebuilding revenues	3,886,018	(10)%	4,302,597	7,222,842	(11)%	8,104,420
Home sale cost of revenues (a)	(2,856,634)	(8)%	(3,115,450)	(5,356,788)	(8)%	(5,834,564)
Land sale and other cost of revenues	(68,129)	123%	(30,488)	(95,276)	17%	(81,443)
Selling, general, and administrative expenses ("SG&A")	(382,965)	(2)%	(390,453)	(763,298)	(3)%	(783,790)
Equity income (loss) from unconsolidated entities, net	2,852	(b)	(841)	3,731	(b)	(339)
Other income (expense), net	3,921	(b)	(1,006)	10,666	(b)	5,355
Income before income taxes	$585,063	(23)%	$764,359	$1,021,877	(28)%	$1,409,639

Supplemental data:
Gross margin from home sales (a)	25.0%	(200) bps	27.0%	24.7%	(250) bps	27.2%
SG&A as a percentage of home sale revenues	10.1%	100 bps	9.1%	10.7%	90 bps	9.8%
Closings (units)	6,997	(8)%	7,639	13,099	(8)%	14,222
Average selling price	$544	(3)%	$559	$543	(4)%	$564
Net new orders:
Units	7,536	6%	7,083	15,570	5%	14,848
Dollars (c)	$4,084,351	5%	$3,887,938	$8,649,377	3%	$8,365,765
Cancellation rate	13%		15%	13%		14%
Average active communities	1,074	8%	994	1,058	8%	978
Backlog at June 30:
Units				10,966	2%	10,779
Dollars				$6,804,881	(1)%	$6,843,239

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues in the three and six months ended June 30, 2026 were lower than the prior year periods by $460.9 million and $902.6 million, respectively. In the three months ended June 30, 2026, the 11% decrease resulted primarily from an 8% decrease in closings from the prior year period, combined with a 3% decrease in average selling price. In the six months ended June 30, 2026 the 11% decrease resulted primarily from an 8% decrease in closings, combined with a 4% decrease in average selling price. The decreases in closings were primarily attributable to a weaker order backlog entering the year, partially offset by a higher community count and improved production cycle times. Average selling price during the three and six months ended June 30, 2026 decreased primarily due to product and geographic mix, combined with efforts to reduce our level of spec inventory during 2026.

Home sale gross margins

Home sale gross margins were 25.0% and 24.7% in the three and six months ended June 30, 2026, respectively, compared with 27.0% and 27.2% in the three and six months ended June 30, 2025, respectively. The decreases in home sale gross margins were primarily attributable to the aforementioned pricing actions, including elevated sales incentives, and increased land acquisition and development costs. We expect these factors to continue to impact our gross margins over the near term. Gross margins for the first six months of 2026 were also unfavorably impacted by our efforts to reduce completed spec inventory to more appropriate levels.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sale and other revenues contributed income of $10.8 million and $13.0 million for the three and six months ended June 30, 2026, respectively, compared with income of $4.1 million and $5.7 million for the three and six months ended June 30, 2025, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.1% and 10.7% in the three and six months ended June 30, 2026, respectively, compared with 9.1% and 9.8% for the three and six months ended June 30, 2025, respectively. The gross dollar amount of our SG&A decreased $7.5 million, or 2%, for the three months ended June 30, 2026 compared with the prior year period, and decreased $20.5 million, or 3%, for the six months ended June 30, 2026 compared with the prior year period. The decrease in gross dollars for the three and six months ended June 30, 2026 was primarily attributable to lower variable costs associated with the decrease in closings along with lower liability insurance costs. We expect to continue managing and balancing our overhead costs consistent with expected changes in the demand environment.

Other income (expense), net

Other income (expense), net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Write-offs of deposits and pre-acquisition costs	$(6,523)	$(11,344)	$(11,454)	$(15,679)
Amortization of intangible assets	(1,413)	(2,301)	(2,825)	(4,667)
Loss on debt retirement	—	—	(2,637)	—
Interest income	10,446	9,581	23,621	19,843
Interest expense	(106)	(141)	(270)	(268)
Miscellaneous, net	1,517	3,199	4,231	6,126
Other income (expense), net	$3,921	$(1,006)	$10,666	$5,355

Net new orders

Net new orders in units increased 6% while net new orders in dollars increased 5% in the three months ended June 30, 2026, as compared with the prior year period. Net new orders in units increased 5% while net new orders in dollars increased 3% in the six months ended June 30, 2026, as compared with the prior year period. The increased net new order volume and dollars in the three and six months ended June 30, 2026 over the comparable prior year periods was primarily attributable to higher order volumes in our Florida and Midwest segments, partially offset by lower volumes in our West segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 13% for both the three and six months ended June 30, 2026, and 15% and 14% for the three and six months ended June 30, 2025, respectively. Ending backlog dollars, which represent orders for homes that have not yet closed, decreased 1% at June 30, 2026 compared with June 30, 2025.

Homes in production
The following is a summary of our homes in production:

	June 30, 2026	June 30, 2025
Sold	8,342	8,499
Unsold
Under construction	5,211	5,741
Completed	1,427	1,865
	6,638	7,606
Models	1,763	1,673
Total	16,743	17,778
The number of homes in production at June 30, 2026 was 6% lower than at June 30, 2025. This decrease was primarily due to our focus on reducing the number of spec homes and improved production cycle times, which reduces the length of time a home remains under construction.

Controlled lots

The following is a summary of our lots under control at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,650	7,593	11,243	3,671	7,202	10,873
Southeast	18,828	34,930	53,758	18,853	36,519	55,372
Florida	27,125	30,927	58,052	25,849	34,345	60,194
Midwest	11,585	22,274	33,859	10,319	21,660	31,979
Texas	15,214	17,158	32,372	16,220	19,162	35,382
West	25,921	13,036	38,957	26,192	14,640	40,832
Total	102,323	125,918	228,241	101,104	133,528	234,632
	45%	55%	100%	43%	57%	100%

Developed (%)	50%	26%	37%	50%	25%	36%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $9.7 billion at June 30, 2026.

Homebuilding Segment Operations

As of June 30, 2026, we conducted our operations in 48 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Maryland, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington
The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Revenues:
Northeast	$234,246	(33)%	$347,437	$411,488	(31)%	$597,171
Southeast	696,473	(7)%	747,017	1,320,553	(5)%	1,385,746
Florida	1,047,821	1%	1,037,352	1,967,751	(2)%	2,017,891
Midwest	636,186	(8)%	691,347	1,163,441	(9)%	1,273,789
Texas	410,576	(12)%	465,919	727,890	(17)%	878,332
West	780,086	(20)%	979,758	1,521,965	(19)%	1,868,555
Other homebuilding (a)	80,630	139%	33,767	$109,754	32%	$82,936
	$3,886,018	(10)%	$4,302,597	$7,222,842	(11)%	$8,104,420
Income before income taxes (b):
Northeast	$44,497	(50)%	$88,586	$69,469	(54)%	$149,807
Southeast	111,231	(25)%	147,642	204,099	(26)%	277,434
Florida	189,788	—%	190,216	338,933	(14)%	393,143
Midwest	118,670	(14)%	138,170	208,227	(15)%	243,752
Texas	42,818	(21)%	54,072	63,710	(39)%	104,935
West	53,958	(56)%	121,495	101,584	(53)%	214,072
Other homebuilding (c)	24,101	—%	24,178	35,855	35%	26,496
	$585,063	(23)%	$764,359	$1,021,877	(28)%	$1,409,639

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Income before income taxes includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Closings (units):
Northeast	331	(27)%	451	592	(25)%	790
Southeast	1,370	(2)%	1,402	2,598	—%	2,595
Florida	1,875	—%	1,882	3,564	1%	3,532
Midwest	1,173	(8)%	1,272	2,150	(9)%	2,362
Texas	1,121	(8)%	1,218	1,987	(12)%	2,257
West	1,127	(20)%	1,414	2,208	(18)%	2,686
	6,997	(8)%	7,639	13,099	(8)%	14,222

Average selling price:
Northeast	$708	(8)%	$770	$695	(8)%	$756
Southeast	508	(5)%	533	508	(5)%	534
Florida	559	1%	551	552	(3)%	571
Midwest	542	—%	544	541	—%	539
Texas	366	(4)%	383	366	(6)%	389
West	692	—%	693	689	(1)%	696
	$544	(3)%	$559	$543	(4)%	$564

Net new orders - units:
Northeast	399	4%	384	840	7%	788
Southeast	1,442	3%	1,405	2,865	4%	2,761
Florida	2,115	19%	1,773	4,321	19%	3,642
Midwest	1,409	11%	1,272	2,694	1%	2,660
Texas	1,053	1%	1,042	2,311	(1)%	2,329
West	1,118	(7)%	1,207	2,539	(5)%	2,668
	7,536	6%	7,083	15,570	5%	14,848

Net new orders - dollars:
Northeast	$272,314	3%	$264,954	$589,043	1%	$581,960
Southeast	709,559	(4)%	740,378	1,431,817	(3)%	1,474,753
Florida	1,231,763	24%	990,804	2,535,832	22%	2,079,434
Midwest	764,729	11%	688,715	1,481,367	3%	1,436,721
Texas	376,993	(2)%	384,980	859,747	(3)%	888,820
West	728,993	(11)%	818,107	1,751,571	(8)%	1,904,077
	$4,084,351	5%	$3,887,938	$8,649,377	3%	$8,365,765

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2026 vs. 2025	2025
Cancellation rates:
Northeast	12%	9%	9%		9%
Southeast	13%	13%	13%		12%
Florida	10%	15%	11%		15%
Midwest	10%	11%	10%		9%
Texas	18%	19%	15%		16%
West	19%	21%	17%		19%
	13%	15%	13%		14%

Unit backlog:
Northeast			755	23%	613
Southeast			2,018	(3)%	2,078
Florida			3,178	9%	2,905
Midwest			2,149	2%	2,100
Texas			1,115	9%	1,020
West			1,751	(15)%	2,063
			10,966	2%	10,779

Backlog dollars:
Northeast			$554,106	13%	$490,911
Southeast			1,141,293	(6)%	1,216,524
Florida			2,087,375	11%	1,874,145
Midwest			1,276,656	4%	1,227,094
Texas			460,158	4%	441,665
West			1,285,293	(19)%	1,592,900
			$6,804,881	(1)%	$6,843,239

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Land-related charges (a):
Northeast	$480	$47	$556	$241
Southeast	2,653	3,525	4,102	5,674
Florida	5,740	2,850	12,734	5,289
Midwest	513	757	1,319	1,603
Texas	4,555	3,858	5,501	4,350
West	1,895	6,782	2,134	23,424
Other homebuilding	844	593	1,215	1,603
	$16,680	$18,412	$27,561	$42,184
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the second quarter of 2026, Northeast home sale revenues decreased 33% when compared with the prior year period due to a 27% decrease in closings combined with an 8% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 50%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the six months ended June 30, 2026, Northeast home sale revenues decreased 31% when compared with the prior year period due to a 25% decrease in closings combined with an 8% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 54% primarily due to lower revenues and gross margins across the majority of markets. Net new orders increased across all markets.

Southeast

For the second quarter of 2026, Southeast home sale revenues decreased 7% when compared with the prior year period due to a 2% decrease in closings combined with a 5% decrease in average selling price. The decrease in closings occurred across the majority of markets, while the decrease in average selling price was mixed among markets. Income before income taxes decreased 25%, primarily due to lower revenues across the majority of markets and lower gross margins across all markets. The increase in net new orders was mixed among markets.

For the six months ended June 30, 2026, Southeast home sale revenues decreased 5% when compared with the prior year period due to a 5% decrease in average selling price partially offset by a slight increase in closings. The decrease in average selling price and increase in closings was mixed among markets. Income before income taxes decreased 26% primarily due to lower revenues across the majority of markets and lower gross margins across all. The increase in net new orders was mixed among markets.

Florida

For the second quarter of 2026, Florida home sale revenues increased 1% when compared with the prior year period primarily due to a 1% increase in average selling price partially offset by a slight decrease in closings. The increase in average selling price and decrease in closings occurred across the majority of markets. Income before income taxes was in line with the comparable prior year period. Net new orders increased across all markets.

For the six months ended June 30, 2026, Florida home sale revenues decreased 2% when compared with the prior year period due to a 3% decrease in the average selling price partially offset by a 1% increase in closings. The decrease in average selling price and increase in closings occurred across the majority of markets. Income before income taxes decreased 14% primarily due to lower gross margins across the majority of markets. The increase in net new orders occurred across all markets.

Midwest

For the second quarter of 2026, Midwest home sale revenues decreased 8% when compared with the prior year period due to an 8% decrease in closings combined with a slight decrease in average selling price. The decrease in closings occurred across the majority of markets while the decrease in average selling price was mixed among markets. Income before income taxes decreased 14% primarily due to lower revenues. The increase in net new orders occurred across the majority of markets.

For the six months ended June 30, 2026, Midwest home sale revenues decreased 9% when compared with the prior year period due to a 9% decrease in closings partially offset by a slight increase in average selling price. The decrease in closings and the increase in average selling price occurred across the majority of markets. Income before income taxes decreased 15% primarily due to lower revenues across the majority of markets. The increase in net new orders was mixed among markets.

Texas

For the second quarter of 2026, Texas home sale revenues decreased 12% when compared with the prior year period due to an 8% decrease in closings combined with a 4% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 21% primarily due to lower revenues across the majority of markets, and lower gross margins, which was mixed among markets. The increase in net new orders was mixed among markets.

For the six months ended June 30, 2026, Texas home sale revenues decreased 17% when compared with the prior year period due to a 12% decrease in closings combined with a 6% decrease in average selling price. The decrease in closings occurred across all markets while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 39% primarily due to lower revenues and gross margins across all markets. The decrease in net new orders was mixed among markets.

West

For the second quarter of 2026, West home sale revenues decreased 20% when compared with the prior year period due to a 20% decrease in closings combined with a slight decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 56% primarily due to lower revenues and gross margins across the majority of markets. The decrease in net new orders was primarily attributable to our Las Vegas and Arizona operations.

For the six months ended June 30, 2026, West home sale revenues decreased 19% when compared with the prior year period due to an 18% decrease in closings combined with a 1% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 53% primarily due to lower revenues and gross margins across the majority of markets. The decrease in net new orders was primarily attributable to our Las Vegas and Arizona operations.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Mortgage revenues	$65,083	(12)%	$74,224	$111,369	(19)%	$137,094
Title services revenues	24,109	(4)%	25,047	44,785	(4)%	46,758
Insurance agency commissions	7,747	311%	1,887	12,533	54%	8,134
Total Financial Services revenues	96,939	(4)%	101,158	168,687	(12)%	191,986
Expenses	(60,673)	2%	(59,611)	(119,839)	5%	(114,581)
Equity income from unconsolidated entities	1,110	(11)%	1,250	1,110	(11)%	1,250
Income before income taxes	$37,376	(13)%	$42,797	$49,958	(36)%	$78,655
Total originations:
Loans	4,629	(7)%	4,984	8,618	(7)%	9,255
Principal	$1,976,303	(9)%	$2,164,755	$3,679,319	(9)%	$4,030,773

	Six Months Ended
	June 30,
	2026	2025
Supplemental data:
Capture rate	85.0%	85.5%
Average FICO score	750	751
Funded origination breakdown:
Government (FHA, VA, USDA)	29%	27%
Other agency	68%	69%
Total agency	97%	96%
Non-agency	3%	4%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2026 decreased 4% and 12%, respectively, compared with the comparable prior year periods, reflective of the lower homebuilding volume. Insurance agency commissions reflect the evolving environment for home insurance as carriers adjust their premiums, geographic markets, and product coverages.

Income before income taxes

Income before income taxes in the three and six months ended June 30, 2026 decreased 13% and 36%, respectively, compared with the comparable prior year periods due to lower revenues combined with higher expenses.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2026 was 24.2% and 23.6%, respectively, compared with 24.6% and 24.0% for the comparable prior year periods. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our effective tax rate for the six months ended June 30, 2026 and 2025 also includes benefits from stock-based compensation.

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

At June 30, 2026, we had unrestricted cash and equivalents of $1.3 billion, restricted cash balances of $41.6 million, and $1.4 billion available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 12.3% at June 30, 2026, compared with 11.2% at December 31, 2025. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

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

Unsecured senior notes

We had $1.8 billion and $1.6 billion of unsecured senior notes outstanding at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, no repayments are due until March 2031.

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

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $37.4 million and $47.2 million at June 30, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of June 30, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At June 30, 2026, we had no borrowings outstanding, $343.2 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At June 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $45.1 million.

Financial Services debt

Pulte Mortgage maintains a master repurchase agreement with third-party lenders (as amended, the "Repurchase Agreement") that matures on August 12, 2026. The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at June 30, 2026, which continues until maturity. The Repurchase Agreement also contains an accordion feature that could increase the commitment by $50.0 million above its active commitment level. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At June 30, 2026, Pulte Mortgage had $477.9 million outstanding at a weighted-average interest rate of 5.42% and $147.1 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

Dividends and share repurchase program

In the six months ended June 30, 2026, we declared cash dividends totaling $99.5 million and repurchased 5.5 million shares under our share repurchase authorization for $681.2 million. In the six months ended June 30, 2025, we declared cash dividends totaling $88.7 million and repurchased 5.8 million shares under our share repurchase authorization for $600.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. At June 30, 2026, we had remaining authorization to repurchase $1.8 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2026, we had outstanding letters of credit totaling $343.2 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.1 billion at June 30, 2026, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2026, these agreements had an aggregate remaining purchase price of $9.7 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At June 30, 2026, outstanding deposits totaled $717.4 million, of which $15.8 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on 10-Q for amounts outstanding as of June 30, 2026 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the six months ended June 30, 2026 was $176.8 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experience seasonal fluctuations. The cash inflows from our operations for the six months ended June 30, 2026 were primarily due to net income of $819.0 million and a net decrease in residential mortgage loans available-for-sale of $63.9 million, partially offset by a net increase in inventories of $807.3 million, which was primarily attributable to land acquisition, development, and house spend to support ongoing operations.

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

Investing activities

Net cash used in investing activities in the six months ended June 30, 2026 was $87.8 million. These cash outflows primarily resulted from capital expenditures of $55.3 million related to our ongoing investments in new communities, facilities, and information technology applications, along with $40.9 million of investments in unconsolidated entities.

Net cash used in investing activities in the six months ended June 30, 2025 was $39.2 million. These cash outflows primarily resulted from capital expenditures of $64.1 million related to our ongoing investments in new communities, facilities, and information technology applications, partially offset by distributions of capital from unconsolidated entities of $39.4 million.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2026 totaled $720.5 million. These cash outflows resulted primarily from repayments and redemptions of notes payable of $600.7 million, repurchases of 5.5 million common shares for $681.2 million under our share repurchase authorization, payments of $101.8 million in cash dividends, and net repayments of $54.4 million under the Repurchase Agreement, partially offset by $794.8 million of proceeds from debt issuance.

Net cash used in financing activities in the six months ended June 30, 2025 totaled $768.9 million. These cash outflows resulted primarily from repurchases of 5.8 million common shares for $600.0 million under our share repurchase authorization, payments of $90.1 million in cash dividends, payments of $22.4 million related to consolidated inventory not owned, and net repayments of $28.5 million under the Repurchase Agreement.

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

Supplemental Guarantor Financial Information

As of June 30, 2026, PulteGroup, Inc. had outstanding $1.8 billion principal amount of unsecured senior notes due at dates from March 2031 through March 2036 and no borrowings outstanding, $343.2 million of letters of credit issued, and $1.4 billion of remaining capacity under its Revolving Credit Facility.

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

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 7.875% unsecured senior notes due 2032, 6.375% unsecured senior notes due 2033, and 6.000% unsecured senior notes due 2035:

Summarized Balance Sheet Data
ASSETS	June 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,115,945	$1,632,196
House and land inventory	13,445,694	12,635,442
Amount due from Non-Guarantor Subsidiaries	961,243	1,083,631
Total assets	16,934,668	16,507,470

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,666,696	$2,601,837
Notes payable	1,820,277	1,631,098
Total liabilities	4,947,885	4,682,755

	Six Months Ended	Year Ended
	June 30,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$7,112,250	$16,594,878
Cost of revenues	5,355,615	12,220,999
Selling, general, and administrative expenses	732,510	1,508,055
Income before income taxes	1,082,859	3,047,519

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 4.250% unsecured senior notes due 2031 and 4.900% unsecured senior notes due 2036:

Summarized Balance Sheet Data
ASSETS	June 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,115,094	$1,623,081
House and land inventory	13,723,828	12,935,565
Total assets	17,233,154	16,819,499

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,686,765	$2,627,453
Notes payable	1,820,277	1,631,098
Amount due to Non-Guarantor Subsidiaries	267,239	142,311
Total liabilities	4,967,954	4,708,371

	Six Months Ended	Year Ended
	June 30,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$7,200,727	$16,796,525
Cost of revenues	5,435,757	12,403,216
Selling, general, and administrative expenses	730,151	1,504,824
Income before income taxes	1,079,283	3,040,908

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the six months ended June 30, 2026 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of June 30, 2026 ($000’s omitted):

	As of June 30, 2026 for the Years ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$20,434	$5,071	$7,557	$4,340	$—	$1,800,000	$1,837,402	$1,900,952
Average interest rate	3.21%	7.23%	6.64%	5.00%	—%	5.76%	5.74%

Variable rate debt (a)	$477,904	$—	$—	$—	$—	$—	$477,904	$477,904
Average interest rate	5.42%	—%	—%	—%	—%	—%	5.42%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at June 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
April 1, 2026 to April 30, 2026	834,684	$122.69	834,684	$2,072,314
May 1, 2026 to May 31, 2026	1,456,923	$114.83	1,456,923	$1,905,014
June 1, 2026 to June 30, 2026	831,609	$124.19	831,609	$1,801,734
Total	3,123,216	$119.42	3,123,216

(1)     During 2026, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     On January 29, 2025, the Board of Directors approved an increase to our share repurchase authorization of $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. There is no expiration date for these programs, under which $1.8 billion remained available for repurchases as of June 30, 2026.

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

4	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

22	(a)	List of Guarantor Subsidiaries (Incorporated by reference to Exhibit 22 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by James L. Ossowski, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL
* Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 22, 2026