Form 10-Q
period 2026-09-30
PULTEGROUP INC/MI/
filed 2026-10-22
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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
Number of common shares outstanding as of October 15, 2026: 184,086,754

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Cash and equivalents	$1,369,902	$1,980,869
Restricted cash	38,125	27,907
Total cash, cash equivalents, and restricted cash	1,408,027	2,008,776
House and land inventory	14,090,509	12,925,413
Residential mortgage loans available-for-sale	433,947	613,665
Investments in unconsolidated entities	141,741	167,342
Other assets	2,303,038	2,217,483
Goodwill	40,377	40,377
Other intangible assets	21,973	26,210
Deferred tax assets	45,294	49,157
	$18,484,906	$18,048,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$747,157	$724,885
Customer deposits	515,886	387,837
Deferred tax liabilities	469,179	448,493
Accrued and other liabilities	1,464,582	1,338,330
Financial Services debt	383,245	532,338
Notes payable	1,808,896	1,631,098
	5,388,945	5,062,981
Shareholders' equity	13,095,961	12,985,442
	$18,484,906	$18,048,423

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Homebuilding
Home sale revenues	$3,859,030	$4,248,375	$10,973,638	$12,265,619
Land sale and other revenues	7,790	53,169	116,025	140,345
	3,866,820	4,301,544	11,089,663	12,405,964
Financial Services	107,026	103,255	275,712	295,241
Total revenues	3,973,846	4,404,799	11,365,375	12,701,205

Homebuilding Cost of Revenues:
Home sale cost of revenues	(2,901,856)	(3,133,548)	(8,258,644)	(8,968,112)
Land sale and other cost of revenues	(5,046)	(48,062)	(100,322)	(129,504)
	(2,906,902)	(3,181,610)	(8,358,966)	(9,097,616)

Financial Services expenses	(61,468)	(58,897)	(181,306)	(173,478)
Selling, general, and administrative expenses	(397,198)	(400,681)	(1,160,497)	(1,184,472)
Equity income (loss) from unconsolidated entities, net	(2,772)	2,422	2,069	3,333
Other income, net	19,700	1,755	30,366	7,110
Income before income taxes	625,206	767,788	1,697,041	2,256,082
Income tax expense	(149,479)	(181,954)	(402,315)	(538,967)
Net income	$475,727	$585,834	$1,294,726	$1,717,115

Per share:
Basic earnings	$2.55	$2.98	$6.84	$8.62
Diluted earnings	$2.53	$2.96	$6.79	$8.55
Cash dividends declared	$0.26	$0.22	$0.78	$0.66

Number of shares used in calculation:
Basic	186,633	196,536	189,353	199,258
Effect of dilutive securities	1,205	1,605	1,239	1,548
Diluted	187,838	198,141	190,592	200,806

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2026	187,673	$1,877	$3,523,123	$9,488,731	$13,013,731
Share issuances	18	—	—	—	—
Dividends declared	—	—	—	(48,632)	(48,632)
Share repurchases	(2,810)	(28)	—	(350,371)	(350,399)
Excise tax on share repurchases	—	—	—	(3,482)	(3,482)
Cash paid for shares withheld for taxes	—	—	—	(1,495)	(1,495)
Share-based compensation	—	—	10,511	—	10,511
Net income	—	—	—	475,727	475,727
Shareholders' equity, September 30, 2026	184,881	$1,849	$3,533,634	$9,560,478	$13,095,961

Shareholders' equity, December 31, 2025	192,725	$1,927	$3,488,924	$9,494,591	$12,985,442
Share issuances	508	5	(8)	—	(3)
Dividends declared	—	—	—	(148,128)	(148,128)
Share repurchases	(8,352)	(83)	—	(1,031,484)	(1,031,567)
Excise tax on share repurchases	—	—	—	(9,670)	(9,670)
Cash paid for shares withheld for taxes	—	—	—	(39,557)	(39,557)
Share-based compensation	—	—	44,718	—	44,718
Net income	—	—	—	1,294,726	1,294,726
Shareholders' equity, September 30, 2026	184,881	$1,849	$3,533,634	$9,560,478	$13,095,961

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	$
Shareholders' equity, June 30, 2025	197,599	$1,976	$3,465,074	$9,107,892	$12,574,942
Share issuances	6	1	—	—	1
Dividends declared	—	—	—	(43,451)	(43,451)
Share repurchases	(2,435)	(24)	—	(299,976)	(300,000)
Excise tax on share repurchases	—	—	—	(2,994)	(2,994)
Cash paid for shares withheld for taxes	—	—	—	(543)	(543)
Share-based compensation	—	—	12,248	—	12,248
Net income	—	—	—	585,834	585,834
Shareholders' equity, September 30, 2025	195,170	$1,953	$3,477,322	$9,346,762	$12,826,037

Shareholders' equity, December 31, 2024	202,913	$2,029	$3,425,384	$8,694,551	$12,121,964
Share issuances	453	6	8,558	—	8,564
Dividends declared	—	—	—	(132,199)	(132,199)
Share repurchases	(8,196)	(82)	—	(899,918)	(900,000)
Excise tax on share repurchases	—	—	—	(8,484)	(8,484)
Cash paid for shares withheld for taxes	—	—	—	(24,303)	(24,303)
Share-based compensation	—	—	43,380	—	43,380
Net income	—	—	—	1,717,115	1,717,115
Shareholders' equity, September 30, 2025	195,170	$1,953	$3,477,322	$9,346,762	$12,826,037

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,294,726	$1,717,115
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	24,524	51,921
Land-related charges	65,030	69,811
Loss on debt retirement	2,637	—
Depreciation and amortization	76,626	75,549
Equity income from unconsolidated entities, net	(2,069)	(3,333)
Distributions of income from unconsolidated entities	4,758	3,060
Share-based compensation expense	44,718	43,221
Other, net	(21,494)	(739)
Increase (decrease) in cash due to:
Inventories	(1,149,355)	(635,860)
Residential mortgage loans available-for-sale	179,718	143,516
Other assets	(127,060)	(203,007)
Accounts payable, accrued and other liabilities	244,207	(161,132)
Net cash provided by operating activities	636,966	1,100,122
Cash flows from investing activities:
Capital expenditures	(78,221)	(91,401)
Investments in unconsolidated entities	(45,773)	(9,171)
Distributions of capital from unconsolidated entities	21,564	45,669
Proceeds from asset dispositions	90,587	2,799
Other investing activities, net	3,000	(12,000)
Net cash used in investing activities	(8,843)	(64,104)
Cash flows from financing activities:
Proceeds from debt issuance	794,784	—
Repayments of notes payable	(612,691)	(9,163)
Financial Services repayments, net	(149,093)	(122,683)
Debt issuance costs	(23,411)	(1,446)
Proceeds from liabilities related to consolidated inventory not owned	26,558	25,643
Payments related to consolidated inventory not owned	(31,633)	(32,981)
Share repurchases	(1,031,567)	(900,000)
Excise tax on share repurchases	(11,482)	(11,550)
Cash paid for shares withheld for taxes	(39,557)	(24,303)
Dividends paid	(150,780)	(133,658)
Net cash used in financing activities	(1,228,872)	(1,210,141)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(600,749)	(174,123)
Cash, cash equivalents, and restricted cash at beginning of period	2,008,776	1,653,680
Cash, cash equivalents, and restricted cash at end of period	$1,408,027	$1,479,557

Supplemental Cash Flow Information:
Interest paid, net	$10,760	$12,904
Income taxes paid, net	$410,565	$533,574
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

Subsequent events

We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (the "SEC").

Other income, net

Other income, net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Write-offs of deposits and pre-acquisition costs	$(11,678)	$(10,836)	$(23,132)	$(26,515)
Amortization of intangible assets	(1,412)	(2,301)	(4,237)	(6,968)
Loss on debt retirement	—	—	(2,637)	—
Interest income	8,221	11,804	31,842	31,646
Interest expense	(140)	(170)	(410)	(438)
Miscellaneous, net (a)	24,709	3,258	28,940	9,385
Other income, net	$19,700	$1,755	$30,366	$7,110
(a)Includes a gain of $21.4 million in the three and nine months ended September 30, 2026 related to the divestiture of certain manufacturing assets.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue recognition

Home sale revenues - Home sale revenues and related profit are generally recognized when title to and possession of the home are transferred to the buyer, and our performance obligation to deliver the agreed-upon home is generally satisfied at the home closing date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes, which totaled $515.9 million and $387.8 million at September 30, 2026 and December 31, 2025, respectively. Substantially all of our home sales are scheduled to close and be recorded to revenue within one year from the date of receiving a customer deposit. See Note 8 for information on warranties and related obligations.

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

Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Insurance agency commissions relate to commissions on home and other insurance policies placed with third-party carriers through various agency channels. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy. The related contract assets for estimated future renewal commissions are included in other assets and totaled $90.0 million and $82.6 million at September 30, 2026 and December 31, 2025, respectively.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. At September 30, 2026 and December 31, 2025, residential mortgage loans available-for-sale had an aggregate fair value of $433.9 million and $613.7 million, respectively, and an aggregate outstanding principal balance of $463.5 million and $621.6 million, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding derivative instruments. Net gains from the sale of mortgages were $54.1 million and $59.6 million for the three months ended September 30, 2026 and 2025, respectively, and $142.0 million and $169.1 million for the nine months ended September 30, 2026 and 2025, respectively, and have been included in Financial Services revenues.

Derivative instruments and hedging activities

We are party to IRLCs with customers resulting from our mortgage origination operations. At September 30, 2026 and December 31, 2025, we had aggregate IRLCs of $1.5 billion and $820.2 million, respectively. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements.

We hedge our exposure to interest rate market risk relating to residential mortgage loans available-for-sale and IRLCs using forward contracts on mortgage-backed securities, which are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price, and whole loan investor commitments, which are obligations of an investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. At September 30, 2026 and December 31, 2025, we had unexpired forward contracts of $1.8 billion and $1.3 billion, respectively, and whole loan investor commitments

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of $161.9 million and $270.6 million, respectively. Changes in the fair value of IRLCs and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

The fair values of derivative instruments and their locations in the Condensed Consolidated Balance Sheets are summarized below ($000’s omitted):

	September 30, 2026		December 31, 2025
	Other Assets	Accrued and Other Liabilities	Other Assets	Accrued and Other Liabilities
IRLCs	$686	$98,553	$1,459	$20,829
Forward contracts	79,570	128	3,316	3,407
Whole loan commitments	49	329	24	85
	$80,305	$99,010	$4,799	$24,321

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for unvested shares for the period (the “Denominator”). Computing diluted earnings per share is similar to computing basic earnings per share, except that the Denominator is increased to include the dilutive effects of unvested restricted share units and other potentially dilutive instruments. Anti-dilutive shares were immaterial in the three and nine months ended September 30, 2026 and 2025.

Credit losses

We are exposed to credit losses primarily through our vendors and insurance carriers. We assess and monitor each counterparty’s ability to pay amounts owed by considering contractual terms and conditions, the counterparty’s financial condition, macroeconomic factors, and business strategy. Our assets exposed to credit losses consist primarily of insurance receivables, contract assets related to insurance agency commissions, accounts receivable, and vendor rebate receivables. Counterparties associated with these assets are generally highly rated. Allowances on the aforementioned assets were not material as of September 30, 2026 and December 31, 2025.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. House and land inventory

Major components of inventory were as follows ($000’s omitted):

	September 30, 2026	December 31, 2025
Homes under construction	$5,667,088	$5,192,711
Land under development	7,671,608	6,955,016
Raw land	575,904	637,936
Consolidated inventory not owned (a)	136,727	120,160
Land held for sale	39,182	19,590
	$14,090,509	$12,925,413

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

We capitalize interest cost into inventory during the active development and construction of our communities. In all periods presented, we capitalized substantially all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest in inventory, beginning of period	$125,299	$136,624	$122,327	$139,960
Interest capitalized	29,550	26,139	85,874	78,360
Interest expensed	(28,627)	(31,199)	(81,979)	(86,756)
Interest in inventory, end of period	$126,222	$131,564	$126,222	$131,564

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
If an entity holding the land under option is a variable interest entity ("VIE"), our deposit represents a variable interest in that entity. No VIEs required consolidation at either September 30, 2026 or December 31, 2025 because we determined that we were not any VIE's primary beneficiary. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the land option agreements. The following provides a summary of our interests in land option agreements as of September 30, 2026 and December 31, 2025 ($000’s omitted):

	September 30, 2026		December 31, 2025
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Deposits and Pre-acquisition Costs	Remaining Purchase Price
Land options with VIEs	$416,517	$3,254,138	$436,258	$3,307,698
Other land options	828,690	6,182,281	830,642	6,695,156
	$1,245,207	$9,436,419	$1,266,900	$10,002,854

Land-related charges

We recorded the following land-related charges ($000's omitted):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Classification	2026	2025	2026	2025
Land impairments	Home sale cost of revenues	$25,791	$16,752	$41,898	$42,181
Net realizable value ("NRV") adjustments - land held for sale	Land sale and other cost of revenues	—	39	—	1,115
Write-offs of deposits and pre-acquisition costs	Other expense, net	11,678	10,836	23,132	26,515
		$37,469	$27,627	$65,030	$69,811

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Northeast	$254,573	$303,181	$666,061	$900,352
Southeast	681,534	770,295	2,002,088	2,156,041
Florida	1,102,778	1,098,712	3,070,529	3,116,603
Midwest	664,353	719,327	1,827,794	1,993,116
Texas	361,579	409,160	1,089,470	1,287,491
West	794,213	946,662	2,316,177	2,815,217
Other homebuilding (a)	7,790	54,207	117,544	137,144
	3,866,820	4,301,544	11,089,663	12,405,964
Financial Services	107,026	103,255	275,712	295,241
Consolidated revenues	$3,973,846	$4,404,799	$11,365,375	$12,701,205

Cost of revenues
Northeast	$(182,407)	$(211,608)	$(473,442)	$(605,945)
Southeast	(489,065)	(534,351)	(1,450,539)	(1,488,573)
Florida	(784,999)	(775,440)	(2,204,256)	(2,189,091)
Midwest	(466,400)	(506,999)	(1,292,318)	(1,413,295)
Texas	(291,175)	(311,384)	(851,397)	(963,097)
West	(667,799)	(759,282)	(1,924,068)	(2,232,067)
Other homebuilding (b)	(25,057)	(82,546)	(162,946)	(205,548)
	$(2,906,902)	$(3,181,610)	$(8,358,966)	$(9,097,616)

Selling, general, and administrative expenses:
Northeast	$(24,101)	$(24,901)	$(71,567)	$(75,189)
Southeast	(73,720)	(75,418)	(217,537)	(216,580)
Florida	(102,924)	(100,587)	(300,646)	(299,681)
Midwest	(63,994)	(61,387)	(188,481)	(181,760)
Texas	(51,586)	(54,898)	(151,105)	(168,900)
West	(77,971)	(85,333)	(236,069)	(252,769)
Other homebuilding (c)	(2,902)	1,843	4,908	10,407
	$(397,198)	$(400,681)	$(1,160,497)	$(1,184,472)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Other segment items (d):
Northeast	$(2,756)	$(1,141)	$(6,274)	$(3,880)
Southeast	(7,364)	(7,422)	(18,528)	(20,349)
Florida	(6,020)	(7,105)	(17,859)	(19,108)
Midwest	(2,665)	(3,035)	(7,474)	(6,403)
Texas	(4,766)	(4,659)	(9,206)	(12,340)
West	(9,032)	(9,329)	(15,045)	(23,592)
Other homebuilding (e)	49,531	36,868	105,711	94,865
	16,928	4,177	31,325	9,193
Financial Services	(61,468)	(58,897)	(180,196)	(172,228)
	$(44,540)	$(54,720)	$(148,871)	$(163,035)

Income before income taxes (f):
Northeast	$45,309	$65,531	$114,778	$215,338
Southeast	111,385	153,104	315,484	430,539
Florida	208,835	215,580	547,768	608,723
Midwest	131,294	147,906	339,521	391,658
Texas	14,052	38,219	77,762	143,154
West	39,411	92,718	140,995	306,789
Other homebuilding	29,362	10,372	65,217	36,868
	579,648	723,430	1,601,525	2,133,069
Financial Services	45,558	44,358	95,516	123,013
Consolidated income before income taxes	$625,206	$767,788	$1,697,041	$2,256,082

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
(e)Other homebuilding includes income from unconsolidated entities, interest, the amortization of intangible assets, and other items not allocated to the operating segments. Other homebuilding also includes a gain of $21.4 million in the three and nine months ended September 30, 2026 related to the divestiture of certain manufacturing assets.
(f)Income before income taxes includes certain land-related charges (see the following table and Note 2).

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Land-related charges (a):
Northeast	$1,243	$160	$1,800	$401
Southeast	3,629	3,099	7,731	8,773
Florida	877	1,200	13,610	6,489
Midwest	1,336	898	2,655	2,501
Texas	15,948	7,840	21,448	12,190
West	13,468	13,710	15,603	37,134
Other homebuilding	968	720	2,183	2,323
	$37,469	$27,627	$65,030	$69,811

(a)    Land-related charges include land impairments, NRV adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Northeast	$1,108	$770	$3,061	$2,488
Southeast	3,312	3,059	9,546	7,726
Florida	4,963	4,797	14,348	14,285
Midwest	3,031	2,348	8,322	6,741
Texas	2,354	2,099	6,195	6,013
West	5,230	4,811	15,617	13,568
Other homebuilding	3,142	5,490	10,426	17,143
	23,140	23,374	67,515	67,964
Financial Services	3,551	2,460	9,111	7,585
	$26,691	$25,834	$76,626	$75,549

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Operating Data by Segment
	($000's omitted)
	September 30, 2026		December 31, 2025
	Total Inventory	Total Assets	Total Inventory	Total Assets
Northeast	$910,753	$1,036,464	$735,538	$830,114
Southeast	2,546,187	2,943,338	2,224,780	2,646,216
Florida	3,449,016	3,966,197	3,204,259	3,664,325
Midwest	1,504,192	1,675,918	1,406,118	1,560,397
Texas	1,560,226	1,861,368	1,545,253	1,829,532
West	4,017,955	4,498,707	3,720,564	4,224,604
Other homebuilding (a)	102,180	1,623,223	88,901	2,400,496
	14,090,509	17,605,215	12,925,413	17,155,684
Financial Services	—	879,691	—	892,739
	$14,090,509	$18,484,906	$12,925,413	$18,048,423

(a)Other homebuilding primarily includes cash and equivalents, capitalized interest, intangibles, deferred tax assets, other corporate items that are not allocated to the operating segments, and eliminations of certain inventory not owned allocated to the operating segments. Other homebuilding also includes goodwill of $40.4 million at both September 30, 2026 and December 31, 2025.

4. Debt

Notes payable

Our notes payable are summarized as follows ($000’s omitted):

	September 30, 2026	December 31, 2025
5.500% unsecured senior notes due March 2026 (a)	$—	$251,867
5.000% unsecured senior notes due January 2027 (a)	—	337,277
4.250% unsecured senior notes due March 2031 (a)	400,000	—
7.875% unsecured senior notes due June 2032 (a)	300,000	300,000
6.375% unsecured senior notes due May 2033 (a)	400,000	400,000
6.000% unsecured senior notes due February 2035 (a)	300,000	300,000
4.900% unsecured senior notes due March 2036 (a)	400,000	—
Net premiums, discounts, and issuance costs (b)	(16,496)	(5,231)
Total senior notes	$1,783,504	$1,583,913
Other notes payable	25,392	47,185
Notes payable	$1,808,896	$1,631,098
Estimated fair value	$1,800,092	$1,755,396

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
Other notes payable
Other notes payable include non-recourse and limited recourse notes with third parties that totaled $25.4 million and $47.2 million at September 30, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%. We recorded $34.2 million and $13.1 million of inventory through seller financing in the nine months ended September 30, 2026 and September 30, 2025, respectively.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2026, we had no borrowings outstanding, $368.3 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At September 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $64.6 million.

Financial Services debt

Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement") in August 2026 with third-party lenders that matures on August 10, 2027. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders (the "Original Repurchase Agreement"). The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at September 30, 2026, which continues until maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2026, Pulte Mortgage had $383.2 million outstanding at a weighted-average interest rate of 5.61% and $241.8 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Original Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Shareholders’ equity

In the nine months ended September 30, 2026, we declared cash dividends totaling $148.1 million and repurchased 8.4 million shares under our share repurchase authorization for $1.0 billion. In the nine months ended September 30, 2025, we declared cash dividends totaling $132.2 million and repurchased 8.2 million shares under our share repurchase authorization for $900.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. At September 30, 2026, we had remaining authorization to repurchase $1.5 billion of common shares.

Under our share-based compensation plans, we accept shares as payment under certain conditions related to the vesting of shares, generally related to the payment of minimum tax obligations. In the nine months ended September 30, 2026 and 2025, participants surrendered shares valued at $39.6 million and $24.3 million, respectively, under these plans. Such share transactions are excluded from the above noted share repurchase authorization.

6. Income taxes

Our effective tax rate was 23.9% and 23.7% for the three and nine months ended September 30, 2026, respectively, compared with 23.7% and 23.9% for the comparable prior year periods in 2025. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our effective tax rate for the nine months ended September 30, 2026 and 2025 also includes benefits from stock-based compensation.

At September 30, 2026 and December 31, 2025, we had net deferred tax liabilities of $423.9 million and $399.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between estimated and actual results could result in changes in the valuation of deferred tax assets that could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

Unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in a tax return and the benefits recognized for financial statement purposes. We had $29.1 million and $29.9 million of gross unrecognized tax benefits at September 30, 2026 and December 31, 2025, respectively. Additionally, we had no accrued interest and penalties at September 30, 2026 and $0.6 million at December 31, 2025.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2026	December 31, 2025

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$433,947	$613,665
IRLCs	Level 2	(97,867)	(19,370)
Forward contracts	Level 2	79,442	(91)
Whole loan commitments	Level 2	(280)	(61)

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$51,947	$55,119

Disclosed at fair value:
Cash, cash equivalents, and restricted cash	Level 1	$1,408,027	$2,008,776
Financial Services debt	Level 2	383,245	532,338
Senior notes payable	Level 2	1,774,700	1,708,211
Other notes payable	Level 2	25,392	47,185

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

The carrying amounts of cash and equivalents, Financial Services debt and other notes payable approximate their fair values due to their short-term nature and/or floating interest rate terms. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $1.8 billion and $1.6 billion at September 30, 2026 and December 31, 2025, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Commitments and contingencies

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $368.3 million and $3.0 billion, respectively, at September 30, 2026, and $357.1 million and $3.1 billion, respectively, at December 31, 2025. In the event any such letter of credit or surety bond is drawn, we would be obligated to reimburse the issuer of the letter of credit or surety bond. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be drawn.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Warranty liabilities, beginning of period	$126,537	$133,717	$128,717	$130,538
Reserves provided	21,334	21,164	64,212	73,455
Payments	(25,455)	(25,420)	(73,453)	(75,763)
Other adjustments	1,202	2,868	4,142	4,099
Warranty liabilities, end of period	$123,618	$132,329	$123,618	$132,329

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

Our recorded reserves for all such claims totaled $259.8 million and $259.4 million at September 30, 2026 and December 31, 2025, respectively. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 71% and 74% of the total general liability reserves at September 30, 2026 and December 31, 2025, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Adjustments to reserves are recorded in the period in which the change in estimate occurs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$262,207	$273,448	$259,410	$267,474
Reserves provided	10,555	12,433	32,889	36,363
Adjustments to previously recorded reserves	—	—	(13,514)	(8,666)
Payments, net	(12,952)	(3,859)	(18,975)	(13,149)
Balance, end of period	$259,810	$282,022	$259,810	$282,022

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

ROU assets are classified within other assets on the balance sheet, while lease liabilities are classified within accrued and other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $107.8 million and $123.2 million at September 30, 2026, respectively, and $109.7 million and $133.2 million at December 31, 2025, respectively. In the three and nine months ended September 30, 2026 we recorded an additional $7.6 million and $13.0 million, respectively, of lease liabilities under operating leases, and $2.7 million and $36.7 million, respectively, in the comparable prior year periods. Payments on lease liabilities in the three and nine months ended September 30, 2026 totaled $6.0 million and $19.3 million, respectively, and $5.7 million and $17.2 million in the comparable prior year periods.

Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of less than one year. In the three and nine months ended September 30, 2026 our total lease expense was $13.3 million and $41.0 million, respectively, and $14.6 million and $45.6 million in the comparable prior year periods. Our total lease expense is inclusive of variable lease costs of $2.0 million and $6.1 million in the three and nine months ended September 30, 2026, respectively, and $2.0 million and $7.3 million in the comparable prior year periods, as well as short-term lease costs of $4.6 million and $13.9 million in the three and nine months ended September 30, 2026, respectively, and $6.0 million and $17.4 million in the comparable prior year periods. Sublease income was de minimis.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The future minimum lease payments required under our leases as of September 30, 2026 were as follows ($000's omitted):

Years Ending December 31,
2026 (a)	$8,616
2027	26,828
2028	25,788
2029	22,321
2030	19,344
Thereafter	38,314
Total lease payments (b)	141,211
Less: Interest (c)	(18,014)
Present value of lease liabilities (d)	$123,197

(a)Remaining payments are for the three months ending December 31, 2026.
(b)Lease payments include options to extend lease terms that are reasonably certain of being exercised and exclude $0.6 million of legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2026.
(c)Our leases do not provide a readily determinable implicit rate. As a result, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)The weighted-average remaining lease term and weighted-average discount rate used in calculating our lease liabilities were 5.6 years and 4.7%, respectively, at September 30, 2026.

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

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before income taxes:
Homebuilding	$579,648	$723,430	$1,601,525	$2,133,069
Financial Services	45,558	44,358	95,516	123,013
Income before income taxes	625,206	767,788	1,697,041	2,256,082
Income tax expense	(149,479)	(181,954)	(402,315)	(538,967)
Net income	$475,727	$585,834	$1,294,726	$1,717,115

Diluted earnings per share	$2.53	$2.96	$6.79	$8.55
Demand conditions further weakened during the third quarter of 2026. Elevated mortgage rates, which increased sharply during the third quarter of 2026, most notably during September, continue to pressure affordability and consumer demand. These conditions, together with higher housing costs, broader economic uncertainty, and volatility in geopolitical conditions, in part due to tensions in the Middle East, have also negatively impacted inflation, interest rates, and consumer confidence. We have continued responding to these conditions by adjusting production cadence and sales prices where necessary and focusing sales incentives on discounts, closing cost incentives, and mortgage interest rate buydowns. We have also continued to manage our spec inventory levels, leveraging sales incentives as needed. Despite these pricing actions, net new orders in units decreased 6% compared to the prior year period. Closings decreased 9% in the third quarter of 2026, while average selling prices decreased 1%.
We expect that many homebuyers will continue to face affordability challenges. In response, we expect our sales incentives to remain elevated and for our pace of house starts to remain dynamic in response to market conditions. We have successfully lowered our mix of spec home inventory. However, we continue to face pressure in the cost of land acquisition and development. Due to the length of our land development and construction cycle times, there is a lag between when such cost changes occur and when they impact our operating results. Our gross margin decreased to 24.8% in the third quarter of 2026 versus 26.2% in the third quarter of 2025, and 25.0% in the second quarter of 2026.
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
–Working with our vendors to update the costs for materials, labor, and services to reflect changes in market conditions;
–Adjusting our overhead cost structure as necessary to align with demand;
–Rebalancing our mix of spec versus sold home inventory to continue to service buyers seeking to close within 30 to 90 days while increasing our backlog of build-to-order homes;
–Maintaining a focus on shareholder return through share buybacks and dividends, including $1.0 billion of share repurchases in the first nine months of 2026 and an 18% increase in our quarterly dividends from $0.22 to $0.26 per share effective with our January 2026 dividend payment; and
–Maintaining ample liquidity.

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

Homebuilding Operations

The following presents selected financial information for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Home sale revenues	$3,859,030	(9)%	$4,248,375	$10,973,638	(11)%	$12,265,619
Land sale and other revenues	7,790	(85)%	53,169	116,025	(17)%	140,345
Total Homebuilding revenues	3,866,820	(10)%	4,301,544	11,089,663	(11)%	12,405,964
Home sale cost of revenues (a)	(2,901,856)	(7)%	(3,133,548)	(8,258,644)	(8)%	(8,968,112)
Land sale and other cost of revenues	(5,046)	(90)%	(48,062)	(100,322)	(23)%	(129,504)
Selling, general, and administrative expenses ("SG&A")	(397,198)	(1)%	(400,681)	(1,160,497)	(2)%	(1,184,472)
Equity income (loss) from unconsolidated entities, net	(2,772)	(b)	2,422	959	(b)	2,083
Other income, net (d)	19,700	(b)	1,755	30,366	(b)	7,110
Income before income taxes	$579,648	(20)%	$723,430	$1,601,525	(25)%	$2,133,069

Supplemental data:
Gross margin from home sales (a)	24.8%	(140) bps	26.2%	24.7%	(220) bps	26.9%
SG&A as a percentage of home sale revenues	10.3%	90 bps	9.4%	10.6%	90 bps	9.7%
Closings (units)	6,876	(9)%	7,529	19,975	(8)%	21,751
Average selling price	$561	(1)%	$564	$549	(3)%	$564
Net new orders:
Units	6,208	(6)%	6,638	21,778	1%	21,486
Dollars (c)	$3,498,584	(4)%	$3,639,690	$12,147,961	1%	$12,005,455
Cancellation rate	16%		16%	13%		15%
Average active communities	1,077	7%	1,002	1,064	8%	986
Backlog at September 30:
Units				10,298	4%	9,888
Dollars				$6,444,435	3%	$6,234,554

(a)Includes the amortization of capitalized interest.
(b)Percentage not meaningful.
(c)Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
(d)Includes a gain of $21.4 million in the three and nine months ended September 30, 2026 related to the divestiture of certain manufacturing assets.

Home sale revenues

Home sale revenues in the three and nine months ended September 30, 2026 were lower than the prior year periods by $389.3 million and $1.3 billion, respectively. In the three months ended September 30, 2026, the 9% decrease resulted primarily from a 9% decrease in closings from the prior year period, combined with a 1% decrease in average selling price. In the nine months ended September 30, 2026, the 11% decrease resulted primarily from an 8% decrease in closings, combined with a 3% decrease in average selling price. The decreases in closings were primarily attributable to the more challenging demand conditions, partially offset by a higher community count and improved production cycle times. Average selling price during the three and nine months ended September 30, 2026 decreased due to product and geographic mix, elevated sales incentives, and efforts to reduce our level of spec inventory during 2026.

Home sale gross margins

Home sale gross margins were 24.8% and 24.7% in the three and nine months ended September 30, 2026, respectively, compared with 26.2% and 26.9% in the three and nine months ended September 30, 2025, respectively. The decreases in home sale gross margins were primarily attributable to the aforementioned pricing actions, including elevated sales incentives, and increased land acquisition and development costs. We expect these factors to continue to impact our gross margins over the near term. Gross margins for the first nine months of 2026 were also unfavorably impacted by our efforts to reduce completed spec inventory to more appropriate levels.

Land sale and other revenues

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale and other revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sale and other revenues contributed income of $2.7 million and $15.7 million for the three and nine months ended September 30, 2026, respectively, compared with income of $5.1 million and $10.8 million for the three and nine months ended September 30, 2025, respectively.

SG&A

SG&A as a percentage of home sale revenues was 10.3% and 10.6% in the three and nine months ended September 30, 2026, respectively, compared with 9.4% and 9.7% for the three and nine months ended September 30, 2025, respectively. The gross dollar amount of our SG&A decreased $3.5 million, or 1%, for the three months ended September 30, 2026 compared with the prior year period, and decreased $24.0 million, or 2%, for the nine months ended September 30, 2026 compared with the prior year period. The decrease in gross dollars for the three and nine months ended September 30, 2026 was primarily attributable to lower variable costs associated with the decrease in closings along with lower liability insurance costs. We expect to continue managing and balancing our overhead costs consistent with expected changes in the demand environment.

Other income, net

Other income, net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Write-offs of deposits and pre-acquisition costs	$(11,678)	$(10,836)	$(23,132)	$(26,515)
Amortization of intangible assets	(1,412)	(2,301)	(4,237)	(6,968)
Loss on debt retirement	—	—	(2,637)	—
Interest income	8,221	11,804	31,842	31,646
Interest expense	(140)	(170)	(410)	(438)
Miscellaneous, net (a)	24,709	3,258	28,940	9,385
Other income, net	$19,700	$1,755	$30,366	$7,110
(a)Includes a gain of $21.4 million in the three and nine months ended September 30, 2026 related to the divestiture of certain manufacturing assets.

Net new orders

Net new orders in units decreased 6% while net new orders in dollars decreased 4% in the three months ended September 30, 2026, as compared with the prior year period. Net new orders in units increased 1% while net new orders in dollars increased 1% in the nine months ended September 30, 2026, as compared with the prior year period. The decreased net new order volume and dollars in the three months ended September 30, 2026 was primarily attributable to our West, Southeast, and Texas segments, partially offset by higher volumes in our Florida segment. The increased net new order volume and dollars in the nine months ended September 30, 2026 over the comparable prior year period was primarily attributable to higher order volumes in our Florida and Midwest segments, partially offset by lower volumes in our West segment. Cancellation rates (canceled orders for the period divided by gross new orders for the period) were 16% and 13% for the three and nine months ended September 30, 2026, respectively, and 16% and 15% for the three and nine months ended September 30, 2025, respectively. Ending backlog dollars, which represent orders for homes that have not yet closed, increased 3% at September 30, 2026 compared with September 30, 2025.

Homes in production
The following is a summary of our homes in production:

	September 30, 2026	September 30, 2025
Sold	7,972	7,727
Unsold
Under construction	4,931	5,342
Completed	1,696	2,027
	6,627	7,369
Models	1,782	1,710
Total	16,381	16,806
The number of homes in production at September 30, 2026 was 3% lower than at September 30, 2025. This decrease was primarily due to our focus on reducing the number of spec homes and improved production cycle times, which reduces the length of time a home remains under construction.

Controlled lots

The following is a summary of our lots under control at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	3,633	7,317	10,950	3,671	7,202	10,873
Southeast	19,762	32,367	52,129	18,853	36,519	55,372
Florida	26,430	32,710	59,140	25,849	34,345	60,194
Midwest	11,471	20,642	32,113	10,319	21,660	31,979
Texas	14,783	17,032	31,815	16,220	19,162	35,382
West	25,681	12,447	38,128	26,192	14,640	40,832
Total	101,760	122,515	224,275	101,104	133,528	234,632
	45%	55%	100%	43%	57%	100%

Developed (%)	50%	26%	37%	50%	25%	36%

While competition for well-positioned land is robust, we have continued to pursue land investments that we believe can achieve appropriate risk-adjusted returns on invested capital. We have also continued to seek to maintain a high percentage of our lots that are controlled via land option agreements as such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. The remaining purchase price under our land option agreements totaled $9.4 billion at September 30, 2026.

Homebuilding Segment Operations

As of September 30, 2026, we conducted our operations in 48 markets located throughout 26 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Maryland, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Midwest:	Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio
Texas:	Texas
West:	Arizona, California, Colorado, Nevada, New Mexico, Oregon, Utah, Washington
The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Revenues:
Northeast	$254,573	(16)%	$303,181	$666,061	(26)%	$900,352
Southeast	681,534	(12)%	770,295	2,002,088	(7)%	2,156,041
Florida	1,102,778	—%	1,098,712	3,070,529	(1)%	3,116,603
Midwest	664,353	(8)%	719,327	1,827,794	(8)%	1,993,116
Texas	361,579	(12)%	409,160	1,089,470	(15)%	1,287,491
West	794,213	(16)%	946,662	2,316,177	(18)%	2,815,217
Other homebuilding (a)	7,790	(86)%	54,207	117,544	(14)%	137,144
	$3,866,820	(10)%	$4,301,544	$11,089,663	(11)%	$12,405,964
Income before income taxes (b):
Northeast	$45,309	(31)%	$65,531	$114,778	(47)%	$215,338
Southeast	111,385	(27)%	153,104	315,484	(27)%	430,539
Florida	208,835	(3)%	215,580	547,768	(10)%	608,723
Midwest	131,294	(11)%	147,906	339,521	(13)%	391,658
Texas	14,052	(63)%	38,219	77,762	(46)%	143,154
West	39,411	(57)%	92,718	140,995	(54)%	306,789
Other homebuilding (c)	29,362	183%	10,372	65,217	77%	36,868
	$579,648	(20)%	$723,430	$1,601,525	(25)%	$2,133,069

(a)Other homebuilding includes revenues from land sales and construction services.
(b)Income before income taxes includes land-related charges as summarized in the table below.
(c)     Other homebuilding includes the amortization of intangible assets and capitalized interest and other items not allocated to the other segments. Other homebuilding also includes a gain of $21.4 million in the three and nine months ended September 30, 2026 related to the divestiture of certain manufacturing assets.

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Closings (units):
Northeast	363	(11)%	408	955	(20)%	1,198
Southeast	1,305	(10)%	1,444	3,903	(3)%	4,039
Florida	1,904	(1)%	1,932	5,468	—%	5,464
Midwest	1,197	(9)%	1,313	3,347	(9)%	3,675
Texas	989	(8)%	1,073	2,976	(11)%	3,330
West	1,118	(18)%	1,359	3,326	(18)%	4,045
	6,876	(9)%	7,529	19,975	(8)%	21,751

Average selling price:
Northeast	$701	(6)%	$743	$697	(7)%	$752
Southeast	522	(2)%	533	513	(4)%	534
Florida	579	2%	569	562	(2)%	570
Midwest	555	1%	548	546	1%	542
Texas	366	(4)%	381	366	(5)%	387
West	710	2%	697	696	—%	696
	$561	(1)%	$564	$549	(3)%	$564

Net new orders - units:
Northeast	316	(15)%	371	1,156	—%	1,159
Southeast	1,132	(16)%	1,354	3,997	(3)%	4,115
Florida	1,823	6%	1,721	6,144	15%	5,363
Midwest	1,130	(1)%	1,144	3,824	1%	3,804
Texas	862	(8)%	938	3,173	(3)%	3,267
West	945	(15)%	1,110	3,484	(8)%	3,778
	6,208	(6)%	6,638	21,778	1%	21,486

Net new orders - dollars:
Northeast	$211,947	(17)%	$254,954	$800,990	(4)%	$836,914
Southeast	591,602	(17)%	714,843	2,023,419	(8)%	2,189,595
Florida	1,070,826	12%	956,442	3,606,658	19%	3,035,876
Midwest	648,152	3%	626,244	2,129,519	3%	2,062,965
Texas	328,809	(5)%	344,946	1,188,556	(4)%	1,233,766
West	647,248	(13)%	742,261	2,398,819	(9)%	2,646,339
	$3,498,584	(4)%	$3,639,690	$12,147,961	1%	$12,005,455

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2026 vs. 2025	2025
Cancellation rates:
Northeast	12%	8%	10%		9%
Southeast	17%	13%	14%		12%
Florida	13%	16%	11%		15%
Midwest	11%	11%	10%		10%
Texas	19%	19%	16%		16%
West	21%	22%	18%		20%
	16%	16%	13%		15%

Unit backlog:
Northeast			708	23%	576
Southeast			1,845	(7)%	1,988
Florida			3,097	15%	2,694
Midwest			2,082	8%	1,931
Texas			988	12%	885
West			1,578	(13)%	1,814
			10,298	4%	9,888

Backlog dollars:
Northeast			$511,479	16%	$442,684
Southeast			1,051,360	(9)%	1,161,072
Florida			2,055,425	19%	1,730,836
Midwest			1,260,455	11%	1,134,011
Texas			427,387	13%	377,451
West			1,138,329	(18)%	1,388,500
			$6,444,435	3%	$6,234,554

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Land-related charges (a):
Northeast	$1,243	$160	$1,800	$401
Southeast	3,629	3,099	7,731	8,773
Florida	877	1,200	13,610	6,489
Midwest	1,336	898	2,655	2,501
Texas	15,948	7,840	21,448	12,190
West	13,468	13,710	15,603	37,134
Other homebuilding	968	720	2,183	2,323
	$37,469	$27,627	$65,030	$69,811
(a)    Land-related charges include land inventory impairments, net realizable value adjustments on land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. Other homebuilding consists primarily of write-offs of capitalized interest related to such land-related charges.
Northeast

For the third quarter of 2026, Northeast home sale revenues decreased 16% when compared with the prior year period due to an 11% decrease in closings combined with a 6% decrease in average selling price. The decrease in closings and average selling price occurred across the majority of markets. Income before income taxes decreased 31%, primarily due to lower revenues and gross margins across the majority of markets. The decrease in net new orders primarily occurred in our Mid-Atlantic operations.

For the nine months ended September 30, 2026, Northeast home sale revenues decreased 26% when compared with the prior year period due to a 20% decrease in closings combined with a 7% decrease in average selling price. The decrease in closings occurred across all markets, while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 47% primarily due to lower revenues and gross margins across all markets. The decrease in net new orders primarily occurred in our Mid-Atlantic operations.

Southeast

For the third quarter of 2026, Southeast home sale revenues decreased 12% when compared with the prior year period due to a 10% decrease in closings combined with a 2% decrease in average selling price. The decrease in closings occurred across all markets, while the decrease in average selling price was mixed among markets. Income before income taxes decreased 27%, primarily due to lower revenues and gross margins across the majority of markets. Net new orders decreased across the majority of markets.

For the nine months ended September 30, 2026, Southeast home sale revenues decreased 7% when compared with the prior year period due to a 3% decrease in closings combined with a 4% decrease in average selling price. The decrease in closings occurred across the majority of markets, while the decrease in average selling price was mixed among markets. Income before income taxes decreased 27% primarily due to lower revenues across the majority of markets and lower gross margins across all markets. The decrease in net new orders was mixed among markets.

Florida

For the third quarter of 2026, Florida home sale revenues increased slightly when compared with the prior year period primarily due to a 2% increase in average selling price partially offset by a 1% decrease in closings. The increase in average selling price occurred across all markets, while the decrease in closings occurred across the majority of markets. Income before income taxes decreased 3% primarily due to lower gross margins across the majority of markets. Net new orders increased across the majority of markets.

For the nine months ended September 30, 2026, Florida home sale revenues decreased 1% when compared with the prior year period due to a 2% decrease in the average selling price partially offset by a slight increase in closings. The decrease in average selling price and increase in closings occurred across the majority of markets. Income before income taxes decreased 10% primarily due to lower revenues and closings in our Southwest Florida operations, combined with lower gross margins across all markets. The increase in net new orders occurred across all markets.

Midwest

For the third quarter of 2026, Midwest home sale revenues decreased 8% when compared with the prior year period due to a 9% decrease in closings partially offset by a 1% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 11% primarily due to lower revenues. The decrease in net new orders was mixed among markets.

For the nine months ended September 30, 2026, Midwest home sale revenues decreased 8% when compared with the prior year period due to a 9% decrease in closings partially offset by a 1% increase in average selling price. The decrease in closings and increase in average selling price occurred across the majority of markets. Income before income taxes decreased 13% primarily due to lower revenues across the majority of markets. The increase in net new orders was mixed among markets.

Texas

For the third quarter of 2026, Texas home sale revenues decreased 12% when compared with the prior year period due to an 8% decrease in closings combined with a 4% decrease in average selling price. The decrease in closings occurred across all markets, while the decrease in average selling price was mixed across markets. Income before income taxes decreased 63% primarily due to lower revenues across all markets, and lower gross margins primarily in our Dallas and Central Texas operations. The decrease in net new orders occurred across all markets.

For the nine months ended September 30, 2026, Texas home sale revenues decreased 15% when compared with the prior year period due to an 11% decrease in closings combined with a 5% decrease in average selling price. The decrease in closings occurred across all markets, while the decrease in average selling price occurred across the majority of markets. Income before income taxes decreased 46% primarily due to lower revenues across all markets, and lower gross margins primarily in our Dallas and Central Texas operations. The decrease in net new orders occurred across all markets.

West

For the third quarter of 2026, West home sale revenues decreased 16% when compared with the prior year period due to an 18% decrease in closings partially offset by a 2% increase in average selling price. The decrease in closings occurred across the majority of markets while the increase in average selling price was primarily due to closings mix in our California markets. Income before income taxes decreased 57% primarily due to lower revenues and gross margins across the majority of markets. The decrease in net new orders occurred across the majority of markets.

For the nine months ended September 30, 2026, West home sale revenues decreased 18% when compared with the prior year period due to an 18% decrease in closings, while average selling price was in line with the prior year period. The decrease in closings occurred across the majority of markets. Income before income taxes decreased 54% primarily due to lower revenues and gross margins across the majority of markets. The decrease in net new orders occurred across the majority of markets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2026 vs. 2025	2025	2026	2026 vs. 2025	2025
Mortgage revenues	$75,719	3%	$73,816	$187,088	(11)%	$210,910
Title services revenues	23,840	(5)%	25,086	68,624	(4)%	71,844
Insurance agency commissions	7,467	72%	4,353	20,000	60%	12,487
Total Financial Services revenues	107,026	4%	103,255	275,712	(7)%	295,241
Expenses	(61,468)	4%	(58,897)	(181,306)	5%	(173,478)
Equity income from unconsolidated entities	—	—%	—	1,110	(11)%	1,250
Income before income taxes	$45,558	3%	$44,358	$95,516	(22)%	$123,013
Total originations:
Loans	4,438	(7)%	4,782	13,056	(7)%	14,037
Principal	$1,920,110	(7)%	$2,054,441	$5,599,429	(8)%	$6,085,214

	Nine Months Ended
	September 30,
	2026	2025
Supplemental data:
Capture rate	84.9%	85.1%
Average FICO score	750	752
Funded origination breakdown:
Government (FHA, VA, USDA)	29%	27%
Other agency	68%	69%
Total agency	97%	96%
Non-agency	3%	4%
Total funded originations	100%	100%

Revenues

Total Financial Services revenues decreased 7% for the nine months ended September 30, 2026, compared with the comparable prior year period, primarily due to lower Homebuilding volumes.

Income before income taxes

Income before income taxes decreased 22% for the nine months ended September 30, 2026, compared with the comparable prior year period, primarily due to lower Homebuilding volumes.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2026 was 23.9% and 23.7%, respectively, compared with 23.7% and 23.9% for the comparable prior year periods. Our effective tax rate for each of these periods differs from the federal statutory rate primarily due to state income tax expense and federal tax credits. Our effective tax rate for the nine months ended September 30, 2026 and 2025 also includes benefits from stock-based compensation.

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

At September 30, 2026, we had unrestricted cash and equivalents of $1.4 billion, restricted cash balances of $38.1 million, and $1.4 billion available under our Revolving Credit Facility. Our ratio of debt-to-total capitalization, excluding our Financial Services debt, was 12.1% at September 30, 2026, compared with 11.2% at December 31, 2025. We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term deposits and investments, which helps mitigate banking concentration risk.

For the next 12 months, we expect our principal demand for funds will be for the acquisition and development of land inventory, construction of house inventory, and operating expenses, including our general and administrative expenses. We plan to continue our dividend payments and repurchases of common stock. We need to repay or refinance Pulte Mortgage's master repurchase agreement with third-party lenders (the "Repurchase Agreement") prior to or at the time it comes due in August 2027. While we intend to refinance the Repurchase Agreement, there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Beyond the next 12 months, we will need to repay or refinance our Revolving Credit Facility, which matures in February 2031, and additional unsecured senior notes beginning in March 2031 and beyond (see Note 4). We may from time to time repurchase our unsecured senior notes through open market purchases, privately negotiated transactions, or otherwise.

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

Unsecured senior notes

We had $1.8 billion and $1.6 billion of unsecured senior notes outstanding at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, no repayments are due until March 2031.

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

Other notes payable

Other notes payable include non-recourse and limited recourse secured notes with third parties that totaled $25.4 million and $47.2 million at September 30, 2026 and December 31, 2025, respectively. These notes have maturities ranging up to four years, are secured by the applicable land positions to which they relate, and generally have no recourse to other assets. The stated interest rates on these notes range up to 9%.

Revolving credit facility

We maintain a revolving credit facility with third-party lenders entered into in June 2022 (the "Original Revolving Credit Facility", and, as amended, the "Revolving Credit Facility") scheduled to mature in February 2031. The Original Revolving Credit Facility was amended and restated in February 2026 to (i) extend the maturity from June 2027 to February 2031, (ii) increase the total committed capacity from $1.25 billion to $1.75 billion, and (iii) expand the uncommitted accordion feature from $500.0 million to $750.0 million, providing for potential capacity of up to $2.5 billion, subject to customary conditions and additional lender commitments. The Revolving Credit Facility provides for the issuance of letters of credit that reduce the available borrowing capacity under the Revolving Credit Facility, up to the maximum borrowing capacity. The interest rate on borrowings under the Revolving Credit Facility may be based on either the Secured Overnight Financing Rate or a base rate, plus an applicable margin, as defined therein. The Revolving Credit Facility contains financial covenants that require us to maintain a minimum Tangible Net Worth and a maximum Debt-to-Capitalization Ratio (as each term is defined in the Revolving Credit Facility). As of September 30, 2026, we were in compliance with all covenants and requirements of the Revolving Credit Facility. Outstanding balances under the Revolving Credit Facility are guaranteed by certain of our wholly-owned subsidiaries.

At September 30, 2026, we had no borrowings outstanding, $368.3 million of letters of credit issued, and $1.4 billion of remaining capacity under the Revolving Credit Facility. At December 31, 2025, we had no borrowings outstanding, $357.1 million of letters of credit issued, and $892.9 million of remaining capacity under the Original Revolving Credit Facility.

Joint venture debt

At September 30, 2026, aggregate outstanding debt of unconsolidated joint ventures was $64.6 million.

Financial Services debt

Pulte Mortgage entered into a master repurchase agreement (the "Repurchase Agreement") in August 2026 with third-party lenders that matures on August 10, 2027. The Repurchase Agreement replaced a substantially similar agreement that previously existed with different lenders (the "Original Repurchase Agreement"). The maximum aggregate commitment under the Repurchase Agreement was $625.0 million at September 30, 2026, which continues until maturity. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2026, Pulte Mortgage had $383.2 million outstanding at a weighted-average interest rate of 5.61% and $241.8 million of remaining capacity under the Repurchase Agreement. At December 31, 2025, Pulte Mortgage had $532.3 million outstanding at a weighted-average interest rate of 5.51% and $92.7 million of remaining capacity under the Original Repurchase Agreement. Pulte Mortgage was in compliance with all covenants and requirements as of such dates.

Dividends and share repurchase program

In the nine months ended September 30, 2026, we declared cash dividends totaling $148.1 million and repurchased 8.4 million shares under our share repurchase authorization for $1.0 billion. In the nine months ended September 30, 2025, we declared cash dividends totaling $132.2 million and repurchased 8.2 million shares under our share repurchase authorization for $900.0 million. On January 29, 2025, the Board of Directors increased our share repurchase authorization by $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. At September 30, 2026, we had remaining authorization to repurchase $1.5 billion of common shares.

Contractual Obligations

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of September 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase obligations related to expected acquisitions and development of land, house construction costs, operating leases, and obligations under our various compensation and benefit plans.

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our homebuilding projects and insurance programs. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects and insurance programs. If the obligations related to a project or program are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2026, we had outstanding letters of credit totaling $368.3 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $3.0 billion at September 30, 2026, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to projects that have not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2026, these agreements had an aggregate remaining purchase price of $9.4 billion. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. At September 30, 2026, outstanding deposits totaled $686.3 million, of which $15.1 million is refundable.

For further information regarding our primary obligations, refer to Note 4 and Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for amounts outstanding as of September 30, 2026 related to debt and commitments and contingencies, respectively.

Cash flows

Operating activities

Net cash provided by operating activities in the nine months ended September 30, 2026 was $637.0 million. Generally, the primary drivers of our cash flow from operations are profitability and changes in the levels of inventory and residential mortgage loans available-for-sale, each of which experience seasonal fluctuations. The cash inflows from our operations for the nine months ended September 30, 2026 were primarily due to net income of $1.3 billion and a net decrease in residential mortgage loans available-for-sale of $179.7 million, partially offset by a net increase in inventories of $1.1 billion, which was primarily attributable to land acquisition, development, and house spend to support ongoing operations.

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

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2026 was $8.8 million. These cash outflows primarily resulted from capital expenditures of $78.2 million related to our ongoing investments in new communities, facilities, and information technology applications, along with $45.8 million of investments in unconsolidated entities, partially offset by distributions of capital from unconsolidated entities of $21.6 million and proceeds from asset dispositions of $90.6 million.

Net cash used in investing activities in the nine months ended September 30, 2025 was $64.1 million. These cash outflows primarily resulted from capital expenditures of $91.4 million related to our ongoing investments in new communities, facilities, and information technology applications, partially offset by distributions of capital from unconsolidated entities of $45.7 million.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2026 totaled $1.2 billion. These cash outflows resulted primarily from repayments and redemptions of notes payable of $612.7 million, repurchases of 8.4 million common shares for $1.0 billion under our share repurchase authorization, payments of $150.8 million in cash dividends, and net repayments of $149.1 million under the Repurchase Agreement, partially offset by $794.8 million of proceeds from debt issuance.

Net cash used in financing activities in the nine months ended September 30, 2025 totaled $1.2 billion. These cash outflows resulted primarily from repurchases of 8.2 million common shares for $900.0 million under our share repurchase authorization, payments of $133.7 million in cash dividends, payments of $33.0 million related to consolidated inventory not owned, and net repayments of $122.7 million under the Original Repurchase Agreement.

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

Supplemental Guarantor Financial Information

As of September 30, 2026, PulteGroup, Inc. had outstanding $1.8 billion principal amount of unsecured senior notes due at dates from March 2031 through March 2036 and no borrowings outstanding, $368.3 million of letters of credit issued, and $1.4 billion of remaining capacity under its Revolving Credit Facility.

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

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that such Guarantor:

(a) incurred the guarantee with the intent of hindering, delaying or defrauding creditors; or

(b) received less than reasonably equivalent value or fair consideration in return for incurring the guarantee and, in the case of any one of the following being true at the time thereof:

•such Guarantor was insolvent or rendered insolvent by reason of the issuance or incurrence of the guarantee;
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

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 7.875% unsecured senior notes due 2032, 6.375% unsecured senior notes due 2033, and 6.000% unsecured senior notes due 2035:

Summarized Balance Sheet Data
ASSETS	September 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,048,455	$1,632,196
House and land inventory	13,816,167	12,635,442
Amount due from Non-Guarantor Subsidiaries	974,854	1,083,631
Total assets	17,134,300	16,507,470

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,828,448	$2,601,837
Notes payable	1,808,896	1,631,098
Total liabilities	5,107,848	4,682,755

	Nine Months Ended	Year Ended
	September 30,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$10,940,777	$16,594,878
Cost of revenues	8,232,522	12,220,999
Selling, general, and administrative expenses	1,114,104	1,508,055
Income before income taxes	1,630,764	3,047,519

PulteGroup, Inc. and Guarantor Subsidiaries of the Company’s 4.250% unsecured senior notes due 2031 and 4.900% unsecured senior notes due 2036:

Summarized Balance Sheet Data
ASSETS	September 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$1,019,989	$1,623,081
House and land inventory	14,099,253	12,935,565
Total assets	17,410,042	16,819,499

LIABILITIES
Accounts payable, customer deposits, accrued and other liabilities	$2,846,066	$2,627,453
Notes payable	1,808,896	1,631,098
Amount due to Non-Guarantor Subsidiaries	233,806	142,311
Total liabilities	5,125,467	4,708,371

	Nine Months Ended	Year Ended
	September 30,	December 31
Summarized Statement of Operations Data	2026	2025
Revenues	$11,065,140	$16,796,525
Cost of revenues	8,343,448	12,403,216
Selling, general, and administrative expenses	1,111,119	1,504,824
Income before income taxes	1,626,682	3,040,908

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the nine months ended September 30, 2026 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table sets forth the principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value of our debt obligations as of September 30, 2026 ($000’s omitted):

	As of September 30, 2026 for the Years ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed rate debt	$8,424	$5,071	$7,557	$4,340	$—	$1,800,000	$1,825,392	$1,800,092
Average interest rate	2.58%	7.23%	6.64%	5.00%	—%	5.76%	5.75%

Variable rate debt (a)	$383,245	$—	$—	$—	$—	$—	$383,245	$383,245
Average interest rate	5.61%	—%	—%	—%	—%	—%	5.61%

(a) Includes the Repurchase Agreement and amounts outstanding under our Revolving Credit Facility, under which there was no amount outstanding at September 30, 2026.

Qualitative disclosure

There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 3, Quantitative and Qualitative Disclosures About Market Risk, and elsewhere in this report are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “continue,” “may,” “can,” “could,” “might,” “should,” “will” and similar expressions identify forward-looking statements, including statements related to any potential impairment charges and the impacts or effects thereof, expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted) (2)
July 1, 2026 to July 31, 2026	790,036	$127.78	790,036	$1,700,784
August 1, 2026 to August 31, 2026	809,588	$129.69	809,588	$1,595,785
September 1, 2026 to September 30, 2026	1,210,221	$119.36	1,210,221	$1,451,335
Total	2,809,845	$124.70	2,809,845

(1)     During 2026, participants surrendered shares for payment of minimum tax obligations upon the vesting or exercise of previously granted share-based compensation awards. Such shares were not repurchased as part of our publicly-announced share repurchase programs and are excluded from the table above.

(2)     On January 29, 2025, the Board of Directors approved an increase to our share repurchase authorization of $1.5 billion, which was publicly announced on January 30, 2025. On April 22, 2026, the Board of Directors approved an additional increase to our share repurchase authorization of $1.5 billion, which was publicly announced on April 23, 2026. There is no expiration date for these programs, under which $1.5 billion remained available for repurchases as of September 30, 2026.

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
Master Repurchase Agreement dated as of August 11, 2026, among Truist Bank, as Agent and a Buyer and Swing Line Facility Buyer, the other Buyers party hereto Pulte Mortgage LLC, as seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 12, 2026)

22	(a)	List of Guarantor Subsidiaries (Incorporated by reference to Exhibit 22 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026)

31	(a)	Rule 13a-14(a) Certification by Ryan R. Marshall, President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by James L. Ossowski, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Furnished herewith)

101.INS		Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ James L. Ossowski
James L. Ossowski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 22, 2026